Form 10QSB
period 1996-03-31
CHADMOORE WIRELESS GROUP INC
filed 1996-05-20
CIK 815755

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ________________ to ______________

                      Commission file number:  33-14841-D

                         CHADMOORE WIRELESS GROUP, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

COLORADO                                                    84-1058165
- -------------------------------                             --------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

                 4720 POLARIS STREET, LAS VEGAS, NEVADA  89103
                 ---------------------------------------------
                    (Address of principal executive offices)

                                (702)  891-5255
                          ---------------------------
                          (Issuer's telephone number)


- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]



               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.     Yes [ ]     No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
AS OF APRIL 30, 1996, ISSUER HAD 9,888,982 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

================================================================================

                                     INDEX


PART I - FINANCIAL INFORMATION

                                                                                            PAGE
                                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS.

         Unaudited Consolidated Financial Statements of Chadmoore
         Wireless Group, Inc. and Subsidiaries (Formerly CapVest Internationale, Ltd.):

                 Consolidated Balance Sheets:
                       As of March 31, 1996 and December 31, 1995                           1

                 Consolidated Statements of Operations:
                       For the Three Months Ended March 31, 1996 and 1995 and Cumulative
                       from January 1, 1994 to March 31, 1996                               2

                 Consolidated Statements of Cash Flows:
                    For the Three Months Ended March 31, 1996 and 1995 and Cumulative
                    from January 1, 1994  to March 31, 1996                                 3-4

                 Consolidated Statement of Changes in Shareholders' Equity
                       For the Three Months Ended March 31, 1996                            5


                 Notes to Unaudited Consolidated Financial Statements                       6-9


ITEM 2. PLAN OF OPERATION                                                                   9-11



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                  11

ITEM 2. CHANGES IN SECURITIES                                                               11

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                     11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS                               11

ITEM 5. OTHER INFORMATION                                                                   11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                    11-13

SIGNATURES                                                                                  14

PART I.  ITEM I.  FINANCIAL STATEMENTS

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                    (FORMERLY CAPVEST INTERNATIONALE, LTD.)
                          CONSOLIDATED BALANCE SHEETS

                                                                                                March 31,1996       December 31,
                                            ASSETS                                               (Unaudited)            1995
                                            ------                                               -----------            ----
Current assets:
      Cash                                                                                   $     804,995    $     188,029
      Amounts held for shares issued                                                                  --            675,000
      Stock subscription receivable                                                                   --            287,000
      Accounts receivable                                                                          220,762             --
      Inventory                                                                                     99,844             --
      Due from General Communications                                                               17,729           76,252
      Prepaid property management rights                                                           108,750          117,813
      Deposits                                                                                      16,742           16,742
      Other                                                                                          7,813            7,813
                                                                                             -------------    -------------
                     Total current assets                                                        1,276,635        1,368,649

Property and equipment, net                                                                      1,365,633          353,942
FCC licenses, net (note 5)                                                                       1,452,955        1,321,336

Organization costs, net of accumulated amortization of $6,213 and $5,370, respectively              10,646           11,489
Other Receivable                                                                                    20,000           20,000
Investment in license options                                                                    1,321,220        1,147,700
Deposit on licenses                                                                              1,682,106          860,258
Non-competition and consulting agreements, net of accumulated amortization $94,838                    --            258,121
                                                                                             -------------    -------------
                                                                                             $   7,129,195    $   5,341,495
                                                                                             =============    =============

                             LIABILITIES AND SHAREHOLDERS' EQUITY
                             ------------------------------------
Liabilities:
      Current installments of  long-term debt                                                $     151,250    $     337,255
      Accounts payable and accrued liabilities                                                     320,014          361,641
      Deposit on sale                                                                               72,029             --
      Licenses - options                                                                           413,950          448,350
      License option commission payable                                                            524,800          349,200
      Non-compete and consulting agreement - current                                                  --            119,225
      Accrued interest                                                                                --             54,490
                                                                                             -------------    -------------
                     Total current liabilities                                                   1,482,043        1,670,161
Non compete and consulting agreements, excluding current installments                                 --            108,840
Long term debt, excluding current installments, net                                              1,057,837          524,868
                                                                                             -------------    -------------
                     Total Liabilities                                                           2,539,880        2,303,869
                                                                                             -------------    -------------
Commitments and contingencies
Shareholders' equity:

      Preferred stock, $.001 par value. Authorized 40,000,000 shares;
          issued and outstanding -0- shares                                                           --               --
      Common stock, $.001 par value. Authorized 100,000,000 shares issued and outstanding;
          9,733,981 shares at March 31, 1996 and 8,387,064 shares at December 31,1995                9,734            8,387
      Additional paid-in capital                                                                12,285,568       10,564,852
      Stock subscribed                                                                             821,848          324,807
      Deficit accumulated during the development stage                                          (8,527,835)      (7,860,420)
                                                                                             -------------    -------------
                     Total shareholders' equity                                                  4,589,315        3,037,626
                                                                                             -------------    -------------

                                                                                             $   7,129,195    $   5,341,495
                                                                                             =============    =============


See accompanying notes to unaudited consolidated financial statements

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                    (FORMERLY CAPVEST INTERNATIONALE, LTD.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE THREE MONTHS ENDED MARCH 31,1996 AND MARCH 31,1995

                                                                                               Period from
                                                                                                January 1,
                                                                                                  1994
                                                      March 31, 1996   March 31, 1995    through March 31, 1996
                                                        (Unaudited)      (Unaudited)           (Unaudited)
                                                      --------------   --------------        --------------
Revenues
      Radio services                                   $      19,285    $        --          $      19,285
      Equipment sales                                        168,539             --                168,539
                                                       -------------    -------------        -------------
                                                             187,824             --                187,824
                                                       -------------    -------------        -------------

Costs and expenses
      Cost of sales                                           48,454             --                 48,454
      Salaries, wages and benefits                           251,130          100,750            1,124,011
      General and administrative                             585,347          375,667            7,881,700
      Depreciation and amortization                           50,333           46,158              276,621
                                                       -------------    -------------        -------------
                                                             935,264          522,575            9,330,786
                                                       -------------    -------------        -------------


Loss from operations                                        (747,440)        (522,575)          (9,142,962)

Other income (expense)
      Management fees (notes 2,3)                            100,198           59,687              472,611
      Interest expense                                       (22,048)         (46,015)            (180,373)
      Gain on sale of assets                                    --               --                330,643
      Loss on retirement of note                                --               --                (32,404)
      Other, net                                               1,875             --                 24,650
                                                       -------------    -------------        -------------
                                                              80,025           13,672              615,127
                                                       -------------    -------------        -------------

Net loss                                               $    (667,415)   $    (508,903)       $  (8,527,835)
                                                       =============    =============        =============


Weighted-average number of common shares outstanding       9,105,746        4,483,945            9,105,746
                                                       =============    =============        =============

Net loss per share                                     $        (.07)   $       (0.11)       $        (.94)
                                                       =============    =============        =============

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                    (FORMERLY CAPVEST INTERNATIONALE, LTD.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 31,1996 AND MARCH 31,1995

                                                                                                                 Period from
                                                                                                                January 1, 1994
                                                                                                                   through
                                                                             March 31,1996     March 31,1995     March 31,1996
                                                                              (Unaudited)       (Unaudited)       (Unaudited)
                                                                            --------------    --------------    --------------
Cash flows from operating activities
     Net loss                                                                     (667,415)   $     (508,903)       (8,527,835)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
          Depreciation and amortization                                             50,333            46,158           276,621
          Amortization of debt discount                                             12,718              --              12,718
          Gain on sale of assets held for resale                                      --                --            (330,643)
          Expense associated with:
            Stock issued for services                                               62,500              --           2,364,542
            Options issued for services                                               --                --           2,841,788
          Change in operating assets and liabilities:
            (Increase) decrease in stock subscriptions receivable, net of
               stock subscribed                                                    675,000              --              37,807

            Increase in Accounts receivable                                        (52,299)             --             (52,299)
            Increase in inventory                                                  (21,860)             --             (21,860)
            (Increase) Decrease Due from General Communications, Inc.               58,523           (26,732)          (17,729)
            Decrease in prepaids                                                     9,063              --               9,063
            Increase in other receivable                                              --                --             (20,000)
            Increase in deposits                                                      --                --             (16,742)
            Increase in other current                                                 --                --              (7,813)
            (Decrease) increase in accounts payable                                (52,142)          473,188           309,499
            Increase in commission payable                                         175,600              --             524,800
            Increase in accrued interest                                            16,370            34,960            70,860
                                                                            --------------    --------------    --------------
                    Net cash provided by (used in) operating activities            266,391            18,671        (2,547,223)
                                                                            --------------    --------------    --------------
Cash flows from investing activities
     Purchase of assets from General Communications                               (345,609)             --            (345,609)
     Purchase of SMR station licenses                                                 --                --          (1,398,575)
     Purchase of license options                                                  (207,920)         (699,950)         (907,270)
     Purchase of property and equipment                                           (591,125)          (72,021)       (1,143,557)
     Purchase of assets held for resale                                               --            (149,650)         (219,707)
     Sale of assets held for resale                                                   --             178,750           700,000
     Increase in organization costs                                                   --                --             (16,859)
     Increase in deposit on sale                                                    72,029              --              72,029
                                                                            --------------    --------------    --------------
                    Net cash used in investing activities                       (1,072,625)         (742,871)       (3,259,548)
                                                                            --------------    --------------    --------------

Cash flows from financing activities
     Proceeds upon issuance of stock                                             1,317,690           592,155         3,689,292
     Proceeds upon exercise of options - related                                      --                --              62,500
     Proceeds upon exercise of options - unrelated                                 127,500              --           1,105,001
     Purchase and conversion of CCI stock                                             --                --              45,000
     Advances from related parties                                                    --             114,205           767,734
     Payment of advances from related parties                                         --                --             (73,000)
     Repayment of long-term debt                                                   (21,990)          (34,500)         (324,761)
     Proceeds from issuance of notes payable                                          --                --             375,000
     Proceeds from issuance of long-term debt                                         --                --             965,000
                                                                            --------------    --------------    --------------
                    Net cash provided by financing activities                    1,423,200           671,860         6,611,766
                                                                            --------------    --------------    --------------

                                  (CONTINUED)

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                    (FORMERLY CAPVEST INTERNATIONALE, LTD.)
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONCLUDED
           FOR THE THREE MONTHS ENDED MARCH 31,1996 AND MARCH 31,1995

                                                                    Period from
                                                                  January 1, 1994
                                                                      through
                                  March 31,1996   March 31,1995    March 31,1996
                                   (Unaudited)     (Unaudited)      (Unaudited)
                                  -------------   -------------    -------------
Net increase (decrease) in cash         616,966         (52,340)         804,995

Cash at beginning of period       $     188,029   $     151,972    $        --
                                  -------------   -------------    -------------

Cash at end of period             $     804,995   $      99,632    $     804,995
                                  =============   =============    =============

Non-cash transactions: see notes 3 and 4

See accompanying notes to unaudited consolidated financial statements

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                    (FORMERLY CAPVEST INTERNATIONALE, LTD.)
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONCLUDED

              FOR THE PERIOD FROM JANUARY 1, 1996 TO MARCH 31,1996


                                                                                         Deficit
                                                  Common Stock                          Accumulated
                                          ---------------------------    Additional      during the        Common         Total
                                          Outstanding                      paid-in      development        Stock       shareholders'
                                             Shares        Amount          capital        stage          Subscribed      equity
                                          ------------   ------------   ------------    ------------    ------------   -------------
Balance at January 1, 1996                  8,387,064   $      8,387   $ 10,564,852    $ (7,860,420)   $    324,807    $  3,037,626

Shares issued in connection with the
  private placement                           441,666            442        665,058            --          (324,807)        340,693

Additional private placement shares           107,751            108           (108)           --              --              --

Shares issued to investors for cash           430,000            430        644,570            --              --           645,000

Shares issued for options exercised           205,000            205        172,295            --              --           172,500

Shares issued for legal fees                   62,500             62         62,438            --              --            62,500

Shares issued for assets purchased from
    Communications (note 3)                   100,000            100        176,463            --              --           176,563

Shares subscribed (note 4)                       --             --             --              --           821,848         821,848

Net Loss                                         --             --             --          (667,415)           --          (667,415)

                                          ------------   ------------   ------------    ------------    ------------    ------------
Balance at March 31, 1996                   9,733,981   $      9,734   $ 12,285,568    $ (8,527,835)   $    821,848    $  4,589,315
                                         ============   ============   ============    ============    ============    ============





See accompanying notes to unaudited consolidated financial statements

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                    (FORMERLY CAPVEST INTERNATIONALE, LTD.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Chadmoore Wireless Group, Inc. and subsidiaries (the Company)(formerly CapVest Internationale, Ltd.), a development stage company, and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission Form 10-QSB. All material adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary to present fairly the financial condition and related results of operations, cash flows and shareholders' equity for the respective interim periods presented are reflected. The current period results of operations are not necessarily indicative of results for the full year ended December 31, 1996. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-KSB for the period ending December 31, 1995 and the Current Report on Form 8-K dated March 22, 1996 and May 14, 1996.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The unaudited consolidated financial statements include the financial statements of Chadmoore Wireless Group, Inc. and its subsidiaries Chadmoore Construction Services, Inc. (CCSI) and Chadmoore Communications, Inc. (CCI) and CCI's wholly-owned subsidiaries Chadmoore Communications of Tennessee, Inc.(CCT) and Chadmoore Communications of Memphis, Inc. (a non-active entity). All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS: The Company considers all short-term highly liquid investments with original maturities of three months or less cash equivalents.

INVENTORY: Inventory is stated at cost and is valued on a first-in first-out basis.

DEPRECIATION AND AMORTIZATION: Property and equipment is stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, generally 5-10 years.

FCC LICENSES: FCC licenses are recorded at cost and consist of agreements with the Federal Communications Commission (FCC) which allow the use of certain communications frequencies. FCC licenses have a primary term of five years and are renewable for additional five year periods for a nominal fee. Although there can be no assurances the licenses will be renewed, management expects that the licenses will be renewed prior to expiration. FCC license costs and renewal fees are amortized using the straight-line method over 20 and 5 years, respectively. The Company evaluates the recoverability of FCC licenses by determining weather the unamortized balance of this asset is expected to be recovered over its remaining life through projected undiscounted operating cash flows.

INTANGIBLE ASSETS: Organization costs are stated at cost, net of accumulated amortization and are amortized over a five year period using the straight-line method. Non-competition and consulting agreements are stated at cost, net of accumulated amortization and are amortized over a three to five year period using the straight-line method.

INCOME TAXES: The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes(SFAS 109), whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                    (FORMERLY CAPVEST INTERNATIONALE, LTD.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONCLUDED

REVENUES: The Company's only source of revenue through March 7, 1996, was management fee income from General Communications Radio Sales and Service, Inc.(General). In connection with these services, the Company records a management fee equal to the net cash flow of General. This revenue has been included as part of Other Income (Expense) in the Consolidated Statement of Operations through March 7, 1996. The Company completed the asset purchase of General on March 8, 1996 (see Note 3). As such, the Company now recognizes revenue from telephone interconnect and dispatch services based upon monthly access charges per unit, plus in the case of telephone interconnect service, revenue is recognized based on airtime charges as used. Revenue from equipment service is recognized upon acceptance of the work by the customer. Revenue is recognized from the sale of equipment when delivered. This revenue has been included as part of Revenue and Sales in the Unaudited Consolidated Statement of Operations from March 8, 1996 through March 31, 1996.

LOSS PER SHARE: Loss per share is computed by dividing the net loss by the weighted average number of Common Shares Outstanding at March 31, 1996 and 1995.


(3)      GENERAL COMMUNICATION ASSET PURCHASE AGREEMENT

On March 8, 1996, the Company renegotiated and finalized the purchase of phases 2-5 of the General Communications Asset Purchase Agreement. In conjunction with the this transaction, the Company purchased certain SMR equipment, land, building, other fixed assets, accounts receivable, inventory and FCC licenses for SMR channels in Memphis, Tennessee from General.
Prior to the asset purchase and since November 1994, the Company was managing the daily operations of General for a management fee equal to the net cash flows of General.

The acquired assets were recorded at $834,569. The Company paid $345,609 in cash and issued 100,000 shares of restricted common stock with a fair market value on March 8, 1996 of $176,563, based on the discounted average closing bid and ask price of the Company's common stock trading on the NASD Electronic Bulletin Board. The Company's non-competition, consulting agreement and note payable liabilities to General with a balance totaling $906,687, net of the corresponding non-competition and consulting agreement asset of $244,571, were canceled and a new note payable was entered into. The new note is a 25 year, unsecured, noninterest bearing, negotiable promissory note face amount of $4,110,000, scheduled to be repaid in 300 monthly installments.

The note is subject to Consumer Price Index increases in years three through thirteen. The Company has assumed a CPI increase of 2.5% for recording purposes thereby reflecting the gross value of the note equal to $5,024,198. Interest on the note has been imputed at 9% giving a net present value of $1,208,869, net of unamortized discount of $3,815,329 amortized on the straight line method over the term of the note.

(4)      EQUITY TRANSACTIONS

PRIVATE PLACEMENT

In August 1995, the Company consummated a Private Placement Memorandum (PPM) and offered 1,000,000 units at a price of $2.00 per unit. Each unit consisted of one share of the Company's common stock and one common stock purchase warrant. One warrant entitles the holder to purchase one share of common stock at $5.00 per share for a period of three years from the date of issuance. In October 1995, the Company reduced the price to $1.50 per unit with the same warrant terms.


On March 12, 1996, the Company issued 418,332 shares of common stock to investors participating in the PPM for proceeds of $538,920, net of offering expenses of $88,580.

On January 15, 1996 and March 14, 1996, the Company issued sufficient common shares amounting to 30,417 and 77,334, respectively, to investors participating in the PPM at a price of $2.00 per unit to establish an effective price per unit of $1.50 consistent with the per unit price established in October 1995.

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                    (FORMERLY CAPVEST INTERNATIONALE, LTD.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)
(4)      EQUITY TRANSACTIONS -CONCLUDED

PRIVATE PLACEMENT - CONCLUDED

In January 1996, the Company issued 23,334 shares of common stock to certain PPM investors whose funds in the amount of $35,000 were received in 1995.

In the first quarter of 1996, the Company also sold 430,000 shares of common stock to three foreign investors for proceeds of $600,000, net of placement fees of $45,000. Options to purchase 400,000 shares were also issued at strike prices ranging from $2.50 - $6.00.

OPTION EXERCISES

On January 29, 1996, the Company issued 62,500 shares of common stock upon the exercise of options in lieu of legal fees.

In the first quarter of 1996, the Company also issued 205,000 shares of common stock upon the exercise of options which provided proceeds of $172,500 to the Company.

ASSET PURCHASE

In connection with the asset purchase of General, the Company issued 100,000 shares of restricted common stock valued at $176,463 (see Note 3).

LICENSE PURCHASE

During 1995, the Company purchased options to buy licenses from individuals ranging between $100 to $1500 per option. In February 1996, the Company authorized the issuance of 285,860 restricted common shares as down payment for the exercise of the option to purchase approximately 140 licenses under the license option agreements (see Note 5). The issuance of the stock will represent 40% of the purchase price. As of March 31, 1996, agreements have been executed but the stock has not yet been issued. The value of the unissued shares is classified as common stock subscribed in shareholders' equity at March 31, 1996. The amount capitalized as down payment of these licenses was based on fair market value of the stock on the date of authorization and totaled $821,848.

(5)      FCC LICENSES AND OPTIONS

FCC licenses are recorded at cost and consist of agreements with the Federal Communications Commission (FCC) which allow the use of certain communications frequencies. FCC licenses have a primary term of five years and are renewable for additional five year periods for a nominal fee. Although there is no assurance that the license will be renewed, management expects that the licenses will be renewed as they expire. FCC license costs and renewal fees are amortized using the straight-line method over 20 years and 5 years, respectively. The Company evaluates the recoverability of FCC licenses by determining whether the unamortized balance of this asset is expected to be recovered over its remaining life through projected undiscounted operating cash flows. FCC licenses consist of the following at March 31, 1996:

          FCC licenses                                           $1,548,299
          Less: accumulated amortization                             95,344
                                                                 ----------
                                                                 $1,452,955
                                                                 ----------

The Company has entered into various option agreements to acquire FCC radio licenses for SMR channels and also entered into management agreements with the licensees of the SMR channels. Depending on the size of the market in which the channel is located, the Company paid $100 to $1,500 for each option.

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                    (FORMERLY CAPVEST INTERNATIONALE, LTD.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                 (UNAUDITED)

(5)      FCC LICENSES AND OPTIONS - CONCLUDED

The option agreements allow the Company to purchase licenses within a specified period of time after the option agreement is signed. Upon entering into the option agreement, the Company also enters into a management agreement with the licensee. The management agreements give the Company the right to manage the SMR systems for the period stated in the agreements, usually 2 to 5 years. During the period that the Company is managing the SMR system, revenues are shared with the licensee. The Company has not recognized any revenue from these agreements, as none of the systems under option are operational.

(6)      SUBSEQUENT EVENT

On April 4, 1996, the Company issued 250,000 shares of preferred stock in exchange for $2,275,956 net of expenses of $224,044. In addition, no later than April 15, 1996, the agreement calls for the Company to issue warrants to purchase 150,000 shares of common stock.

ITEM 2.   PLAN OF OPERATION

The Company's objectives over the next 12 months are to aggregate channels in selected markets, construct analog channels, construct a digital SMR network, establish distribution, institute a marketing plan, convert existing analog customers to digital service and increase recurring revenues through the addition of subscribers. Through acquisition and management of existing operating systems and construction of newly licensed SMR stations, the Company will increase the customer base and corresponding revenues within each market. The plan is to select markets with adequate available channel density and population base to prove its operating capability and generate sufficient revenues to justify the capital necessary to ultimately provide digital wireless service.

To date, the Company's activities have been limited to raising capital for operations and acquisitions, hiring a core team of employees, managing and acquiring an initial operating system, and commencing negotiations for acquisitions of SMR systems. In March 1996, the Company acquired an initial operating SMR system in Memphis, Tennessee with over 3,300 subscribers and annualized gross revenues in excess of $2,000,000. The Company currently offers two types of wireless communication services in Memphis, Tenn.: SMR dispatch (two-way) and telephone interconnect. Both services are analog SMR technology. The Company sells analog SMR equipment to subscribers and provides the system and services on which customers can use their equipment. This operation serves a population of approximately 1,100,000.

The Company has also entered into binding five year Options to Acquire and Management Agreements with over 1,250 licensees, comprising over 2,300 channels licensed by the FCC, in over sixty cities throughout the mid-South and mid-West regions of the United States. When complete, the network would cover areas with a total combined population in excess of 40,000,000. Additionally, the Company has formed dealer agreements with independent SMR operators, and has begun to develop, construct and market SMR services. As the Company develops its digital wireless network, it will selectively convert analog SMR channels to iDEN digital wireless service, beginning in the markets in the mid-south and continuing as capacity and marketplace demands dictate.

The Company plans to offer digital wireless communication services ranging from two-way dispatch, and telephone interconnect, to services comparable in quality to those provided by current cellular telephone operators. In addition, the Company plans to offer in a single handset, services and combinations of services currently not available in its operating areas. These services will include combined mobile telephone, dispatch and data transmission. The conversion to Motorola's integrated Dispatch Enhanced Network ("iDEN") digital technology will allow the Company to dramatically expand existing system capacity and provide advanced features, call clarity, and call security to its subscribers.

The Company plans to use leased facilities on existing towers wherever possible to avoid the cost of tower and shelter construction. This approach will also expedite the construction process and avoid time delays associated with local zoning and permit issues. The Company expects approximately 33% of the planned sites will need to be constructed. In the cases where construction is necessary, the Company will be required to bear the costs of constructing a site which may include: access road development, land acquisition, shelter costs, foundation and tower construction.

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                    (FORMERLY CAPVEST INTERNATIONALE, LTD.)

ITEM 2.   PLAN OF OPERATION - CONCLUDED

Over the next 12 months, the marketing objective is to activate customers on the Company's mid-South iDEN network and position the Company as a leader in
new wireless communication technology and service.   Motorola's brand name
recognition, combined with the Company's targeted marketing approach, will assist in developing customer interest in the digital wireless services offered. The strategy is to increase Company revenues with the smallest possible incremental marketing expense.

The Company's recurring revenues will consist primarily of subscriber network usage revenues, which consist of monthly access fees per unit, incremental charges based on minutes of use, and lease revenues from site operations where the Company owns or manages a transmission facility and leases space to a third party. Lease revenues, while not a primary source of revenue, offer increased cash flow opportunities for little additional cost. From time to time, changes in the Company's plans may dictate that facilities, originally acquired to be included in an operating system, will be sold, traded or used in partnership with existing service providers in a particular market to provide either additional cash flow for growth or to begin or strengthen specific strategic alliances.

The Company has elected to develop two channels of distribution: direct sales representatives and independent agents. The Company will establish a sales office in each of the markets selected to provide iDEN services. Each sales office will have a minimal retail presence for walk-in customer traffic. To further develop the Company's distribution network, independent agents will be established in each of the markets. In addition, the Company's management team recognizes that additional staff will be required to properly support
marketing, sales, engineering, and accounting for the mid-South region.    It
is anticipated that approximately 50 more employees will be required to meet the demands of the projected mid-South market.

LIQUIDITY AND CAPITAL RESOURCES

During the next 12 months, the Company will require access to sufficient capital to enable it to act quickly on opportunities that present themselves in the Company's target markets. The Company believes that in the next 12 months it will require approximately $19.9 million for acquisitions and capital expenditures associated with the leased and capital assets necessary for the construction of systems. $4.8 million will be required to construct 2,074 SMR channels in the analog format and $15.1 million will be required to construct the initial SMR channels in the iDEN format. In addition, the Company expects to require an additional $2.6 million to meet operating expenses.

When the Company commences the staged conversion of its SMR systems to a Digital Mobile format, it will require significant additional capital. It intends to finance a large portion of these expenditures through vendor financing provided by the manufacturer of its Digital Mobile equipment, debt and/or convertible debt and through the sale of its securities to the general public.

The Company's sources of capital are the proceeds from the sale of common stock from private placement(s), registered offering(s) of stock to the general public, vendor financing, debt or convertible debt and the anticipated cash from future operating revenue and the possible receipt of proceeds from the exercise of the Company's options and warrants. The Company does not intend to incur any additional significant debt in the foreseeable future except for equipment financing and a possible note offering as referenced below. There is no assurance that the Company will be able to obtain such additional financing or, if available, that the terms of the financing would be advantageous to the Company or its shareholders.

On February 28, 1996, the Company has executed with Motorola a purchase agreement for the iDEN product. The agreement is conditional upon the Company acquiring acceptable financing by August 1996. The Company intends to obtain the required financing through Motorola's Financing Division.

In April 1996, the Company issued 250,000 shares of its Convertible Series A Preferred Stock for a net consideration of $2,275,956. The Company intends, among other opportunities, to do one or more of the following offerings in fiscal 1996: (a) an offering of promissory notes in an aggregate principal amount of up to $1,500,000; and (b) an offering of its common stock pursuant to a secondary public offering for approximately $6,000,000. If the Company proceeds with both offerings, it intends to redeem the promissory notes with proceeds from the secondary public offering.

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                    (FORMERLY CAPVEST INTERNATIONALE, LTD.)

LIQUIDITY AND CAPITAL RESOURCES - CONCLUDED

Accordingly, based on the plans and intentions set forth above, management anticipates that through the establishment of operational SMR systems in conjunction with the ability to provide both short term funding of operations and long term acquisition and development activities, the Company expects to emerge from the development stage and establish normal operations in 1996. However, as of March 31, 1996, the success of achieving the objectives discussed herein, as well as the overall profitability of the Company's operations once the development stage has ended, cannot presently be determined.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 31, 1994, a lawsuit titled Key Communications Group, Inc. v. Robert Moore, David Chadwick, Chadmoore Communications, Inc. and Chadmoore Communications of Tennessee, Inc. was filed in the District Court, City and County of Denver, State of Colorado (Civil Action No. 94-CV-4196). This litigation seeks a declaration affirming its allegations, damages, and imposition of a constructive trust based on the defendants' alleged breach of fiduciary duty, conspiracy to deprive Key Communications of assets, and constructive trust in connection with CCI's agreement to acquire an SMR transmission system formerly owned by General Communications. The case has been dismissed as to CCI and CCT for lack of jurisdiction over them as non-resident corporate defendants. The plaintiff has filed a motion seeking to amend the second amended complaint asking the court to add Chadmoore Wireless Group, Inc. as a defendant in the action. Service of process was made upon the individual defendants on August 9, 1995. The individual defendants have submitted an answer to the allegations denying the material allegations of the complaint and contend that the claims of Key Communications, Inc. are without merit. The plaintiffs have not specified an amount of damages being sought.
The defendants have filed counterclaims against the plaintiff and certain individuals, Donald G. Mack and George Ulrich, as agents of the plaintiff, and allege false and deceptive representations made by the plaintiff to induce them to change employment, and intentional and negligent misrepresentation. The defendants seek an unspecified amount of damages. The trial is set for July 1996. In March 1996, the defendants filed a Motion to Dismiss the constructive trust claim.

ITEM 2. CHANGES IN SECURITIES
         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         None.

ITEM 5. OTHER INFORMATION
         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

   2.1 Agreement and Plan of Reorganization dated February 2, 1995, by and between the Company (f/k/a CapVest Internationale, Ltd.) and Chadmoore Communications, Inc.(1)
   2.2 Addendum to the Agreement and Plan of Reorganization, dated February 21, 1995, by and between the Company (f/k/a CapVest Internationale, Ltd.) and Chadmoore Communications, Inc.(1)
   2.3 Addendum No. 2 to the Agreement and Plan of Reorganization, dated March 31, 1995, by and between the Company (f/k/a CapVest Internationale, Ltd.) and Chadmoore Communications, Inc.(1)
   3.1    Articles of Incorporation(2)





- ---------
(1) Incorporated by reference to Exhibit 1 in the Form 8-K, under Item 2, date of earliest event reported February 21, 1995
(2) Incorporated by reference to Exhibit 3 to the Company s Registration Statement on Form S-18 (33-14841-D)

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                    (FORMERLY CAPVEST INTERNATIONALE, LTD.)


   3.2 Articles of Amendment to the Articles of Incorporation filed November 1, 1988(3)
   3.3 Articles of Amendment to the Articles of Incorporation filed April 28, 1995(4)
   3.4 Articles of Amendment to the Articles of Incorporation filed April 1, 1996(5)
   3.5 Articles of Amendment to the Articles of Incorporation filed April 11, 1996(6)
   3.6    Bylaws(2)

   4.1    Form of Warrant Certificate, together with the Terms of Warrants(7)
   4.2    Registration Rights Agreement(8)
   4.3 Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock of the Company(9)

   10.1 Amended Nonqualified Stock Option Plan dated October 12, 1995 (employee stock option plan covering 1,500,000 shares)(10)
   10.2   Employee Benefit and Consulting Services Plan dated July 7, 1995(11)
   10.3 First Amendment to the Employee Benefit and Consulting Services Plan dated December 8, 1995(12)
   10.4 Employment Agreement between the Company and Robert W. Moore effective as of April 21, 1995(13)
   10.5 Employment Agreement between the Company and David J. Chadwick effective as of April 21, 1995(14)
   10.6 Employment Agreement between the Company and William C. Bossung effective as of April 21, 1995(15)
   10.7 Integrated Dispatched Enhanced Network ("iDEN") Purchase Agreement dated February 28, 1996, by and between the Company and Motorola, Inc.(16)
   10.8 Amendment Number 001 to the Integrated Dispatched Enhanced Network ("iDEN") Purchase Agreement dated March 25, 1996(17)
   10.9 Asset Purchase Agreement dated November 2, 1994 by and between Chadmoore Communications, Inc. and General Communications Radio Sales and Service, Inc., General Electronics, Inc. and Richard Day with Exhibits(18)
   10.10 Modification to Asset Purchase Agreement dated March 8, 1996, by and between Chadmoore Communications, Inc., the Company and Chadmoore Communications of Tennessee, Inc. and General Communications Radio Sales and Service, Inc., General Electronics, Inc. and Richard Day with Exhibits(19)

   11.1   Earnings Per Share (see notes to Consolidated Financial
          Statements)(20)

   27.1   Financial Data Schedule

- ---------
 (3) Incorporated by reference to Exhibit 3.2 to the Company s Form 10-KSB for the year ended December 31, 1995
 (4) Incorporated by reference to Exhibit 3.3 to the Company s Form 10-KSB for the year ended December 31, 1995
 (5) Incorporated by reference to Exhibit 3.4 to the Company s Form 10-KSB for the year ended December 31, 1995
 (6) Incorporated by reference to Exhibit 3.5 to the Company s Form 10-KSB for the year ended December 31, 1995
 (7) Incorporated by reference to Exhibit 4.1 to the Company s Form 10-KSB for the year ended December 31, 1995
 (8) Incorporated by reference to Exhibit 4.2 to the Company s Form 10-KSB for the year ended December 31, 1995
 (9) Incorporated by reference to Exhibit 3.4 to the Company s Form 10-KSB for the year ended December 31, 1995
(10) Incorporated by reference to Exhibit 10.1 to the Company s Form 10-KSB for the year ended December 31, 1995
(11) Incorporated by reference to Exhibit 4.1 in the Registration Statement on Form S-8 effective July 12, 1995 (file no.33-94508)
(12) Incorporated by reference to Exhibit 4.1 in the Registration Statement on Form S-8 effective December 14, 1995 (file no. 33-80405)
(13) Incorporated by reference to Exhibit 10.4 to the Company s Form 10-KSB for the year ended December 31, 1995
(14) Incorporated by reference to Exhibit 10.5 to the Company s Form 10-KSB for the year ended December 31, 1995
(15) Incorporated by reference to Exhibit 10.6 to the Company s Form 10-KSB for the year ended December 31, 1995
(16) Incorporated by reference to Exhibit 10.7 to the Company s Form 10-KSB for the year ended December 31, 1995
(17) Incorporated by reference to Exhibit 10.8 to the Company s Form 10-KSB for the year ended December 31, 1995
(18) Incorporated by reference to Exhibit 2.2 in the Form 8-K, under Item 2, date of earliest event reported March 8, 1996
(19) Incorporated by reference to Exhibit 2.1 in the Form 8-K, under Item 2, date of earliest event reported March 8, 1996
(20) Incorporated by reference to Exhibit 11.1 to the Company s Form 10-KSB for the year ended December 31, 1995

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                    (FORMERLY CAPVEST INTERNATIONALE, LTD.)


         (b)     Reports on Form 8-k

         (i) Current Report Form 8-K dated March 22, 1996 reporting consummation of the Modification to Asset Purchase Agreement dated March 8, 1996 by and between Chadmoore Communications of Tennessee, Inc. and General Communications Radio Sales and Service, Inc., General Electronics, Inc. and Richard Day with Exhibits

         (ii) Current report of Form 8-K dated May 14, 1996 reporting the resignation, effective April 30, 1996, of David Chadwick as Executive Officer and Director of the Company and similar positions with affiliates of the Company with Exhibit.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CHADMOORE WIRELESS GROUP, INC.



                                        By: /s/ Gary L. Killoran
                                            -----------------------------------
                                            Gary L. Killoran, Chief Financial
                                            Officer

DATE:   May 17, 1996

                                EXHIBIT INDEX


   2.1 Agreement and Plan of Reorganization dated February 2, 1995, by and between the Company (f/k/a CapVest Internationale, Ltd.) and Chadmoore Communications, Inc.(1)
   2.2 Addendum to the Agreement and Plan of Reorganization, dated February 21, 1995, by and between the Company (f/k/a CapVest Internationale, Ltd.) and Chadmoore Communications, Inc.(1)
   2.3 Addendum No. 2 to the Agreement and Plan of Reorganization, dated March 31, 1995, by and between the Company (f/k/a CapVest Internationale, Ltd.) and Chadmoore Communications, Inc.(1)

   3.1    Articles of Incorporation(2)
   3.2 Articles of Amendment to the Articles of Incorporation filed November 1, 1988(3)
   3.3 Articles of Amendment to the Articles of Incorporation filed April 28, 1995(4)
   3.4 Articles of Amendment to the Articles of Incorporation filed April 1, 1996(5)
   3.5 Articles of Amendment to the Articles of Incorporation filed April 11, 1996(6)
   3.6    Bylaws(2)

   4.1    Form of Warrant Certificate, together with the Terms of Warrants(7)
   4.2    Registration Rights Agreement(8)
   4.3 Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock of the Company(9)

   10.1 Amended Nonqualified Stock Option Plan dated October 12, 1995 (employee stock option plan covering 1,500,000 shares)(10)
   10.2   Employee Benefit and Consulting Services Plan dated July 7, 1995(11)
   10.3 First Amendment to the Employee Benefit and Consulting Services Plan dated December 8, 1995(12)





- ---------
 (1) Incorporated by reference to Exhibit 1 in the Form 8-K, under Item 2, date of earliest event reported February 21, 1995
 (2) Incorporated by reference to Exhibit 3 to the Company s Registration Statement on Form S-18 (33-14841-D)
 (3) Incorporated by reference to Exhibit 3.2 to the Company s Form 10-KSB for the year ended December 31, 1995
 (4) Incorporated by reference to Exhibit 3.3 to the Company s Form 10-KSB for the year ended December 31, 1995
 (5) Incorporated by reference to Exhibit 3.4 to the Company s Form 10-KSB for the year ended December 31, 1995
 (6) Incorporated by reference to Exhibit 3.5 to the Company s Form 10-KSB for the year ended December 31, 1995
 (7) Incorporated by reference to Exhibit 4.1 to the Company s Form 10-KSB for the year ended December 31, 1995
 (8) Incorporated by reference to Exhibit 4.2 to the Company s Form 10-KSB for the year ended December 31, 1995
 (9) Incorporated by reference to Exhibit 3.4 to the Company s Form 10-KSB for the year ended December 31, 1995
(10) Incorporated by reference to Exhibit 10.1 to the Company s Form 10-KSB for the year ended December 31, 1995
(11) Incorporated by reference to Exhibit 4.1 in the Registration Statement on Form S-8 effective July 12, 1995 (file no.33-94508)
(12) Incorporated by reference to Exhibit 4.1 in the Registration Statement on Form S-8 effective December 14, 1995 (file no. 33-80405)

   10.4 Employment Agreement between the Company and Robert W. Moore effective as of April 21, 1995(13)
   10.5 Employment Agreement between the Company and David J. Chadwick effective as of April 21, 1995(14)
   10.6 Employment Agreement between the Company and William C. Bossung effective as of April 21, 1995(15)
   10.7 Integrated Dispatched Enhanced Network ("iDEN") Purchase Agreement dated February 28, 1996, by and between the Company and Motorola, Inc.(16)
   10.8 Amendment Number 001 to the Integrated Dispatched Enhanced Network ("iDEN") Purchase Agreement dated March 25, 1996(17)
   10.9 Asset Purchase Agreement dated November 2, 1994 by and between Chadmoore Communications, Inc. and General Communications Radio Sales and Service, Inc., General Electronics, Inc. and Richard Day with Exhibits(18)
   10.10 Modification to Asset Purchase Agreement dated March 8, 1996, by and between Chadmoore Communications, Inc., the Company and Chadmoore Communications of Tennessee, Inc. and General Communications Radio Sales and Service, Inc., General Electronics, Inc. and Richard Day with Exhibits(19)

   11.1   Earnings Per Share (see notes to Consolidated Financial
          Statements)(20)

   27.1   Financial Data Schedule

- ---------
(13) Incorporated by reference to Exhibit 10.4 to the Company s Form 10-KSB for the year ended December 31, 1995
(14) Incorporated by reference to Exhibit 10.5 to the Company s Form 10-KSB for the year ended December 31, 1995
(15) Incorporated by reference to Exhibit 10.6 to the Company s Form 10-KSB for the year ended December 31, 1995
(16) Incorporated by reference to Exhibit 10.7 to the Company s Form 10-KSB for the year ended December 31, 1995
(17) Incorporated by reference to Exhibit 10.8 to the Company s Form 10-KSB for the year ended December 31, 1995
(18) Incorporated by reference to Exhibit 2.2 in the Form 8-K, under Item 2, date of earliest event reported March 8, 1996
(19) Incorporated by reference to Exhibit 2.1 in the Form 8-K, under Item 2, date of earliest event reported March 8, 1996
(20) Incorporated by reference to Exhibit 11.1 to the Company s Form 10-KSB for the year ended December 31, 1995