Form 10QSB
period 1996-06-30
CHADMOORE WIRELESS GROUP INC
filed 1996-08-19
CIK 815755

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

       [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from ________________ to ______________

                        Commission file number:  0-20999

                         CHADMOORE WIRELESS GROUP, INC.
       (Exact name of small business issuer as specified in its charter)

COLORADO                                               84-1058165
- -----------------------------------                    -------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization No.)                     Identification No.)

                 4720 POLARIS STREET, LAS VEGAS, NEVADA  89103
                 ---------------------------------------------
                    (Address of principal executive offices)

                                (702)  891-5255
                         -----------------------------
                          (Issuer's telephone number)

  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

AS OF JULY 31, 1996 13,099,065 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

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

                                     INDEX


PART I - FINANCIAL INFORMATION

                                                                                                               PAGE
                                                                                                               ----
ITEM 1.  FINANCIAL STATEMENTS.

         Unaudited Consolidated Financial Statements of Chadmoore
         Wireless Group, Inc. and Subsidiaries (Formerly CapVest Internationale, Ltd.):

                 Consolidated Balance Sheets:
                       As of June 30, 1996 and December 31, 1995                                               1-2

                 Consolidated Statements of Operations:
                       For the Six Months Ended June 30, 1996 and 1995 and Cumulative
                       from January 1, 1994 to June 30, 1996                                                   3

                       For the Three Months Ended June 30, 1996 and 1995                                       4

                 Consolidated Statements of Cash Flows:
                    For the Six Months Ended June 30, 1996 and 1995 and Cumulative
                    from January 1, 1994  to June 30, 1996                                                     5-6

                 Consolidated Statement of Changes in Shareholders' Equity
                       For the Six Months Ended June 30, 1996

                       For the Twelve Months Ended December 31, 1995 and 1994                                  7-8

                 Notes to Unaudited Consolidated Financial Statements                                          9-28


ITEM 2. PLAN OF OPERATION                                                                                      29-31



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                                     31

ITEM 2. CHANGES IN SECURITIES                                                                                  31

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                                        31

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS                                                  31

ITEM 5. OTHER INFORMATION                                                                                      31

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                                       32-33

SIGNATURES                                                                                                     34

================================================================================

================================================================================

PART   I.  ITEM  I.  FINANCIAL STATEMENTS

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                          Consolidated Balance Sheets

                                                                                                   June 30,1996        December 31,
                                              ASSETS                                                (Unaudited)            1995
                                              ------                                                -----------         ----------
Current assets:
      Cash                                                                                          $ 2,158,323         $  188,029
      Amounts held for shares issued (note 4)                                                           250,000            675,000
      Stock subscriptions receivable (note 5)                                                           227,890            287,000
      Accounts receivable                                                                               255,260                  -
      Inventory                                                                                         190,202                  -
      Due from General Communications                                                                         -             76,252
      Prepaid property management rights (note 13)                                                      100,453            117,813
      Deposits                                                                                           16,826             16,742
      Other                                                                                              26,641              7,813

                     Total current assets                                                             3,225,595          1,368,649
                                                                                                    -----------         ----------
Investment in JJ & D  LLC (note 3)                                                                      600,000                 -
Property and equipment, net (note 6)                                                                  1,695,059            353,942
FCC licenses, net    (note 7)                                                                         1,433,601          1,321,336
Organization costs, net of accumulated amortization of $7,056 and $5,370, respectively                    9,803             11,489
Debt issuance costs, net (note  12 )                                                                    414,167                  -
Management Agreements (note 3, 10)                                                                   29,780,631                  -
Customer Lists, net (note 3)                                                                             43,807                  -
Other Receivable                                                                                         20,000             20,000
Investment in license options (note 8)                                                                2,926,976          2,007,958
Investment in options to acquire stock (note 3, 9)                                                    3,342,113                  -
Non-competition and consulting agreements, net of accumulated amortization $-0- and $94,838,                  -            258,121
      respectively                                                                                  -----------         ----------
                                                                                                    $43,491,752         $5,341,495
                                                                                                    ===========         ==========





                                      1
================================================================================

================================================================================

                        CHADMOORE WIRELESS GROUP, INC.
                               AND SUBSIDIARIES
                        (A Development Stage Company)
                         Consolidated Balance Sheets
                                 (Concluded)


                                                                                                  June 30,1996          December 31,
                                   LIABILITIES AND SHAREHOLDERS' EQUITY                            (Unaudited)              1995
                                   ------------------------------------                           ------------          ------------
Liabilities:
      Current installments of long-term debt                                                      $   196,632           $   337,255
      Accounts payable and accrued liabilities                                                        587,186               361,641
      Customer Deposits                                                                                   700                     -
      Licenses - options payable                                                                      347,100               448,350
      License option commission payable      (note 8)                                                 524,800               349,200
      Capital lease obligations                                                                        25,630                     -
      Notes payable                                                                                   100,000                     -
      Non-compete and consulting agreement - current                                                        -               119,225
      Accrued interest                                                                                 23,189                54,490
                                                                                                  -----------           -----------
                     Total current liabilities                                                      1,805,237             1,670,161
Non compete and consulting agreements, excluding current installments (note 12)                             -               108,840
Capital lease obligations                                                                              29,201                     -
Convertible notes payable (note 12)                                                                 4,000,000                     -
Long term debt, excluding current installments, net                                                 1,113,109               524,868
                                                                                                  -----------           -----------
                     Total Liabilities                                                              6,947,547             2,303,869
                                                                                                  -----------           -----------
Commitments and contingencies (note 16)
Shareholders' equity:
      Preferred stock, $.001 par value. Authorized 40,000,000 shares;
          issued and outstanding -0- shares                                                                 -                     -
      Common stock, $.001 par value. Authorized 100,000,000 shares issued and outstanding;
          11,479,398 shares at June 30, 1996 and 8,387,064 shares at December 31,1995                  11,480                 8,387
      Additional paid-in capital                                                                   45,015,575            10,564,852
      Stock subscribed (note 5)                                                                     1,466,140               324,807
      Deficit accumulated during the development stage                                             (9,948,990)           (7,860,420)
                                                                                                  -----------           -----------
                     Total shareholders' equity                                                    36,544,205             3,037,626
                                                                                                  -----------           -----------
                                                                                                  $43,491,752           $ 5,341,495
                                                                                                  ===========           ===========

See accompanying notes to unaudited consolidated financial statements

================================================================================

================================================================================


                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                     Consolidated Statements of Operations

            For the Six Months Ended June 30, 1996 and June 30, 1995

                                                                                                             Period from
                                                                                                              January 1,
                                                                                                                1994
                                                                                                              through
                                                                         June 30, 1996    June 30, 1995     June 30, 1996
                                                                          (Unaudited)      (Unaudited)       (Unaudited)
                                                                         ------------      -----------     ---------------
Revenues
Radio services                                                           $    98,166         $         -     $    98,166
Equipment sales                                                              381,308                   -         381,308
Maintenance and  installation                                                296,869                   -         296,869
Other                                                                         67,618                   -          67,618
                                                                         -----------         -----------     -----------
                                                                             843,961                   -         843,961

Costs and expenses
      Cost of sales                                                          409,543                   -         409,543
      Salaries, wages and benefits                                           876,639             224,008       1,749,520
      General and administrative                                           1,428,854             919,834       8,709,182
      Depreciation and amortization                                          124,830             103,453         367,143
                                                                         -----------         -----------     -----------
                                                                           2,839,866           1,247,295      11,235,388
                                                                         -----------         -----------     -----------

Loss from operations                                                      (1,995,905)         (1,247,295)    (10,391,427)
                                                                         -----------         -----------     -----------

Other income (expense)
      Management fees (notes 2,3)                                            100,198              87,528         472,611
      Interest expense                                                       (76,038)            (78,383)       (234,365)
      Gain on sale of assets                                                       -                   -         330,643
      Loss on retirement of note payable                                           -                   -         (32,404)
      Other, net                                                            (116,825)                  -         (94,048)
                                                                         -----------         -----------     -----------
                                                                             (92,665)              9,145         442,437
                                                                         -----------         -----------     -----------

Net loss                                                                 ($2,088,570)        ($1,238,150)    ($9,948,990)
                                                                         ===========         ===========     ===========

Weighted-average number of common shares outstanding                       9,700,120           4,750,715       9,700,120
                                                                         ===========         ===========     ===========

Net loss per share                                                            ($0.22)             ($0.26)         ($1.03)
                                                                         ===========         ===========     ===========


See accompanying notes to unaudited consolidated financial statements

================================================================================

================================================================================

               CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                     Consolidated Statements of Operations

           For the Three Months Ended June 30, 1996 and June 30, 1995



                                                                             June 30, 1996     June 30, 1995
                                                                              (Unaudited)       (Unaudited)
                                                                             -------------     -------------
Revenues
      Radio services                                                          $    78,881        $        -
      Equipment sales                                                             200,170                 -
      Maintenance and  installation                                               296,869                 -
      Other                                                                        67,618                 -
                                                                              -----------        ----------
                                                                                  643,538                 -
                                                                              -----------        ----------
Costs and expenses
      Cost of sales                                                               361,089                 -
      Salaries, wages and benefits                                                625,509           123,258
      General and administrative                                                  845,208           554,161
      Depreciation and amortization                                                72,793            47,301
                                                                              -----------        ----------
                                                                                1,904,599           724,720
                                                                              -----------        ----------

Loss from operations                                                           (1,261,061)         (724,720)
                                                                              -----------        ----------

Other income (expense)
      Management fees (notes 2,3)                                                       -            27,841
      Interest expense                                                            (53,990)          (32,368)
      Gain on sale of assets                                                       12,599                 -

      Other, net                                                                 (118,700)                -
                                                                              -----------        ----------
                                                                                 (160,091)          ( 4,527)
                                                                              -----------        ----------
Net loss                                                                      ($1,421,152)        ($727,247)
                                                                              ===========        ==========

Weighted-average number of common shares outstanding                           10,294,494         5,014,553
                                                                              ===========        ==========

Net loss per share                                                                 ($0.14)            ($.15)
                                                                              ===========        ==========

See accompanying notes to unaudited consolidated financial statements

================================================================================

================================================================================


                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                    Consolidated Statements of Cash Flows

           For the Six Months Ended June 30, 1996 and June 30, 1995

                                                                                                                         Period from
                                                                                                                          January 1,
                                                                                                                            1994
                                                                                                                           through
                                                                                                                            June
                                                                                            June 30,1996  June 30,1995     30,1996
                                                                                             (Unaudited)   (Unaudited)   (Unaudited)
                                                                                            ------------  ------------  ------------
Cash flows from operating activities
      Net loss                                                                              ($2,088,570)  ($1,238,150)  ($9,948,990)
      Adjustments to reconcile net loss to net cash provided by (used in)
            operating activities:
                     Depreciation and amortization                                              124,830        93,449       351,117
                     Amortization of debt discount                                               63,372             -        63,372
                     Gain on sale of assets held for resale                                           -             -      (330,643)
                     Expense associated with:
                         Stock issued for services                                               62,500       287,084     2,364,542
                         Options issued for services                                                  -             -     2,841,788
                     Change in operating assets and liabilities:
                          Decrease in stock subscriptions receivable, net of  stock
                                subscribed                                                     (146,848)            -      (784,041)
                          Increase in Accounts receivable                                       (76,891)            -       (76,891)
                          Increase in inventory                                                (112,218)            -      (112,218)
                          Decrease Due from General Communications, Inc.                         76,252             -             -
                          Increase in Amounts Held for shares issued                           (250,000)                   (250,000)
                          Increase (decrease) in prepaids                                        17,360       (10,000)       17,360
                          Increase in other receivable                                           (9,907)            -       (29,907)
                          Increase in deposits                                                      (84)            -       (16,826)
                          Increase (decrease) in other current assets                           (18,828)            -       (26,641)
                          Increase (decrease) in Accounts payable                               215,030      (137,643)      576,671
                          Increase in commission payable                                        175,600             -       524,800
                          Increase in accrued interest                                           39,559        59,798        94,049
                                                                                             ----------  ------------    ----------
                                           Net cash used in  operating activities            (1,928,843)     (384,862)   (4,742,457)
                                                                                             ----------  ------------    ----------
Cash flows from investing activities
      Purchase of assets from General Communications                                           (345,609)            -      (345,609)
      20% Investment in JJ&D, LLC                                                              (100,000)                   (100,000)
      Purchase of Airtel Communications Assets                                                  (50,000)                    (50,000)
      Purchase of CMRS and 800                                                               (3,547,000)                 (3,547,000)
      Purchase of SMR station licenses                                                                -       (20,450)   (1,398,575)
      Purchase of license options                                                               701,848      (703,950)        2,498
      Increase in deposits on licenses                                                          (11,570)                    (11,570)
      Increase (decrease) in license options payable                                            (66,850)      560,000       (66,850)
      Purchase of property and equipment                                                       (837,165)      (77,011)   (1,389,597)
      Purchase of assets held for resale                                                              -      (149,650)     (219,707)
      Sale of assets held for resale                                                                  -             -       700,000
      Increase in organization costs                                                                  -                     (16,859)
      Increase in customer deposits                                                                 700             -           700
      Increase in deposit on sale                                                                     -       325,000             -
                                                                                             ----------  ------------    ----------
                                            Net cash used in investing activities            (4,255,646)     (626,061)   (6,442,569)
                                                                                             ----------  ------------    ----------

                                  (Continued)

================================================================================

================================================================================
                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
               Consolidated Statements of Cash Flows - Concluded

           For the Six Months Ended June 30, 1996 and June 30, 1995

                                                                                                                  Period from
                                                                                                                 January 1, 1994
                                                                                                                     through
                                                                               June 30,1996      June 30,1995      June 30,1996
                                                                               (Unaudited)        (Unaudited)      (Unaudited)
                                                                               ------------      ------------    ---------------
Cash flows from financing activities
      Proceeds upon issuance of stock                                             3,593,654         1,069,655        5,965,256
      Proceeds upon exercise of options - related                                    93,750                 -          156,253
      Proceeds upon exercise of options - unrelated                                 967,493                 -        1,944,992
      Purchase and conversion of CCI stock                                                -                 -           45,000
      Advances from related parties                                                       -           114,205          767,734
      Payment of advances from related parties                                            -            (1,000)         (73,000)
      Payments of capital lease obligations                                          (8,125)                            (8,125)
      Repayment of long-term debt                                                   (71,990)         (136,137)        (374,761)
      Proceeds from issuance of notes payable                                             -                 -          375,000
      Increase in debt issuance costs                                              (420,000)                -         (420,000)
      Proceeds from issuance of long-term debt                                    4,000,000                 -        4,965,000
                                                                                 ----------        ----------      -----------
                              Net cash provided by financing activities           8,154,785         1,046,723       13,343,349
                                                                                 ----------        ----------      -----------



Net increase in cash                                                              1,970,294            35,800        2,158,323

Cash at beginning of period                                                         188,029           151,972                -
                                                                                 ----------        ----------      -----------

Cash at end of period                                                            $2,158,323        $  187,772      $ 2,158,323
                                                                                 ==========        ==========      ===========

See accompanying notes to unaudited consolidated financial statements





                                      6
================================================================================

================================================================================
               CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
    Consolidated Statement of Changes in Shareholders' Equity (Deficiency)

              For the Period from January 1, 1996 to June 30, 1996



                                                                                               Deficit
                                                          Common Stock                       Accumulated
                                                    -----------------------    Additional    during the    Common         Total
                                                    Outstanding                 paid-in      development    Stock      shareholders
                                                      Shares         Amount     capital         stage     Subscribed      equity
                                                    -----------     -------  ------------   -----------   ----------   ------------
Balance at January 1, 1996                           8,387,064     $ 8,387    $10,564,852   ($7,860,420)  $  324,807    $ 3,037,626

Shares issued in connection with the
  private placement (note 13)                          441,666         442        665,058             -     (324,807)       340,693


Additional private placement shares (note 13)          107,751         108          (108)             -            -              -

Shares issued to investors for cash (note 13)        1,407,057       1,407      2,914,550             -            -      2,915,957

Shares issued for options exercised (note 13)          687,500         687      1,110,563             -            -      1,111,250

Shares issued for legal fees (note 13)                  62,500          63         62,437             -            -         62,500

Shares issued for assets purchased from General        100,000         100        176,463             -            -        176,563
Communications (Note 3, 13)

Shares issued to license holders (note 13)             285,860         286        821,564             -            -        821,850

Options Exercised but not issued (note 5)                                                                    195,000        195,000

Options issued for 20% interest in JJ&D, LLC                                      400,000                                   400,000

Options Issued for CMRS and 800 Acquisition (note                              28,300,196                                28,300,196

Shares subscribed (note 5)                                   -           -              -             -    1,271,140      1,271,140

Net Loss                                                     -           -              -    (2,088,570)           -     (2,088,570)
                                                    ----------     -------    -----------   -----------   ----------    -----------
Balance at June 30, 1996                            11,479,398      11,480    $45,015,575   ($9,948,990)  $1,466,140    $36,544,205
                                                    ==========     =======    ===========   ===========   ==========    ===========





See accompanying notes to unaudited consolidated financial statements

================================================================================

================================================================================
               CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
     Consolidated Statement of Changes in Shareholders' Equity (Deficiency)

             For the Twelve Months Ended December 31, 1995 and 1994



                                                                                                                        TOTAL
                                                                       ADDITIONAL     EQUITY (DEFICIT)    COMMON     SHAREHOLDERS'
                                             OUT-STANDING      COMMON    PAID-IN     ACCUMULATED DURING    STOCK       EQUITY
                                                 SHARES        STOCK     CAPITAL     DEVELOPMENT STAGE   SUBSCRIBED   (DEFICIT)
                                             ------------     -------  -----------   ------------------ -----------  -------------
Balance at January 1, 1994 (notes 1
        and 11)                                   325,000     $   325  $    146,546     $   (638,620)   $      --    $  (491,749)
Net loss                                               --          --            --          (35,383)          --        (35,383)
                                              -----------     -------  ------------     ------------    ---------    -----------

Balance at December 31, 1994, as previously
        stated                                    325,000         325       146,546         (674,003)          --       (527,132)

Effect of Plan of Reorganization:
        Eliminate Capvest accumulated deficit          --          --            --          674,003           --        674,003
        Shares issued through
                conversion of debt                175,000         175       538,134               --           --        538,309
        Shares issued to Chadmoore
                Communications, Inc.            4,000,000       4,000      (589,180)        (827,095)          --     (1,412,275)
                                              -----------     -------  ------------     ------------    ---------    -----------

As adjusted for reorganization with Chadmoore
        Communication, Inc., the acquirer       4,500,000       4,500        95,500         (827,095)          --       (727,095)

Shares of Chadmoore Communications, Inc.,
        issued January 1995                            --          --       565,000               --           --        565,000

Shares issued in exchange
        for Chadmoore Communications,
        Inc. shares                                30,000          30        44,970               --           --         45,000
Shares issued in connection with the private
        placement                                 763,584         764     1,526,407               --           --      1,527,171
Shares issued to investors for cash               400,000         400       399,200               --           --        399,600
Shares issued under employee benefit and
        consulting services plan                  496,000         496     1,777,719               --           --      1,778,215
Shares issued for legal fees                       62,500          62       249,938               --           --        250,000
Shares issued in conjunction with conversion
        of advances                               707,720         708     1,165,498               --           --      1,166,206
Shares issued by license holders exercising
        options                                   562,260         562       859,696               --           --        860,258
Shares issued by option holders                   865,000         865     1,039,136               --           --      1,040,001
Options issued in lieu of cash payments for
        legal, consulting and financing fees           --          --     2,841,788               --           --      2,841,788
Shares subscribed (note 4)                             --          --            --               --      324,807        324,807
Net loss                                               --          --            --       (7,033,325)          --     (7,033,325)
                                              -----------     -------  ------------     ------------    ---------    -----------
                                              $ 8,387,064     $ 8,387  $ 10,564,852     $ (7,860,420)   $ 324,807    $ 3,037,626
                                              ===========     =======  ============     ============    =========    ===========
Balance at December 31, 1995



See accompanying notes to consolidated financial statements.





                                      8
================================================================================

================================================================================
                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                             June 30, 1996 and 1995

(1)  DESCRIPTION OF BUSINESS

     THE COMPANY AND BASIS OF PRESENTATION

     The accompanying financial statements include the accounts of Chadmoore Wireless Group, Inc. and subsidiaries (the Company), which is a development stage company. The Company commenced formal operations in the state of Nevada on May 11, 1994 and was organized for the purpose of acquiring and operating Specialized Mobile Radio (SMR) wireless communication systems. The Company's current market area is primarily located in Tennessee and Arkansas.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission Form 10-QSB. All material adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary to present fairly the financial condition and related results of operations, cash flows and shareholders' equity for the respective interim periods presented are reflected. The current period results of operations are not necessarily indicative of results for the full year ending December 31, 1996. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the annual report on form 10-KSB for the year ended December 31, 1995 and the current reports on Form 8-K dated March 22, 1996, May 14, 1996, June 28, 1996, and July 30, 1996.

     In February 1995, the Company (formerly Capvest Internationale, Ltd. (Capvest), a publicly held entity) entered into a Plan of Reorganization
     (Plan) whereby the Company exchanged 89% of its issued and outstanding stock for 85% of restricted common shares of Chadmoore Communications, Inc. (CCI). Capvest has not had significant operations since its inception in 1988. Pursuant to the Plan, Capvest changed its name to Chadmoore Wireless Group, Inc.

     The transaction has been accounted for under the purchase method of accounting as a reverse purchase acquisition whereby Chadmoore Wireless Group, Inc. is the remaining legal entity and CCI is the acquirer and remaining operating entity. Pursuant to this structure, the consolidated shareholders' equity (deficiency) of the legal entity has been adjusted for the effect of the reorganization and to reflect the shareholders' equity (deficiency) of the acquiring entity as of December 31, 1994.

     In addition, a development stage company is required to report the results of its operations and cash flow from inception to date. However, Capvest has been dormant since 1988 and CCI began operations on May 11, 1994. As a result, the statements of operations, shareholders' equity (deficiency) and cash flows have been presented for the two years ending December 31, 1995.





                                      9
================================================================================

================================================================================
                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

     DEVELOPMENT STAGE AND LIQUIDITY

     Through June 30, 1996, the Company has been engaged primarily in the identification, development and acquisition of SMR systems and SMR
     Stations and has therefore not commenced normal operations nor generated significant revenues. Accordingly, the Company has generated an accumulated net loss during its development stage of approximately $9,948,990 from operations as of June 30, 1996. Management believes its acquisition of SMR Stations from CMRS Systems, Inc. (CMRS) and 800 SMR Network, Inc. (800), consummated on June 14, 1996 and SMR systems and other assets from General Communications, Inc. (General), which was consummated on March 8, 1996 as described in Note 3, as well as other associated system acquisitions, will provide the basis for the commencement of normal operations towards the end of 1996. In order to provide the funding necessary to complete the acquisition and development of the SMR systems the Company entered into an asset purchase agreement with General. Management anticipates that this business combination will facilitate future additional equity financing of SMR systems acquisition and development (see Note 3).

     In addition, the Company entered into an asset purchase, subscription and financing agreement with Motorola subject to certain criteria.

     In June 1996, the Company issued $4.0 million out of a $5.0 million offering of 8%, three year, convertible notes. The Company received 3,585,833, net of placement fees of $414,167. In July 1996, the Company placed the remaining $1.0 million and received $900,000, net of placement fees of $100,000. In addition, the Company received $925,000 from the exercise of options subsequent to June 30, 1996.

     Accordingly, based on the plans and intentions set forth above and assuming the additional capital infusion as described above, management anticipates through the establishment of operational SMR systems in conjunction with the ability to provide both short-term funding of operations and long-term financing of acquisition and development activities, that the Company expects to emerge from the development stage and establish normal operations towards the end of 1996.

     However, as of June 30, 1996, the success of achieving the objectives discussed herein, as well as the ultimate profitability of the Company's operations once the development stage has ended, cannot presently be determined.

     USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those ESTIMATES.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the financial statements of Chadmoore Wireless Group, Inc. and its subsidiaries CMRS Systems, Inc.
     (CMRS), 800 SMR Network, Inc. (800), Chadmoore Construction Services, Inc.
     (CCSI), and Chadmoore Communications, Inc. (CCI) and its wholly-owned subsidiaries Chadmoore Communications of Tennessee (CCT) and Chadmoore Communications of Memphis (a non-active entity). All significant intercompany balances and transactions have been eliminated in consolidation.





                                      10
================================================================================

================================================================================
                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     CASH AND CASH EQUIVALENTS

     The Company considers all short-term highly liquid investments with original maturities of three months or less cash equivalents.

     DEPRECIATION AND AMORTIZATION

     Property and equipment is stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, generally 5-10 years.


     FCC LICENSES

     FCC licenses are recorded at cost and consist of agreements with the Federal Communications Commission (FCC) which allow the use of certain communications frequencies. FCC licenses have a primary term of five years and are renewable for additional five year periods for a nominal fee. Although there can be no assurance that the licenses will be renewed, management expects that the licenses will be renewed as they expire. FCC license costs and renewal fees are amortized using the straight-line method over 20 years and 5 years, respectively. The Company evaluates the recoverability of FCC licenses by determining whether the unamortized balance of this asset is expected to be recovered over its remaining life through projected undiscounted operating cash flows.


     INTANGIBLE ASSETS

     Organization costs are stated at cost, net of accumulated amortization and amortized over a five year period using the straight line method.

     Non-competition and consulting agreements are stated at cost, net of accumulated amortization and amortized over a three to five year period using the straight line method.


     INCOME TAXES

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.





                                      11
================================================================================

================================================================================


                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONCLUDED

     REVENUES

     The Company's only source of revenue through March 7, 1996 was management fee income from General Communications Radio Sales and Services, Inc. In connection with these services, the Company records a management fee equal to the net cash flows of General. This revenue has been included as part of Other Income and Expense in the Statement of Operations through March 7, 1996. On March 8, 1996, the Company completed the asset purchase of General's assets and in May 1996, the Company completed the acquisition of Airtel Communications, Inc. and consummated Management and Option to Acquire Agreements with Airtel SMR, Inc. (see note 3). As such, the Company now recognizes revenue from monthly telephone interconnect and dispatch services based on monthly access charges per radio, plus in the case of telephone interconnect service, revenue is recognized based on air time charges as used. Revenue is also recognized from equipment service upon acceptance by the customer of the work completed. Revenue is also recognized from the sale of equipment when delivered.

     LOSS PER SHARE

     Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding at June 30, 1996 and 1995. The inclusion of equivalent shares in the form of stock options and warrants were not included in a computation of fully dilutive loss per share as the results would be anti-dilutive.

(3)  ACQUISITIONS

     CMRS AND 800 STOCK PURCHASE AGREEMENT

     On June 14, 1996, the Company executed a Stock Purchase Agreement with Libero Limited ("Libero"). Pursuant to the agreement, the Company acquired from Libero all the issued and outstanding common stock of CMRS Systems, Inc. ("CMRS") and 800 SMR Network, Inc. ("800") (jointly the "Management Companies"). The Management Companies intend to engage in the business of constructing and managing multi-channel trunked 800 MHz trunked Specialized Mobile Radio stations. The Management Companies have entered into management agreements ("Management Agreements") with certain companies (the "Companies"), pursuant to which CMRS or 800, as the case may be, has agreed, in accordance with applicable Federal Communications Commission ("FCC") rules, regulations and policies, to construct and manage all of the Stations for which the Companies have received licenses from the FCC. The respective shareholders of the Companies have granted to CMRS or 800, as the case may be, options to acquire all of the stock of the Companies ("Options"), at such time as all conditions of such transfer of control have been met, as set forth in the FCC rules, regulations and policies and as required by Section 310 of the Communications Act of 1934, as amended by 47 U.S.C.Section 310.

================================================================================

================================================================================

           CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                    (A Development Stage Company)

CMRS AND 800 STOCK PURCHASE AGREEMENT - CONTINUED

The Company consummated such acquisition for combined consideration valued at $33,085,446. The Company has accounted for the acquisition under the purchase method of accounting. The purchase price was paid with (1) an aggregate cash consideration of $3,547,000; (2) 508,000 shares of the Company's restricted common stock valued at $1,238,250; and (3) a grant of an option to purchase 8,323,857 shares of common stock for a period of ten years at an exercise price of $.50 per share valued at $28,300,196. Combined consideration of $29,776,901 was allocated to management agreements held by CMRS and 800 and combined consideration of $3,308,545 was allocated to options to acquire the stock of the licensee corporations also held by CMRS and 800. These allocations were based on management's estimates of value. The Company will begin amortizing the cost allocated to the management contracts over the useful lives commencing upon the underlying Station being placed in service not to extend past June 2006. The Company is seeking to obtain separate independent verifications of the value of the Stations acquired and the value of the Securities issued in connection with the acquisition. The Company had sufficient cash on hand for the cash consideration paid.

GENERAL COMMUNICATIONS ASSET PURCHASE AGREEMENT

On March 8, 1996, the Company renegotiated and finalized the purchase of phases 2-5 of the General Communications Asset Purchase Agreement. In conjunction with the this transaction, the Company purchased certain SMR equipment, land, building, other fixed assets, accounts receivable, inventory and FCC licenses for SMR channels in Memphis, Tennessee from General Communications Radio Sales and Service, Inc. ("General"). Prior to the asset purchase and since November 1994, the Company was managing the daily operations of General for a management fee equal to the net cash flows of General.

The acquired assets were recorded at $834,569. The Company paid $345,609 in cash and issued 100,000 shares of restricted common stock with a fair market value on March 8, 1996 of $176,563, based on the discounted average closing bid and ask price of the Company's common stock trading on the NASD Electronic Bulletin Board. The Company's non-competition, consulting agreement and note payable liabilities to General with a balance totaling $906,687, net of the corresponding non-competition and consulting agreement asset of $244,571, were canceled and a new note payable was issued. The new note is a 25 year, unsecured, noninterest bearing, negotiable promissory note face amount of $4,110,000, scheduled to be repaid in 300 monthly installments.

The note's monthly payments are subject to Consumer Price Index increases in years three through thirteen. The Company has assumed a CPI increase of 2.5% for recording purposes thereby reflecting the gross value of the note equal to $5,024,198. Interest on the note has been imputed at 9% giving a net present value of $1,208,869, net of unamortized discount of $3,815,329 amortized on the straight line method over the term of the note.

The following unaudited pro forma results of operations assume the acquisition occurred as of January 1, 1995:

- ---------------------------------

Unaudited Pro Forma Information:                    Six Months Ended          Year Ended
                                                      June 30, 1996        December 31, 1995
                                                    ----------------       -----------------
Revenue Sales                                         $ 1,216,361           $  2,146,584
Net Loss                                               (2,086,368)            (7,098,494)
Net Loss per Common Share                                   (0.23)                 (1.28)

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the General acquisition been consummated as of January 1, 1995, nor are they necessarily indicative of future operating results.

================================================================================

================================================================================

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)


     JJ&D, LLC INVESTMENT

     On May 23, 1996 the Company purchased a 20% investment in JJ&D, LLC by tendering $100,000 in cash, issuing a $100,000 noninterest bearing 120 day note and issuing 298,507 options to purchase the Company's restricted common stock. The options are exerciseable for three years at $1.00 per share. JJ&D, LLC has obtained the exclusive rights from A Communications, LLC to market, in the United States, A Communications' proprietary SMR frequency agile quick start module. This investment is being accounted for using the equity method of accounting. All significant intercompany transactions have been eliminated. Condensed financial information of JJ&D, LLC for the six months ended June 30, 1996 is summarized below:

     ---------------------------
     Condensed Financial information:
       Current Assets               $ 115,408
       Non-current Assets           $ 400,000
       Current Liabilities          $  15,000
       Shareholders' Equity         $ 500,408
       Net Income                   $ 175,464


     AIRTEL SMR, INC. MANAGEMENT AND OPTION TO ACQUIRE AGREEMENT

     On May 11, 1996, the Company completed a Management and Option to Acquire Agreement with Airtel SMR, Inc., an operator of SMR stations. The Company assumed a $100,000 note payable, due May 1998 with interest at 12%. The Company received SMR equipment valued at $62,702, Management
     Agreements for one year valued at   $3,730  and an Option  to  Acquire
     the common stock of Airtel SMR, Inc. valued at $33,568. The allocated valuations of the Management Agreement and Option to Acquire Agreement based on management's estimates.

     AIRTEL COMMUNICATIONS, INC. ASSET PURCHASE AGREEMENT

     On May 11, 1996, the Company completed an Asset Purchase Agreement with Airtel Communications, Inc., an SMR sales organization. The Company paid $50,000 and received certain office equipment and rights to a customer list valued at $47,788. The customer list will be amortized on a straight-line basis over its useful life estimated to be two years. The accumulated amortization at June 30, 1996 was $3,982.

(4)  AMOUNTS HELD FOR SHARES ISSUED

     During the second quarter of 1996, certain option holders exercised options to purchase 100,000 shares of common stock at $2.50 per share. The proceeds of $250,000 were held by the Company's corporate counsel at June 30, 1996. In July 1996, the funds were received by the Company.

     On December 29, 1995, certain option holders exercised options to purchase 450,000 shares of common stock at $1.50 per share. The proceeds of $675,000 were held by the Company's corporate counsel at December 31, 1995. In January 1996, the funds were received by the Company.

================================================================================

================================================================================

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

(5)  STOCK SUBSCRIPTIONS RECEIVABLE AND SUBSCRIBED

     In the second quarter of 1996, the Company received $195,000 for the purchase of 145,000 shares of common stock. The shares were not issued until July 1996. As a result, the funds were held in an escrow account at June 30, 1996. The Company received the funds when the shares were issued in July 1996. In addition, the Company made a down payment on approximately 8 of certain license options and agreed to issue 11,440 shares of its restricted common stock as payment of 40% of the purchase price of these licenses valued at $32,890. The value of these shares is recorded as Stock Subscriptions Receivable at June 30, 1996.

     The 508,000 shares pursuant to the CMRS and 800 stock purchase agreement (see note 3), valued at $1,238,250 were also unissued at June 30, 1996. The value of the unissued shares has been combined with other consideration and allocated to management agreements and options to acquire stock.

     The value of the above mentioned unissued shares is classified as common stock subscribed in shareholders' equity at June 30, 1996.

     In 1995, the Company received $287,000 for the sale by the Company of 191,333 shares of common stock. The shares were not issued until January 1996. As a result, the funds were held in an escrow account at December 31, 1995. The Company received the funds when the shares were issued in January 1996.

     In addition, in December 1995 the Company received cash of $37,807 for 17,500 shares that had not been issued at December 31, 1995.

     The value of the unissued shares is classified as common stock subscribed in shareholders' deficiency at December 31, 1995.

(6)  PROPERTY AND EQUIPMENT

     Property and equipment, which is recorded at cost and depreciated over their estimated useful lives, generally 5-10 years, consists primarily of SMR system components and related acquisition costs. The recorded amount of property and equipment capitalized and related accumulated depreciation is as follows


                                           June 30, 1996       December 31, 1995
                                           -------------       -----------------
SMR systems and equipment                  $    1,257,856        $       292,901
Buildings and Improvements                        345,665                109,870
Land                                              102,500                     --
Furniture and office equipment                    100,186                     --
                                                1,806,207                402,771

Less accumulated depreciation                   (111,148)                (48,829)
                                           -------------         ---------------

                                           $   1,659,059         $       353,942
                                           =============         ===============

================================================================================

================================================================================

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
(7)  FCC LICENSES

     FCC licenses consist of the following:

                                                June 30, 1996        December 31, 1995
                                                -------------        -----------------
FCC licenses                                     $ 1,548,299           $   1,398,574
Less accumulated amortization                       (114,698)                (77,238)
                                                 -----------           -------------

                                                 $ 1,433,601           $   1,321,336
                                                 ===========           =============

(8)  INVESTMENT IN LICENSE OPTIONS

     The Company has entered into various option agreements to acquire FCC radio licenses for SMR channels and also entered into management agreements with the licensees of the SMR channels. Depending on the size of the market in which the channel is located, the Company paid $100 to $1,500 for each option. As of June 30, 1996, the Company has invested $2,926,976 in license options. The total purchase price of the licenses under option, including commissions, amount to approximately $32,802,931 and $43,000,000 at June 30, 1996 and December 31, 1995, respectively. The agreements allow the Company to purchase licenses within a specified period of time after the agreement is signed. On February 2, 1996, the Company made a down payment on approximately 140 of certain license options and issued 285,860 restricted shares of its common stock as payment of 40% of the purchase price of these licenses (see Note 13). The issuance of the stock valued, at $821,848, has been recorded as an investment in license options on June 30, 1996. In addition, the Company made a down payment on approximately 8 of certain license options and agreed to issue 11,440 restricted shares of its common stock as payment of 40% of the purchase price of these licenses. The shares have been valued at $32,890 and have been recorded as Stock Subscriptions Receivable at June 30, 1996.

     In December 1995, the Company issued 562,260 restricted common shares as down payment for the exercise of the option to purchase 347 licenses under the license option agreements. The issuance of the stock represented 40% of the purchase price. The amount capitalized as down payment of these licenses was based on the fair market value of the stock on the date of issuance and totaled $860,258.

     Certain options required down payments in January 1996. The Company has submitted an amendment to the option holders which would move the down payment date to September 9, 1996 and increases the down payment. Of the options the Company desires to amend, approximately 94% of the option holders have executed the amendments. With respect to the remaining options on which a holder has not executed an amendment, the Company is in default of the terms thereof. The holders of such options have not yet, however, elected to terminate the options based on this default. Notwithstanding this failure to act, such holders may at any time terminate their options or exercise other remedies with respect thereto, unless the amendment is executed or the Company is able to meet its
     monetary   obligations thereon.

     Upon entering into an option agreement, the Company also enters into a management agreement with the licensee. The management agreements give the Company the right to manage the SMR systems for the period stated in the agreements, usually 2 to 5 years. During this period revenues received are shared with the licensee after certain agreed upon costs to construct the channels have been recovered. The Company has not recognized any revenue from these agreements during the six months ended June 30, 1996 and 1995, as none of the systems under option are revenue producing.

================================================================================

================================================================================

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)


     COMMISSION PAYABLE

     In connection with the exercise of the options to purchase licenses, the Company is required to pay an allocated portion of the payment to a certain third party. As a result of the down payment made on December 29, 1995 to purchase 30% of licenses, the Company accrued $349,200 of commissions payable which represents 40% of the total commission to be paid when these licenses are fully paid for by the Company.

     In connection with the exercise of the options to purchase licenses, the Company is required to pay an allocated portion of the payment to a certain third party. As a result of the down payment made on February 2, 1996 to purchase 140 of licenses, the Company accrued $175,600 of commissions payable which represents 40% of the total commission to be paid when these licenses are fully paid for by the Company.


(9)  INVESTMENT IN OPTIONS TO PURCHASE STOCK OF UNDERLYING LICENSEE CORPORATION

     The Company has allocated $3,308,545 of combined consideration tendered in the acquisition of CMRS and 800 to the options to acquire the stock of the licensee corporations (the "Companies") held by CMRS and 800. This allocation was based on management's estimates of fair market value (see
     Note 3). The respective shareholders of the Companies have granted to CMRS or 800, as the case may be, options to acquire all of the stock of the Companies, at such time as all conditions of such transfer of control have been met, as set forth in the FCC rules, regulations and policies and as required by Section 310 of the Communications Act of 1934, as amended by 47 U.S.C.Section 310.


(10) MANAGEMENT AGREEMENTS

     The Company has allocated $29,776,901 of combined consideration tendered in the acquisition of CMRS and 800 to the ten year Management Agreements held by CMRS and 800. This allocation was based on management's estimates of fair market value (see Note 3). The Management Companies have entered into management agreements with certain companies, pursuant to which CMRS or 800, as the case may be, has agreed, in accordance with applicable Federal Communications Commission ("FCC") rules, regulations and policies, to construct and manage all of the Stations for which the Companies have received licenses from the FCC. The Company will begin amortizing the cost allocated to the management contracts over the useful lives commencing upon the underlying Station being placed in service not to extend past June 2006.

================================================================================

================================================================================

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)



(11) NOTES PAYABLE

     Notes payable consists of the following at:

                                               JUNE 30,      DECEMBER 31,
                                                 1996            1995
                                              ----------     ------------
     Note payable to JJ&D, LLC, noninterest
     bearing, due September 8, 1996.             100,000          --
     (see note 3)                             ----------     ------------

                                              $  100,000     $    --
                                              ==========     ============

     In connection with the note payable to a third party, in 1995 the Company paid cash of $75,000 and issued 171,917 shares of restricted common stock. In addition, the Company issued warrants to purchase 35,000 shares of restricted common stock at an exercise price of $5 per share. These warrants expire December 29, 1998.

     In connection with the note payable to an individual, in 1995 the Company issued 16,667 shares of restricted common stock. In addition, the Company issued warrants to purchase 16,667 shares of restricted common stock at an exercise price of $5 per share. These warrants expire September 22, 1998.

================================================================================

================================================================================


                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

(12) LONG-TERM DEBT


Long-Term debt consists of the following:                             June 30,        December 31,
                                                                       1996              1995
                                                                     -----------------------------
Note payable in connection with the asset purchase of
     General (see note 3), payable in monthly
     installments of $12,500 through February 1997,
     $13,750 through February 1998; thereafter, monthly
     payments are subject to annual CPI increases
     through February 2008 at which time the monthly
     payments are capped through February 2021.
     Management has assumed annual CPI increases to be
     2.5%.  Noninterest bearing with interest imputed
     at 9%, net of unamortized discount of $3,764,451
     as of June 30, 1996.
                                                                    $1,209,741


Notes convertible to the Company's Common Stock,
     principal due June 1999, interest due semi-
     annually June and December at a rate of 8% .                    4,000,000

Note payable to Bortex Trust in connection with asset purchase (see note 3) payable in monthly installments of $4,707 through May 1998, including interest at 12%.



                                                                       100,000

Note payable in connection with purchase of SMR
     stations from General (see note 3), payable in
     semi-annual installments of $146,303 through
     November 1996, thereafter, $280,278 semiannually
     through November 1997 including interest at 9%,
     secured by stock pledge agreement.                                                    862,123

$410,000 note payable associated with non-competition
     and consulting agreements obligation from General
     acquisition (see note 3), payable in 36 monthly
     installments of $11,389 through November 1997,
     noninterest bearing with interest imputed at 10%
     net of discount of approximately $54,000.                                             228,065
                                                                    ------------------------------
                                                                    $ 5,309,741       $  1,090,188

Less current installments                                               196,632            456,480
                                                                    ------------------------------
                                                                    $ 5,113,109            633,708
                                                                    ==============================

                                      19
================================================================================

================================================================================
                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

(12) LONG-TERM DEBT - CONCLUDED

     Aggregate maturity of debt for the next five years is as follows:


Year ended June 30:
     1997                                                        $   297,882
     1998                                                            223,493
     1999                                                          4,170,534
     2000                                                            174,798
     2001                                                            179,168

                                                                 -----------
                                                                 $ 5,045,875
                                                                 ===========

     DEBT ISSUANCE

     In June 1996, the Company issued $4 million out of a $5 million offering of 8%, three year, convertible notes. The Company received $3,585,833, net of placement fees of $414,167. In July 1996, the Company placed the remaining $1 million convertible notes and received $900,000, net of placement fees of $100,000.


     LEASE COMMITMENT

     Commencing in March 1995, the Company leases its corporate offices and warehouse facilities in Las Vegas, Nevada under a noncancelable operating lease agreement which expires in March 1997. Terms of the lease provide for minimum monthly payments of $5,560 including operating expenses. The agreement provides for one two year renewal period in which the lease payment shall be adjusted for changes in the consumer price index as defined therein.

     The Company  is obligated under a capital lease for various SMR equipment.

     In addition, the Company leases certain antenna sites for transmission of SMR services. The terms of these leases range from month to month to 5 years, with options to renew. Most of the leases provide for a termination period of 30 to 60 days by the Company or the site owner.





                                      20
================================================================================

================================================================================
               CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                        (A Development Stage Company)



LEASE COMMITMENT - CONCLUDED

Future minimum payments associated with the leases described herein including renewal options are as follows:

Six months ended June 30:                        CAPITAL     OPERATING
                                                 LEASES         LEASES
                                                 ---------   ---------
     1997                                        $25,630      $206,460
     1998                                         28,420        94,918
     1999                                            782        55,767
     2000                                           -           34,582
     2001                                           -           12,416
                                                 ---------------------
                                                 $54,832      $404,143
                                                 =====================

     Total minimum lease payments                $61,249
     Imputed interest                              6,417
     Present value of minimum capitalized        -------
         lease payments                           54,832
     Current portion                              25,630
     Long term capitalized lease                 -------
         obligations                             $29,202
                                                 =======


Total rent expense for the six months ended June 30, 1996 and 1995 amounted to $33,364 and $66,726, respectively.





                                      21
================================================================================

================================================================================
                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)


(13) EQUITY TRANSACTIONS

     PREFERRED OFFERING

     On April 4, 1996, the Company issued 250,000 shares of preferred stock in exchange for $2,275,956, net of expenses of $224,044. In addition, no later than April 15, 1996, the agreement calls for the Company to issue warrants to purchase 50,000 shares of common stock.


     PRIVATE PLACEMENT

     In August 1995, the Company prepared a Private Placement Memorandum ("PPM") and offered 1,000,000 units at a price of $2.00 per unit. Each unit consisted of one share of the Company's common stock and one common stock purchase warrant. One warrant entitles the holder to purchase one share of common stock at $5.00 per share for a period of three years from the date of issuance.

     In October 1995, the Company reduced the price of the units in the PPM offering to $1.50 per unit with the same warrant terms.

     In connection with the PPM offering the Company issued 763,585 shares of restricted common shares and received proceeds of $1,252,790 net of issuance costs of $54,210.

     Beginning in October 1995, 440,335 of the PPM offering units were sold at a discount of $.50. As a result, the Company expensed $220,168 in connection with the sale of these units and has included it in general and administrative expense in the statement of operations at December 31, 1995.

     The Company also sold 400,000 shares of restricted common stock to three foreign investors and received proceeds of $399,000.


     DEBT CONVERSIONS

     RELATED PARTIES -- In connection with the Plan of Reorganization, the Company issued to certain former Capvest officers, directors and creditors 175,000 shares of the Company's common stock in lieu of cash payments on obligations of $538,309 owed by the Company. No gain or loss was recognized in the transaction.

     On March 9, 1995, a significant shareholder and officer of the Company converted advances totaling $116,329 into 46,532 shares of the Company's restricted common stock at a rate of $2.50 per share. In addition, 46,352 options were issued at an exercised price of $4 per share, exercisable for three years from the date of grant. No gain or loss was recognized in the transaction.

     On March 24, 1995, a trust formed by a significant shareholder and officer of the Company converted advances totaling $578,405 into 385,604 shares of the Company's restricted common stock at a rate of $1.50 per share. In addition, 385,604 options were issued at an exercise price of $4 per share, exercisable for three years from the date of grant. No gain or loss was recognized in the transaction.





                                      22
================================================================================

================================================================================
               CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                        (A Development Stage Company)



     DEBT CONVERSIONS - CONCLUDED

     UNRELATED PARTIES -- In connection with a note payable to a third party with a original balance of $350,000, the Company issued 171,917 shares of restricted common stock in lieu of a cash payment of $275,000. The Company recognized a loss of $20,904 as a result of this transaction based on the fair market value of the stock at the date of conversion. The loss is included in general and administrative expense in the statement of operations at December 31, 1995.

     In connection with a note payable with an original balance of $23,000 to an individual, the Company issued 16,667 shares of restricted common shares in lieu of a cash payment in full satisfaction of the debt. The Company recognized a loss of $11,500 as a result of this transaction based on the fair market value of the stock at the date of conversion. The loss is included in general and administrative expense in the statement of operations at December 31, 1995.

     CONSULTING

     RELATED PARTIES -- The Company issued 60,000 unrestricted shares to an employee for consulting services valued at $.25 per share in lieu of cash payment of $15,000. The expense associated with the shares was based on the fair market value at the date of grant and totaled $285,000. This amount has been included in general and administrative expense in the statement of operations at December 31, 1995.

     UNRELATED PARTIES -- The Company also issued 215,000 shares of unrestricted common stock and 221,000 shares of restricted common stock valued at $.25 per share in lieu of cash payment of $121,000 for consulting services. The expense related to the shares was based on the fair market value at the date of grant and totaled $1,493,215. This amount was expensed during the year ended December 31, 1995 and is included in the statement of operations as general and administrative expense.

     PENALTY FEES

     In connection with the note payable to the owner of General (see Notes 10 and 14), the Company issued 10,000 restricted shares of common stock as late fee on their monthly payments of the note payable. The shares were valued at $.25 per share. The fair market value at the date of grant totaled $18,750 and is included in general and administrative expense in the statement of operations at December 31, 1995.

     PREPAID MANAGEMENT RIGHT FEES

     On December 29, 1995, in connection with an agreement for the management of certain SMR stations, the Company issued 77,002 shares of restricted common stock valued at $1.50 per share. The agreement called for the Company to receive a percentage of the net revenues generated over the next five years. The number of shares issued was determined based on the present value of an estimate of the future cash flows to be received under the management agreement. The expense related to this transaction was based on the fair market value of the stock at the date of grant and totaled $117,813 at December 31, 1995. The total amount was capitalized as prepaid expense in the consolidated balance sheet at December 31, 1995, and will be amortized over the management agreement period.





                                      23
================================================================================

================================================================================
                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)



     LICENSE PURCHASE

     During 1995, the Company purchased options to buy licenses from individuals ranging between $100 to $1,500 per option. In February 1996, the Company issued 285,860 restricted common shares as down payment for the exercise of the option to purchase 140 licenses under the license option agreements (see Note 8). The issuance of the stock represented 40% of the purchase price. The amount capitalized as down payment of these licenses was based on the fair market value of the stock on the date of issuance and totaled $821,848.

     OPTIONS

     During 1996, the Company granted stock options to purchase 9,642,364 shares of the Company's restricted common stock. The options have been issued to shareholders, consultants, investors and third parties through acquisitions are exercisable for three to ten years from date of issuance.

     Stock Options                                   Number of shares
     ----------------------------------------------------------------
     Outstanding at December 31, 1994                           -
     Granted at $0.50-$5.50 per share                   3,937,136
     Less -
     Exercised at $0.50-$1.50 per share                   865,000
     Lapsed or canceled                                         -

     --------------------------------------------------------------

     Outstanding at December 31, 1995                   3,072,136
     Granted at $.50-$6.00 per share                    9,642,364
     Less -
     Exercised at $0.50-$2.50 per share                   895,000
     Lapsed or canceled                                   205,000

     --------------------------------------------------------------

     Outstanding at June 30, 1996                      11,604,000






                                      24
================================================================================

================================================================================

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)




     WARRANTS

     During the six months ended June 30, 1996, the Company issued warrants in conjunction with the following transactions:

     # 549,471 issued in connection with the private placement unit sales (see "private placement").
     #   50,000 issued in connection with the Preferred Stock placement.


     During the year ended December 31, 1995, the Company issued warrants in conjunction with the following transactions:

     # 972,417 issued in connection with the private placement unit sales (see "private placement").
     # 30,000 issued as part of the conversion of CCI common stock to CWG common stock (see "conversion of CCI shares").
     # 51,667 issued in addition to common shares issued lieu of cash payment on notes payable (Note 9).
     #   55,250 issued in lieu of cash payment for consulting services.

     Each warrant can be exercised for one share of the Company's common stock.


     The following is a summary of warrants outstanding and their terms as of June 30, 1996:

     WARRANTS                              NUMBER OF SHARES
     ------------------------------------------------------
     Outstanding at December 31, 1994              -
     Granted at $2.50-$5.00 per share       1,109,334
     Less -
     Exercised                                     -
     Lapsed or canceled                            -

     --------------------------------------------------
     Outstanding at December  31, 1995      1,109,334
     Granted at $5.00 per share               599,417
     Less -
     Exercised                                     -
     Lapsed or canceled                            -

     --------------------------------------------------
     Outstanding at June 30, 1996           1,708,751




================================================================================

================================================================================

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)


     MINORITY INTEREST

     Prior to the reverse merger, the Company sold restricted common stock in its subsidiary, CCI, to a third party totaling 700,000 shares. The holder of such shares has not yet elected to convert these shares of CCI to shares of Chadmoore Wireless Group, Inc. As per the amended and restated stock subscription agreement dated January 13, 1995, the third party has options to purchase 2,100,000 shares of restricted common stock of CCI. The options are exercisable six months from the closing date of the amended and restated stock subscription agreement through eight years from this date. As such, by July 13, 1995, 700,000 options that were exercisable at $1.50 per share were unexercised by the third party and thus expired on that date. Options to purchase 1,400,000 shares of CCI
     remained outstanding       at June 30, 1996 at the following exercise
     prices:


    NUMBER OF          OPTION TYPE           EXERCISE               OPTION
    ---------          -----------           --------               ------
     OPTIONS                                   PRICE            EXPIRATION DATE
     -------                                   -----            ---------------
     700,000                A                 $ 2.50               1/13/2000
     700,000                B                 $ 4.00               1/13/2003

     In addition, subsequent to the merger, the Company sold common stock in CCI to third parties totaling 30,000 shares with net proceeds of $45,000. At December 31, 1995 these 30,000 shares of CCI's common stock were converted to an equal number of Chadmoore Wireless Group, Inc.'s restricted common stock and these shareholders were granted warrants to purchase 30,000 shares of common stock at $5 per share.

     As a result of the reverse purchase acquisition and Plan of Reorganization as described in Note 1, the third party shareholders of CCI shares are not considered a minority interest in the Company for accounting purposes as CCI is treated as the acquiring entity.

     However, for accounting purpose, the original shareholders of Capvest would be a minority interest. Due to the net losses of the Company incurred to date, no minority interest is presented in the accompanying consolidated financial statements.





                                      26
================================================================================

================================================================================
                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)


(14) INCOME TAXES

     Since inception, the Company has incurred net operating losses for both financial reporting and income tax purposes. As of June 30, 1996, the Company has net operating loss carryforwards for income tax reporting purposes totaling approximately $4,100,000. The deferred tax asset which consists of employee stock option compensation expense for financial reporting purposes in excess of amounts recognized for tax purposes aggregates approximately $267,648. A deferred tax asset is provided when, in management's opinion, it is more likely than not that the deferred tax asset will be realized. To the extent the Company is not able to determine that it is more likely than not that net deferred tax assets will be realized prior to expiration, a valuation allowance is recorded to reduce the net deferred tax asset to the amount which is more likely than not to be realized. A valuation allowance has been provided for 100% of such asset since the likelihood of realization cannot be determined.

     Total income tax expense (benefit) differed from the "expected" income tax expense (benefit) determined by applying the statutory federal income tax rate of 34% as follows:


     "Expected" Statutory tax expense (benefit)                                       $    (710,113)

     Increase (reduction) in income taxes (benefit) resulting from:                       1,370,095

     Change in the beginning of year balance of the valuation allowance for
     deferred tax assets allocated to income tax expense (benefit)                         (659,982)
                                                                                      -------------
                                                                                      $          --
                                                                                      =============





(15) RELATED PARTIES TRANSACTIONS

     Advances from related parties consist of the following at June 30:

                                                         1996           1995
                                                       ---------      ---------
Advances from a significant  shareholder and officer
     of the Company, noninterest bearing and due on
     demand.                                             $ --          22,000

Advance from a significant shareholder and officer of
     the Company, interest at 7%, unsecured, principal
     and interest due October 15, 1995.
                                                           --          50,000

                                                         $ --          72,000

                                      27
================================================================================

================================================================================
                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)


(15) RELATED PARTIES TRANSACTIONS - CONCLUDED

     As of December 31, 1995, the advance of $23,000 was paid with cash in full.

     On March 24, 1995, a trust created by a significant shareholder and officer of the Company converted advances totaling $578,405 into 385,604 shares of the Company's restricted common stock at a rate of $1.50 per share and options to purchase 385,604 shares at $4 per share, in accordance with existing debt agreements, in full satisfaction of the advances.

     On March 9, 1995, a significant shareholder and officer of the Company converted advances totaling $116,329 into 46,532 shares of the Company's restricted common stock at a rate of $2.50 per share in full satisfaction of the advances. In addition, 46,532 options were issued, exercisable at $4 per share and expiring March 9, 1998.


(16) COMMITMENTS AND CONTINGENCIES

     LICENSE OPTION CONTINGENCIES

     Once an SMR channel is operating, the Company may exercise its option to acquire the license at any time prior to the expiration of the option. Although, the Company presently intends to exercise all options, the exercise is subject to a number of contingencies. These contingencies include constructing the license within the time period allotted by the FCC, maintaining the channel once constructed, the Company having the ability to purchase the license and the FCC approval of the transfer.


     LEGAL PROCEEDINGS

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.





                                      28
================================================================================

================================================================================
                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)


ITEM 2.   PLAN OF OPERATION

The Company's objectives over the next 12 months are to construct analog channels in selected markets, construct an initial digital SMR network, establish distribution, institute its marketing plan, and increase recurring revenues through the addition of subscribers in all markets. Through acquisition and management of existing operating systems and construction of newly licensed SMR stations, the Company intends to increase the customer base and corresponding revenues within each market. The plan is to select markets where the Company has adequate available channel density, lack of current capacity with existing operations to serve market needs, and significant population base to prove its operating capability and generate sufficient revenues to justify the capital necessary to ultimately provide digital wireless service on a wide scale.

To date, the Company's activities have been limited to raising capital for operations and acquisitions, hiring a core team of employees, and managing and acquiring an initial operating system. In March 1996, the Company acquired its initial operating SMR system in Memphis, Tennessee which currently has annualized gross revenues in excess of $2,000,000. The Company currently offers two types of wireless communication services in Memphis, Tenn.: SMR dispatch (two-way) and telephone interconnect. Both services utilize analog SMR technology. The Company sells analog SMR equipment to subscribers and provides the system and services on which customers can use their equipment. This operation serves a population of approximately 1,100,000.

The Company has also entered into five year option to acquire and management agreements with over 1,250 licensees, comprising over 2,300 channels licensed by the FCC, in over sixty cities throughout the mid-South and mid-West regions of the United States covering areas with a total combined population in excess of 40,000,000.

In June, 1996, the Company acquired all the issued and outstanding common stock of CMRS Systems, Inc. ("CMRS") and 800 SMR Network, Inc. ("800") (jointly the "Management Companies"). The Management Companies have entered into management agreements with certain companies ("Companies") pursuant to which CMRS or 800 have agreed to construct and manage all of the channels for which the Companies have received licenses from the FCC. The respective shareholders of the Companies have granted to CMRS or 800 options to acquire all of the stock of the Companies, at such time as all conditions of such transfer of control have been met, as set forth in the FCC rules, regulations and policies. The Management Companies intend to engage in the business of constructing and managing multi-channel trunked 800 MHz trunked Specialized Mobile Radio SMR stations.

The acquisition is significant to the Company in that such acquisition substantially increases the total number of channels under management to over 7,000 channels and expands the service footprint to over two hundred markets located in forty-seven States and the U.S. Territories of Puerto Rico and the Virgin Islands covering areas with a total combined population in excess of 60,000,000. Additionally, the Company has formed dealer agreements with independent SMR operators, and has begun to develop, construct and market SMR services.

The Company plans to offer analog and digital wireless communication services ranging from two-way dispatch, and telephone interconnect, to services comparable in quality to those provided by current cellular telephone operators. In addition, the Company plans to offer in a single handset, services and combinations of services currently not previously available in its operating areas. These services will include combined mobile telephone, dispatch and data transmission. The implementation of Motorola's integrated Dispatch Enhanced Network ("iDEN") digital technology will afford the Company the benefits of dramatically expanding existing system capacity and provide advanced features, call clarity, and call security to its subscribers. As the Company develops its digital wireless network, it intends to selectively convert analog SMR channels to iDEN digital wireless service, described below, as capacity shortfalls and marketplace demands for additional features dictate.

The Company plans to use leased facilities on existing towers wherever possible to avoid the cost of tower and shelter construction. Management believes this approach will also expedite the construction process and avoid time delays associated with local zoning and permit issues. The Company expects approximately 33% of the planned sites will need to be constructed. In the cases where construction is necessary, the Company will be required to bear the costs of constructing a site which may include: access road development, land acquisition, shelter costs, foundation and tower construction.





                                      29
================================================================================

================================================================================


                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

ITEM 2.   PLAN OF OPERATION - CONCLUDED

Over the next 12 months, the marketing objective is to activate customers on the Company's channels as constructed and position the Company as a leader in new wireless communication technology and service. Management believes that Motorola's brand name recognition, combined with the Company's targeted marketing approach, will assist in developing customer interest in the analog and digital wireless services offered. The strategy is to increase Company revenues with the smallest possible incremental marketing expense, using existing dealers and operators in its footprint.

It is anticipated that the Company's recurring revenues will consist primarily of subscriber network usage revenues, which consist of monthly access fees per unit, incremental charges based on minutes of use, and lease revenues from site operations where the Company owns or manages a transmission facility and leases space to a third party. Lease revenues, while not a primary source of revenue, offer increased cash flow opportunities for little additional cost. From time to time, changes in the Company's plans may dictate that facilities, originally acquired to be included in an operating system, will be sold, traded or used in partnership with existing service providers in a particular market to provide either additional cash flow for growth or to begin or strengthen specific strategic alliances.

The Company has elected to develop two channels of distribution: independent agents and, to a lesser extent, direct sales representatives. Independent agents will be established in each of the markets as available. The Company intends to attract high quality agents through innovative compensation plans. The Company will also establish a sales presence in markets where adequate independent agents are not available. It is anticipated that each sales office will have a minimal retail presence for walk-in customer traffic. In addition, the Company's management team recognizes that additional staff will be required to properly support marketing, sales, engineering, and accounting. It is anticipated that approximately 50 more employees will be required to meet the demands of the projected growth through the next six months.


LIQUIDITY AND CAPITAL RESOURCES

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

On February 28, 1996, the Company executed with Motorola a purchase agreement for its iDEN product. The agreement is conditional upon the Company acquiring acceptable financing by August 1996. The Company intends to obtain the required financing through Motorola's Financing Division. The Company has delayed the implementation of its initial iDEN system, due to the need for in-depth engineering and operational analysis of the market positions it now controls as well as the impact of possible strategic relationships that are currently under discussion.

In April 1996, the Company issued 250,000 shares of its Convertible Series A Preferred Stock for net proceeds of $2,275,956. In June 1996, the Company issued $4 million out of a $5 million offering of 8%, three year, convertible notes, and received $3,585,833, net of placement fees of $414,167. In July 1996, the Company placed the remaining $1 million of convertible notes and received $900,000, net of placement fees of $100,000.

During the next 12 months, the Company will require access to sufficient capital to enable it to act quickly on opportunities that present themselves in the Company's target markets. The Company believes that in the next 12 months it will require approximately $19.4 million for capital expenditures associated with the leased and capital assets necessary for the construction of systems. In addition, the Company expects to require an additional $3.5 million to meet operating expenses. When the Company commences the staged conversion of its analog SMR systems to a Digital Mobile format, it will require significant additional capital.

================================================================================

================================================================================

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)




LIQUIDITY AND CAPITAL RESOURCES - CONCLUDED

The Company intends to seek additional cash financing in exchange for one or more of the following: financing provided by the vendor of the analog and digital mobile equipment, incurring additional indebtedness, which may include the issuance of debt securities convertible into shares of the Company's common stock, issuing additional shares of preferred stock, which may include preferred stock convertible into shares of the Company's common stock, and issuing additional shares of common stock pursuant to one or more privately negotiated transactions or public offerings. In the event that the Company issues convertible debt securities or preferred stock convertible into shares of its common stock, the effective price at which such shares of common stock may be issued and sold by the Company may be lower than the prevailing market prices for the Company's common stock at the time of such conversion and/or at the time of issuance of such convertible debt or preferred stock.


Recently, the Company has held discussions with potential underwriters for a potential public offering of the Company's securities. As of the date of this report, however, the Company does not have a signed letter of intent from any underwriter for a public offering of its securities, and there can be no assurance that the Company will be able to obtain a signed letter of intent from an underwriter or that it will be able to raise the capital necessary to construct the channels for its proposed SMR network.


Accordingly, based on the plans and intentions set forth above, management anticipates that through the establishment of operational SMR systems in conjunction with the ability to provide both short term funding of operations and long term acquisition and development activities, the Company expects to emerge from the development stage and establish normal operations in 1996. However, as of June 30, 1996, the success of achieving the objectives discussed herein, as well as the overall profitability of the Company's operations once the development stage has ended, cannot presently be determined.



                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
     As reported in the Company's Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 1996, a lawsuit titled Key Communications Group, Inc. v. Robert Moore, David Chadwick, Chadmoore Communications,
Inc.  and Chadmoore Communications of Tennessee, Inc., Civil Action No.
94-CV-4196, was filed in the District   Court, City and County of Denver, State
of Colorado, on August 31, 1994. This lawsuit was settled during the period covered by this Report and was dismissed with prejudice pursuant to an order of the Court dated July 9, 1996.

ITEM 2. CHANGES IN SECURITIES
     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
     None.

ITEM 5. OTHER INFORMATION
     None.



                                      31
================================================================================

================================================================================
               CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

                   PART II - OTHER INFORMATION - CONTINUED

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





- ----------------------------------

1 Incorporated by reference to Exhibit 1 in the Company s Form 8-K, under Item 2, date of earliest event reported February 21, 1995
2 Incorporated by reference to Exhibit 3 to the Company s Registration Statement on Form S-18 (33-14841-D)
3 Incorporated by reference to Exhibit 3.2 to the Company s Form 10-KSB for the year ended December 31, 1995
4 Incorporated by reference to Exhibit 3.3 to the Company s Form 10-KSB for the year ended December 31, 1995
5 Incorporated by reference to Exhibit 3.4 to the Company s Form 10-KSB for the year ended December 31, 1995
6 Incorporated by reference to Exhibit 3.5 to the Company s Form 10-KSB for the year ended December 31, 1995
7 Incorporated by reference to Exhibit 4.1 to the Company s Form 10-KSB for the year ended December 31, 1995
8 Incorporated by reference to Exhibit 4.2 to the Company s Form 10-KSB for the year ended December 31, 1995
9 Incorporated by reference to Exhibit 3.4 to the Company s Form 10-KSB for the year ended December 31, 1995
10 Incorporated by reference to Exhibit 10.1 to the Company s Form 10-KSB for the year ended December 31, 1995
11 Incorporated by reference to Exhibit 4.1 in the Registration Statement on
   Form S-8 effective July 12, 1995 (file no.33-94508)
12 Incorporated by reference to Exhibit 4.1 in the Registration Statement on Form S-8 effective December 14, 1995 (file no. 33-80405)





                                      32
================================================================================

================================================================================

      (a)    Exhibits - concluded


10.4 Employment Agreement between the Company and Robert W. Moore effective as of April 21, 1995(13)
10.5 Employment Agreement between the Company and David J. Chadwick effective as of April 21, 1995(14)
10.6 Employment Agreement between the Company and William C. Bossung effective as of April 21, 1995(15)
10.7 Integrated Dispatched Enhanced Network ("iDEN") Purchase Agreement dated February 28, 1996, by and between the Company and Motorola, Inc.(16)
10.8 Amendment Number 001 to the Integrated Dispatched Enhanced Network ("iDEN") Purchase Agreement dated March 25, 1996(17)
10.9 Asset Purchase Agreement dated November 2, 1994 by and between Chadmoore Communications, Inc. and General Communications Radio Sales and Service, Inc., General Electronics, Inc. and Richard Day with Exhibits(18)
10.10 Modification to Asset Purchase Agreement dated March 8, 1996, by and between Chadmoore Communications, Inc., the Company and Chadmoore Communications of Tennessee, Inc. and General Communications Radio Sales and Service, Inc., General Electronics, Inc. and Richard Day with Exhibits(19)
10.11 Stock Purchase Agreement dated June 14, 1996, by and between Chadmoore Wireless Group, Inc. and Libero Limited(20)

11.1  Earnings Per Share (see notes to Consolidated Financial Statements)(21)

27.1  Financial Data Schedule





(b)   Reports on Form 8-K

      (i) Current Report Form 8-K filed March 22, 1996 reporting consummation of the Modification to Asset Purchase Agreement dated March 8, 1996 by and between Chadmoore Communications of Tennessee, Inc. and General Communications Radio Sales and Service, Inc., General Electronics, Inc. and Richard Day with Exhibits

      (ii) Current Report of Form 8-K filed May 14, 1996 reporting the resignation, effective April 30, 1996, of David Chadwick as Executive Officer and Director of the Company and similar positions with affiliates of the Company with Exhibit.

      (iii) Current Report on Form 8-K filed June 28, 1996, reporting the execution of the Stock Purchase Agreement dated June 14, 1996 by and between Chadmoore Wireless Group, Inc. and Libero Limited with Exhibit and amendment there on Form 8-K/A-1 filed July 30, 1996

      (iv) Form 8-A filed July 11, 1996, registering the Registrant's Common Stock, $.001 par value per share, pursuant to section 12(g) of the Securities Act of 1934, and declared effective by the SEC on July 12, 1996, file No. 0-20999.




- -----------------------------------

13 Incorporated by reference to Exhibit 10.4 to the Company s Form 10-KSB for the year ended December 31, 1995
14 Incorporated by reference to Exhibit 10.5 to the Company s Form 10-KSB for the year ended December 31, 1995
15 Incorporated by reference to Exhibit 10.6 to the Company s Form 10-KSB for the year ended December 31, 1995
16 Incorporated by reference to Exhibit 10.7 to the Company s Form 10-KSB for the year ended December 31, 1995
17 Incorporated by reference to Exhibit 10.8 to the Company s Form 10-KSB for the year ended December 31, 1995
18 Incorporated by reference to Exhibit 2.2 in the Company s Form 8-K, under
   Item 2, date of earliest event reported March 8, 1996
19 Incorporated by reference to Exhibit 2.1 in the Company s Form 8-K, under
   Item 2, date of earliest event reported March 8, 1996
20 Incorporated by reference to Exhibit 2.2 in the Company s Form 8-K, under
   Item 2, date of earliest event reported June 14, 1996
21 Incorporated by reference to Exhibit 11.1 to the Company s Form 10-KSB for the year ended December 31, 1995





                                      33
================================================================================

================================================================================


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CHADMOORE WIRELESS GROUP, INC.



                              By: /s/ Gary L. Killoran
                                 -----------------------------------------
                                 Gary L. Killoran, Chief Financial Officer

DATE:   August 19, 1996







                                      34
================================================================================

                                EXHIBIT INDEX


 NO.                         DESCRIPTION
- -----                        -----------

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





- ----------------------------------

1 Incorporated by reference to Exhibit 1 in the Company s Form 8-K, under Item 2, date of earliest event reported February 21, 1995
2 Incorporated by reference to Exhibit 3 to the Company s Registration Statement on Form S-18 (33-14841-D)
3 Incorporated by reference to Exhibit 3.2 to the Company s Form 10-KSB for the year ended December 31, 1995
4 Incorporated by reference to Exhibit 3.3 to the Company s Form 10-KSB for the year ended December 31, 1995
5 Incorporated by reference to Exhibit 3.4 to the Company s Form 10-KSB for the year ended December 31, 1995
6 Incorporated by reference to Exhibit 3.5 to the Company s Form 10-KSB for the year ended December 31, 1995
7 Incorporated by reference to Exhibit 4.1 to the Company s Form 10-KSB for the year ended December 31, 1995
8 Incorporated by reference to Exhibit 4.2 to the Company s Form 10-KSB for the year ended December 31, 1995
9 Incorporated by reference to Exhibit 3.4 to the Company s Form 10-KSB for the year ended December 31, 1995
10 Incorporated by reference to Exhibit 10.1 to the Company s Form 10-KSB for the year ended December 31, 1995
11 Incorporated by reference to Exhibit 4.1 in the Registration Statement on
   Form S-8 effective July 12, 1995 (file no.33-94508)
12 Incorporated by reference to Exhibit 4.1 in the Registration Statement on Form S-8 effective December 14, 1995 (file no. 33-80405)

                         EXHIBIT INDEX - (concluded)



 NO.                           DESCRIPTION
- -----                          -----------

10.4 Employment Agreement between the Company and Robert W. Moore effective as of April 21, 1995(13)
10.5 Employment Agreement between the Company and David J. Chadwick effective as of April 21, 1995(14)
10.6 Employment Agreement between the Company and William C. Bossung effective as of April 21, 1995(15)
10.7 Integrated Dispatched Enhanced Network ("iDEN") Purchase Agreement dated February 28, 1996, by and between the Company and Motorola, Inc.(16)
10.8 Amendment Number 001 to the Integrated Dispatched Enhanced Network ("iDEN") Purchase Agreement dated March 25, 1996(17)
10.9 Asset Purchase Agreement dated November 2, 1994 by and between Chadmoore Communications, Inc. and General Communications Radio Sales and Service, Inc., General Electronics, Inc. and Richard Day with Exhibits(18)
10.10 Modification to Asset Purchase Agreement dated March 8, 1996, by and between Chadmoore Communications, Inc., the Company and Chadmoore Communications of Tennessee, Inc. and General Communications Radio Sales and Service, Inc., General Electronics, Inc. and Richard Day with Exhibits(19)
10.11 Stock Purchase Agreement dated June 14, 1996, by and between Chadmoore Wireless Group, Inc. and Libero Limited(20)

11.1  Earnings Per Share (see notes to Consolidated Financial Statements)(21)

27.1  Financial Data Schedule


- --------------------------------

13 Incorporated by reference to Exhibit 10.4 to the Company s Form 10-KSB for the year ended December 31, 1995
14 Incorporated by reference to Exhibit 10.5 to the Company s Form 10-KSB for the year ended December 31, 1995
15 Incorporated by reference to Exhibit 10.6 to the Company s Form 10-KSB for the year ended December 31, 1995
16 Incorporated by reference to Exhibit 10.7 to the Company s Form 10-KSB for the year ended December 31, 1995
17 Incorporated by reference to Exhibit 10.8 to the Company s Form 10-KSB for the year ended December 31, 1995
18 Incorporated by reference to Exhibit 2.2 in the Company s Form 8-K, under
   Item 2, date of earliest event reported March 8, 1996
19 Incorporated by reference to Exhibit 2.1 in the Company s Form 8-K, under
   Item 2, date of earliest event reported March 8, 1996
20 Incorporated by reference to Exhibit 2.2 in the Company s Form 8-K, under
   Item 2, date of earliest event reported June 14, 1996
21 Incorporated by reference to Exhibit 11.1 to the Company s Form 10-KSB for the year ended December 31, 1995