Form 10QSB
period 1996-09-30
CHADMOORE WIRELESS GROUP INC
filed 1996-11-19
CIK 815755

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

       [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from                  to
                                      ----------------    ----------------

                        Commission file number: 0-20999

                         CHADMOORE WIRELESS GROUP, INC.
                         ------------------------------
       (Exact name of small business issuer as specified in its charter)

                COLORADO                                     84-1058165
 --------------------------------------------            -------------------
 State or other jurisdiction of incorporation            (IRS Employer
 or organization)                                        Identification No.)

                  4720 POLARIS STREET, LAS VEGAS, NEVADA 89103
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (702) 891-5255
                                 --------------
                          (Issuer's telephone number)


        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

AS OF OCTOBER 31, 1996 16,405,138 SHARES OF COMMON STOCK, $.001 PAR VALUE,
--------------------------------------------------------------------------
OUTSTANDING.
------------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

                                     INDEX


PART I - FINANCIAL INFORMATION

                                                                                        PAGE
ITEM 1.  FINANCIAL STATEMENTS.
         Unaudited Consolidated Financial Statements of Chadmoore
         Wireless Group, Inc. and Subsidiaries:

                  Consolidated Balance Sheets:
                        As of September 30, 1996 and December 31, 1995                   1-2

                  Consolidated Statements of Operations:
                        Forthe Nine Months Ended September 30, 1996 and 1995
                           and Cumulative from January 1, 1994 to September 30,
                           1996                                                           3

                        For the Three Months Ended September 30, 1996 and 1995            4

                  Consolidated Statements of Cash Flows:
                      For the Nine Months Ended September 30, 1996 and 1995 and
                      Cumulative from January 1, 1994  to September 30, 1996             5-6

                  Consolidated Statement of Changes in Shareholders' Equity
                           (Deficiency):
                           For the Nine Months Ended September 30, 1996                   7

                  Notes to Unaudited Consolidated Financial Statements                   8-23


ITEM 2. PLAN OF OPERATION                                                               24-27



PART II - OTHER INFORMATION                                                               28

ITEM 1.  LEGAL PROCEEDINGS                                                                28

ITEM 2. CHANGES IN SECURITIES                                                             28

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                   28

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS                             28

ITEM 5. OTHER INFORMATION                                                                 28

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                 29-31

SIGNATURES                                                                                32

================================================================================

PART   I.  ITEM  I.  FINANCIAL STATEMENTS

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS


                                                                        September             December
                                                                         30, 1996             31, 1995
                               ASSETS                                  (Unaudited)
                                                                       -----------          -----------
Current Assets:
      Cash                                                             $ 3,210,014          $   188,029
      Amounts held for shares issued                                          --                675,000
      Stock subscriptions receivable (note 3)                               32,890              287,000
      Accounts receivable                                                  234,956                 --
      Inventory                                                            369,255                 --
      Due from General Communications                                         --                 76,252
      Prepaid property management rights (note 11)                          90,625              117,813
      Other prepaids                                                        37,066                 --
      Deposits                                                             462,853               16,742
      Other current assets                                                   1,643                7,813
                                                                       -----------          -----------
                      Total Current Assets                               4,439,302            1,368,649

Property, plant and equipment, net (note 4)                              2,414,053              353,942
FCC licenses, net (note 5)                                               1,414,248            1,321,336
Organization costs, net of accumulated amortization of
     $7,056 and $5,370, respectively                                         8,960               11,489
Debt issuance costs, net (note 10)                                         363,402                 --
Management Agreements (note 2, 8)                                       29,780,631                 --
Customer Lists, net (note 2)                                                37,831                 --
Other Receivable                                                            20,000               20,000
Investment in JJ&D,  LLC (note 2)                                          598,677                 --
Investment in license options (note 6)                                   3,021,612            2,007,958
Investment in options to acquire stock (note 2, 7)                       3,342,113                 --
Non-competition and consulting agreements, net of accumulated
amortization $-0- and $94,838, respectively                                   --                258,121
                                                                       -----------          -----------
                                                                       $45,440,829          $ 5,341,495
                                                                       ===========          ===========

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS
                                  (CONCLUDED)


                                                                                      September              December
                                                                                       30,1996               31, 1995
                           LIABILITIES AND SHAREHOLDERS' EQUITY                      (Unaudited)
                                                                                    ------------           ------------
Liabilities:
     Current installments of  long-term debt                                        $    200,614           $    337,255
     Accounts payable and accrued liabilities                                            302,055                361,641
     Prepaid option exercise (note 11)                                                 1,582,116                   --
     Customer Deposits                                                                     1,600                   --
     Licenses - options payable                                                           49,800                448,350
     License option commission payable (note 6)                                          524,800                349,200
     Capital lease obligations                                                            27,113                   --
     Non-compete and consulting agreement - current                                         --                  119,225
     Accrued interest                                                                     62,346                 54,490
                                                                                    ------------           ------------
                   Total Current Liabilities:                                          2,750,444              1,670,161
Non compete and consulting agreements, excluding current
installments                                                                                --                  108,840
Capital lease obligations                                                                 21,390                   --
Convertible notes payable (note 10)                                                    3,985,000                   --
Long term debt, excluding current installments, net                                    1,094,727                524,868
                                                                                    ------------           ------------
                   Total Liabilities:                                                  7,851,562              2,303,869
                                                                                    ------------           ------------
Commitments and contingencies (note 12)
Shareholders' equity:
     Common stock, $.001 par value. Authorized 100,000,000 shares issued and outstanding; 14,487,336 shares at September 30,1996 and 8,387,064 shares at December 31, 1995
                                                                                          14,487                  8,387
     Additional paid-in capital                                                       50,115,379             10,564,852
     Stock subscribed (note 3)                                                            32,890                324,807
     Deficit accumulated during the development stage                                (12,573,490)            (7,860,420)
                                                                                    ------------           ------------
                   Total Shareholders' Equity:                                        37,589,268              3,037,626
                                                                                    ------------           ------------

                                                                                    $ 45,440,829           $  5,341,495
                                                                                    ============           ============

See accompanying notes to unaudited consolidated financial statements

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                                            Period from
                                                                                                             January 1,
                                                               Nine Months           Nine Months                1994
                                                                  Ended                Ended                  through
                                                                September            September               September
                                                                 30,1996               30,1995                 30,1996
                                                               (Unaudited)           (Unaudited)             (Unaudited)
                                                              ------------           ------------           ------------
Revenues
      Radio services                                          $    405,675           $       --             $    529,586
      Equipment sales                                              606,270                   --                  455,330
      Maintenance and installation                                 195,628                   --                  190,281
      Other                                                        159,960                   --                  149,389
                                                              ------------           ------------           ------------
                                                                 1,367,533                   --                1,324,586
                                                              ------------           ------------           ------------
Costs and expenses
     Cost of sales                                                 679,953                   --                  636,313
     Salaries, wages and benefits                                1,244,835                383,663              2,110,851
     Sales, general and administrative                           3,363,976              5,205,235             10,641,586
     Depreciation and amortization                                 215,881                151,338                451,985
                                                              ------------           ------------           ------------
                                                                 5,504,645              5,740,236             13,840,735
                                                              ------------           ------------           ------------

Loss from operations                                            (4,137,112)            (5,740,236)           (12,516,149)
                                                              ------------           ------------           ------------

Other income (expense)
     Equity in losses from minority investment                      (1,323)                  --                   (1,323)
     Management fees (notes 2)                                     100,198                181,782                472,611
     Interest income (expense)                                    (204,382)              (102,865)              (362,708)
     Gain (Loss) on sale of assets                                    --                  330,643                330,643
     Gain (Loss) on forgiveness of debt                             47,450                   --                   47,450
     Financing expense                                            (417,560)                  --                 (417,560)
     Loss on retirement of note payable                               --                  (28,904)               (32,404)
     Other, income (expense)                                      (100,341)                 5,950                (94,050)
                                                              ------------           ------------           ------------
                                                                   575,958                386,606                (57,341)
                                                              ------------           ------------           ------------

Net loss                                                      ($ 4,713,070)          ($ 5,353,630)          ($12,573,490)
                                                              ============           ============           ============

Weighted-average number of common shares outstanding            10,855,726              5,005,852              9,700,120
                                                              ============           ============           ============

Net loss per share                                            ($       .43)          ($      1.06)          ($      1.15)
                                                              ============           ============           ============


See accompanying notes to unaudited consolidated financial statements

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               Three Months           Three Months
                                                                                  Ended                  Ended
                                                                             September 30,1996      September 30,1995
                                                                               (Unaudited)             (Unaudited)
                                                                             -----------------      -----------------
Revenues
      Radio services                                                           $    148,279           $       --
      Equipment sales                                                                58,462                   --
      Maintenance and installation                                                   92,115                   --
      Other                                                                          81,771                   --
                                                                               ------------           ------------
                                                                                    480,626                   --
                                                                               ------------           ------------
Costs and expenses
     Cost of sales                                                                  226,770                   --
     Salaries, wages and benefits                                                   361,331                159,655
     General and administrative                                                   1,916,382              4,285,402
     Depreciation and amortization                                                  100,866                 47,885
                                                                               ------------           ------------
                                                                                                      ------------
                                                                                  2,605,350              4,492,941
                                                                               ------------           ------------

Loss from operations                                                             (2,124,724)            (4,492,941)
                                                                               ------------           ------------

Other income (expense)
     Equity in losses from minority investment                                       (1,323)                  --
     Management fees (notes 2,3)                                                       --                   94,254
     Interest income (expense)                                                     (128,344)               (24,482)
     Gain (Loss) on sale of assets                                                     --                  330,643
     Gain (Loss) on forgiveness of debt                                              47,450                   --
     Financing Expense                                                             (417,560)                  --
     Loss on Conversion of Note                                                        --                  (28,904)
     Other, income (expense)                                                           --                    5,950
                                                                               ------------           ------------
                                                                                   (499,776)               377,461
                                                                               ------------           ------------

Net loss                                                                       ($ 2,624,499)          ($ 4,115,480)
                                                                               ============           ============

Weighted-average number of common shares outstanding
                                                                                (13,289,918)             5,509,481
                                                                               ============           ============

Net loss per share                                                             ($       .02)          ($      0.74)

See accompanying notes to unaudited consolidated financial statements

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                                    Period from
                                                                                                                     January 1,
                                                                                                                       1994
                                                                       Nine Months           Nine Months              through
                                                                         Ended                  Ended                 September
                                                                    September 30,1996      September 30,1995          30,1996
                                                                       (Unaudited)            (Unaudited)           (Unaudited)
                                                                    -----------------      -----------------       --------------
Cash flows from operating activities
    Net loss                                                           ($ 4,713,069)          ($ 5,353,630)          ($12,573,490)
    Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
           Depreciation and amortization                                    231,672                141,333                457,959
           Amortization of debt discount                                    101,525                   --                  101,525
           Amortization of debt issuance costs                              417,560                   --                  417,560
           Gain on sale of assets held for resale                              --                 (330,643)              (330,643)
           Expense associated with:
             Stock issued for services                                       62,500              1,919,055              2,364,542
             Options issued for services                                       --                2,198,063              2,841,788
           Change in operating assets and liabilities:
              Increase (decrease) in stock subscriptions
              receivable, net of stock  subscribed                           48,152                   --                 (589,041)
             Increase in Accounts receivable                                (53,394)                  --                  (53,394)
             Increase in inventory                                         (291,270)                  --                 (291,270)
             Decrease Due from General Communications, Inc.                  76,252                (93,932)                  --
             Increase (decrease) in prepaids                                 27,187                   --                   27,187
             Increase in other receivable                                   (13,099)                  --                  (33,099)
             Increase in deposits                                          (446,111)                  --                 (462,853)
             Increase (decrease) in other current assets                    (30,896)                (4,117)               (38,709)
             Increase (decrease) in Accounts payable                        (70,102)               212,369                291,539
             Decrease in options payable                                   (297,300)              (297,300)
             Increase in commission payable                                 175,600                   --                  524,800
             Equity in  minority investment                                   1,322                   --                    1,323
             Increase in accrued interest                                    78,716                 39,681                133,206
                                                                       ------------           ------------           ------------
               Net cash used in  operating activities                    (4,694,756)            (1,271,821)            (7,508,371)
                                                                       ------------           ------------           ------------
Cash flows from investing activities
       Purchase of assets from General Communications                      (345,609)                  --                 (345,609)
       20% Investment in JJ&D, LLC                                         (100,000)                  --                 (100,000)
       Purchase of Airtel Communications Assets                             (50,000)                  --                  (50,000)
       Management Agreements - Airtel SMR                                      --                     --                     --
       Purchase of CMRS and 800                                          (3,547,000)                  --               (3,547,000)
       Purchase of SMR station licenses                                        --                  (20,450)            (1,398,575)
       Purchase of license options                                          739,549               (852,200)                40,199
       Decrease in deposits on licenses                                    (143,906)                  --                 (143,906)
       Decrease in license options payable                                  (66,850)               641,350                (66,850)
       Purchase of property, machinery and equipment                     (1,603,623)              (255,241)            (2,156,055)
       Purchase of assets held for resale                                      --                 (149,650)              (219,707)
       Sale of assets held for resale                                          --                     --                  700,000
       Decrease in debt issuance costs                                     (400,000)                  --                 (400,000)
       Increase in organization costs                                          --                     --                  (16,859)
       Increase in customer deposits                                          1,600                   --                    1,600
       Increase in deposit on sale                                             --                  325,000                   --
                                                                       ------------           ------------           ------------
Net cash used in investing activities                                    (5,515,839)              (311,191)            (7,702,762)
                                                                       ------------           ------------           ------------

       (Continued)

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONCLUDED



                                                                                                              Period from
                                                                                                               January 1,
                                                                                                                  1994
                                                                 Nine Months           Nine Months              through
                                                                   Ended                  Ended                 September
                                                              September 30,1996      September 30,1995          30,1996
                                                                 (Unaudited)            (Unaudited)            (Unaudited)
                                                              -----------------      -----------------       --------------
Cash flows from financing activities
       Proceeds upon issuance of stock                            6,062,404              1,911,280              8,434,006
       Proceeds upon  exercise of options - related                  93,752                   --                  156,252
       Proceeds upon  exercise of options - unrelated             2,167,327                   --                3,144,828
       Purchase and conversion of CCI stock                            --                     --                   45,000
       Advances from related parties                                   --                  114,205                767,734
       Payments of notes payable                                   (100,000)              (200,000)              (100,000)
       Payment of advances from related parties                        --                   (1,000)               (73,000)
       Payments of capital lease obligations                        (14,452)                  --                  (14,452)
       Increase in capital lease obligations                           --                     --                     --
       Repayment of long-term debt                               (4,139,544)              (191,325)            (4,442,315)
       Increase in debt issuance costs                             (420,000)                  --                 (420,000)
       Prepaid option exercise                                    1,582,116                   --                1,582,116
       Proceeds from issuance of common stock                           977                   --                      977
       Proceeds from issuance of notes payable                         --                     --                  375,000
       Proceeds from issuance of long-term debt                   8,000,000                   --                8,965,000
                                                               ------------           ------------           ------------
Net cash provided by financing activities                        13,232,580              1,631,160             18,421,146
                                                               ------------           ------------           ------------

 Net increase in cash                                             3,021,985                (21,112)             3,210,013

 Cash at beginning of period                                   $    188,029           $    151,972          $        --
                                                               ------------           ------------           ------------

 Cash at end of period                                         $  3,210,014           $    130,860           $  3,210,013
                                                               ============           ============           ============

 See accompanying notes to unaudited consolidated financial statements

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
           FOR THE PERIOD FROM JANUARY 1, 1996 TO SEPTEMBER 30, 1996



                                                                                          Deficit
                                               Common Stock                             Accumulated
                                        ---------------------------   Additional       during the        Common           Total
                                          Outstanding                   paid-in        development        stock        shareholders'
                                            Shares        Amount        capital           stage         Subscribed        equity
                                        --------------- ----------- -------------   -----------------  -------------- --------------
Balance at January 1, 1996              $  8,387,064    $    8,387   $ 10,564,852    ($ 7,860,420)     $    324,807   $  3,037,626

Shares issued in connection with the         441,666           442        665,058            --            (324,807)       340,693
private placement

Additional private placement shares          107,751           108           (108)           --                --             --

Shares issued to investors for cash        1,407,057         1,407      2,914,550            --                --        2,915,957

Shares issued for options exercised        2,849,166         2,849      2,503,236            --                --        2,506,085

Shares issued for legal fees                  62,500            63         62,437            --                --           62,500

Shares issued for assets purchased           100,000           100        176,463            --                --          176,563
from General Communications (Note 3)

Shares issued to license holders (note 11)   285,860           286        821,564            --                --          821,850
                                                                                                                                11)

Shares issued for CMRS and 800               508,000           508      1,237,742            --                --        1,238,250
Acquisition (note 11)

Shares issued for Convertible              1,852,538         1,853      4,077,991            --                --        4,079,844
Debenture (note 11)

Options issued for 20% interest in              --            --          872,000            --                --          872,000
JJ&D, LLC
(note 2)

Options Issued for CMRS and 800                 --            --             --              --                --       28,300,196
Acquisition (note 2)

Shares subscribed (note 5)                      --            --             --              --              32,890         32,890

Canceled Shares (note 11)                 (1,514,266)       (1,514)    (2,080,602)           --                --       (2,082,116)

Net Loss                                        --            --             --        (4,713,070)             --       (4,713,070)

                                        ------------    ----------   ------------    ------------      ------------   ------------
Balance, September 30, 1996             $ 14,487,336    $   14,487   $ 50,115,379    ($12,573,491)     $     32,890   $ 37,589,266
                                        ============    ==========   ============    ============      ============   ============

See accompanying notes to unaudited consolidated financial statements

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1996




 (1)   DESCRIPTION OF BUSINESS

       THE COMPANY AND BASIS OF PRESENTATION

       The accompanying financial statements include the accounts of Chadmoore Wireless Group, Inc. and subsidiaries (the "Company"), which is a development stage company. The Company commenced formal operations in the state of Nevada on May 11, 1994 and was organized for the purpose of acquiring and operating Specialized Mobile Radio ("SMR") wireless communication systems. The Company's current market area is primarily located in Tennessee and Arkansas.

       The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission Form 10-QSB. All material adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary to present fairly the financial condition and related results of operations, cash flows and shareholders' equity for the respective interim periods presented are reflected. The current period results of operations are not necessarily indicative of results for the full year ending December 31, 1996. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the annual report on Form 10-KSB for the period ended December 31, 1995 and the current reports on Form 8-K dated March 22, 1996, May 14, 1996, June 28, 1996, and July 30, 1996.

       In February 1995, the Company (formerly Capvest Internationale, Ltd. ("Capvest"), a publicly held entity) entered into a Plan of Reorganization ("Plan") whereby the Company exchanged 89% of its issued and outstanding stock for 85% of restricted common shares of Chadmoore Communications, Inc. ("CCI"). Capvest has not had significant operations since its inception in 1988. Pursuant to the Plan, Capvest changed its name to Chadmoore Wireless Group, Inc.

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

       In addition, a development stage company is required to report the results of its operations and cash flow from inception to date. However, Capvest has been dormant since 1988 and CCI began operations on May 11, 1994. As a result, the statements of operations, shareholders' equity (deficiency) and cash flows have been presented for the period from January 1, 1994 to September 30, 1996.

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1996

                                  (continued)


(1)    DESCRIPTION OF BUSINESS - CONTINUED


       DEVELOPMENT STAGE AND LIQUIDITY

       Through September 30, 1996, the Company has been engaged primarily in the identification, development and acquisition of SMR systems and SMR Stations and has therefore not commenced normal operations nor generated significant revenues. Accordingly, the Company has generated an accumulated net loss during its development stage of approximately $12.6 million from operations as of September 30, 1996. Management believes its acquisition of SMR Stations from CMRS Systems, Inc. (CMRS) and 800 SMR Network, Inc. (800), consummated on June 14, 1996 and SMR systems and other assets from General Communications, Inc. (General), which was consummated on March 8, 1996 as described in Note 3, as well as other associated system acquisitions, will provide the basis for the commencement of normal operations towards the end of 1996.

       In June 1996, the Company issued $4.0 million out of a $5.0 million offering of 8%, three year, convertible notes. The Company received 3,580,000, net of placement fees of $420,000. In July 1996, the Company placed the remaining $1.0 million and received $900,000, net of placement fees of $100,000.

       In September 1996, the Company issued a new debt offering of $3 million of 8%, two year convertible notes. The Company received $2,700,000, net of placement fees of $300,000.

       On October 25, 1996, the Company's subsidiary Chadmoore Communications, Inc. ("CCI") signed a purchase agreement with Motorola to purchase approximately $10 million of Motorola's radio communications equipment, including a Smartnet II radio system within 30 months of the effective date of the agreement. In connection with this purchase agreement, CCI entered into a financing and security agreement with Motorola. This agreement allows CCI to borrow up to a total of $5 million. This Loan Facility is available for draw downs during the effective date of the purchase agreement. Principle and interest on the Promissory Note are payable in arrears monthly from the date of each funding for a period of 36 months from the fund date.

       In October 1996, the Company entered into an agreement with American Credit Corp to establish a $16.5 million equipment financing facility for the purpose of purchasing analog systems and related equipment. The equipment will be purchased by AMC Corp (the "Lessor") and leased to the Company. The Agreement calls for a basic lease term of five years. At the expiration of the lease, the Company will have the right to purchase all, but not less than all, of such equipment at a purchase price equal to the fair market value of such equipment.

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

       However, as of September 30, 1996, the success of achieving the objectives discussed herein, as well as the ultimate profitability of the Company's operations once the development stage has ended, cannot presently be determined.

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1996

                                  (continued)



(1)    DESCRIPTION OF BUSINESS - CONCLUDED

       USE OF ESTIMATES

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


 (2)   ACQUISITIONS

       CMRS AND 800 STOCK PURCHASE AGREEMENT

       On June 14, 1996, the Company executed a Stock Purchase Agreement with Libero Limited ("Libero"). Pursuant to the agreement, the Company acquired from Libero all the issued and outstanding common stock of CMRS Systems, Inc. ("CMRS") and 800 SMR Network, Inc.
       ("800") (jointly the "Management Companies"). The
       Management Companies intend to engage in the business of constructing and managing multi-channel 800 MHz Specialized Mobile Radio stations. The Management Companies have entered into management agreements ("Management Agreements") with certain companies (the
       "Companies"), pursuant to which CMRS or 800, as the case may be, has agreed, in accordance with applicable Federal Communications Commission ("FCC") rules, regulations and policies, to construct and manage all of the Stations for which the Companies have received licenses from the FCC. The respective shareholders of the Companies have granted to CMRS or 800, as the case may be, options to acquire all of the stock of the Companies ("Options"), at such time as all conditions of such transfer of control have been met, as set forth in the FCC rules, regulations and policies and as required by
       (beta)310 of the Communications Act of 1934, as amended by 47 U.S.C.(beta)310.

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

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1996

                                  (continued)


(2)    ACQUISITIONS - CONTINUED

       GENERAL COMMUNICATIONS ASSET PURCHASE AGREEMENT

       On March 8, 1996, the Company re-negotiated and finalized the purchase of phases 2-5 of the General Communications Asset Purchase Agreement. In conjunction with this transaction, the Company purchased certain SMR equipment, land, building, other fixed assets, accounts receivables, inventory and FCC licenses for SMR channels in Memphis, Tennessee from General Communications Radio Sales and Service, Inc.
       ("General"). Prior to the asset purchase and since November
       1994, the Company was managing the daily operations of General for a management fee equal to the net cash flows of General.

       The acquired assets were recorded at $834,569. The Company paid $345,609 in cash and issued 100,000 shares of restricted common stock with a fair market value on March 8, 1996 of $176,563, based on the discounted average closing bid and ask price of the Company's common stock trading on the NASD Electronic Bulletin Board. The Company's non-competition, consulting agreement and note payable liabilities to General with a balance totaling $906,687, net of the corresponding non-competition and consulting agreement asset of $244,571, were canceled and a new note payable was issued. The new note is a 25 year, unsecured, non-interest bearing, negotiable promissory note with a face amount of $4,110,000, scheduled to be repaid in 300 monthly installments.

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

       The following unaudited pro forma results of operations assume the acquisition occurred as of January 1, 1995:


         ----------------------------------------              Nine Months Ended
         Unaudited Pro Forma Information:                     September 30, 1996
                                                              ------------------
         Revenue Sales                                           $ 1,739,933
         Net Loss                                                 (4,710,868)
         Net Loss per Common Share                                     (0.44)


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

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1996

                                  (continued)

(2)    ACQUISITIONS - CONCLUDED


       JJ&D, LLC INVESTMENT

       On May 23, 1996 the Company purchased a 20% investment in JJ&D, LLC by tendering $100,000 in cash, issuing a $100,000 non-interest bearing 120 day note and issuing 298,507 options to purchase the Company's restricted common stock. The options are exerciseable for three years at $1.00 per share. JJ&D, LLC has obtained the exclusive rights from A Communications, LLC to market, in the United States, A Communications' proprietary SMR frequency agile quick start module. This investment is being accounted for using the equity method of accounting. All significant intercompany transactions since May 23, 1996, have been eliminated. Condensed financial information of JJ&D, LLC for the nine months ended September 30, 1996 is summarized below:


       ----------------------------------
       Condensed Financial information:
         Current Assets                       $ 195,486
         Non-current Assets                   $    --
         Current Liabilities                  $  26,100
         Shareholders' Equity                 $(221,586)
         Net Income                           $ 177,470




         AIRTEL SMR, INC. MANAGEMENT AND OPTION TO ACQUIRE AGREEMENT

         On May 11, 1996, the Company completed a Management and Option to Acquire Agreement with Airtel SMR, Inc., an operator of SMR stations. The Company assumed a $100,000 note payable, due May 1998 with interest at 12%. The Company received SMR equipment valued at $62,702, Management Agreements for one year valued at $3,730 and an Option to Acquire the common stock of Airtel SMR, Inc. valued at $33,568. The allocated valuations of the Management Agreement and Option to Acquire Agreement were based on management's estimates.


         AIRTEL COMMUNICATIONS, INC. ASSET PURCHASE AGREEMENT

         On May 11, 1996, the Company completed an Asset Purchase Agreement with Airtel Communications, Inc., an SMR sales organization. The Company paid $50,000 and received certain office equipment and rights to a customer list valued at $47,788. The customer list will be amortized on a straight-line basis over its useful life estimated to be two years. The accumulated amortization at September 30, 1996 was $9,957.

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1996

                                  (continued)



(3)    STOCK SUBSCRIPTIONS RECEIVABLE AND SUBSCRIBED

       In the second quarter of 1996, the Company received $195,000 for the purchase of 145,000 shares of common stock. The shares were not issued until July 1996. As a result, the funds were held in an escrow account at June 30, 1996. The Company received the funds when the shares were issued in July 1996. In addition, the Company made a down payment on approximately 8 of certain license options and agreed to issue 11,440 shares of its common stock as payment of 40% of the purchase price of these licenses valued at $32,890. The value of these shares is recorded as Stock Subscriptions Receivable at September 30, 1996.

       The 508,000 shares pursuant to the CMRS and 800 stock purchase agreement (see note 3), valued at $1,238,250 were also issued on July 2, 1996. The value of the shares has been combined with other consideration and allocated to management agreements and options to acquire stock.

       The value of the above mentioned unissued shares is classified as common stock subscribed in shareholders' equity at September 30, 1996.


(4)    PROPERTY AND EQUIPMENT

       Property and equipment, which is recorded at cost and depreciated over their estimated useful lives, generally 5-10 years, consists primarily of SMR system components and related acquisition costs. The recorded amount of property and equipment capitalized and related accumulated depreciation is as follows:



                                                    September 30, 1996
                                                    ------------------
               SMR systems and equipment               $ 1,967,913

               Buildings and Improvements                  345,665

               Land                                        102,500

               Furniture and office equipment              156,588
                                                       -----------
                                                         2,572,666

               Less accumulated depreciation              (158,613)
                                                       -----------

                                                       $ 2,414,053
                                                       ===========

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1996

                                  (continued)

(5)    FCC LICENSES

       FCC licenses consist of the following:


                                                          September 30,
                                                              1996
                                                          -----------
                   FCC licenses                           $ 1,548,299

                   Less accumulated amortization             (134,051)
                                                          -----------

                                                          $ 1,414,248
                                                          ===========



(6)    INVESTMENT IN LICENSE OPTIONS

       The Company has entered into various option agreements to acquire FCC radio licenses for SMR channels and also entered into management agreements with the licensees of the SMR channels. Depending on the size of the market in which the channel is located, the Company paid $100 to $1,500 for each option. As of September 30, 1996, the Company has invested $3,322,412 in license options. The total purchase price of the licenses under option, including commissions, amounts to approximately $32,593,168 and $43,000,000 at September 30, 1996 and December 31, 1995,
       respectively. The agreements allow the Company to purchase licenses within a specified period of time after the agreement is signed. On February 2, 1996, the Company made a down payment on approximately 140 of certain license options and issued 285,860 restricted shares of its common stock as payment of 40% of the purchase price of these licenses (see Note 11). The issuance of the stock valued, at $821,848, is recorded as an investment in license options on September 30, 1996. In addition, the Company made a down payment on approximately 8 of certain license options and agreed to issue 11,440 restricted shares of its common stock as payment of 40% of the purchase price of these licenses. The shares have been valued at $32,890 and have been recorded as Stock Subscriptions Receivable at September 30, 1996.

       Certain options required down payments in January 1996. The Company has submitted an amendment to the option holders which would move the down payment date to September 9, 1996 and increases the down payment. Of the options the Company desires to amend, approximately 94% of the option holders have executed the amendments. On September 6, 1996, the Company submitted a second amendment for the option holders which would change the down payment amounts to a series of $100 quarterly payments instead of one lump sum. The first series was sent on September 9, 1996 and amounted to $116,000. The next series is due in December 1996. Of these second amendments sent, 94% of the option holders have executed the amendment. With respect to the remaining options on which a holder has not executed an amendment, the Company is in default of the terms thereof. The holders of such options have not yet, however, elected to terminate the options based on this default. Notwithstanding this failure to act, such holders may at any time terminate their options or exercise other remedies with respect thereto, unless the amendment is executed or the Company is able to meet its monetary obligations thereon.

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1996

                                  (continued)


(6)    INVESTMENT IN LICENSE OPTIONS - CONCLUDED


       Upon entering into an option agreement, the Company also enters into a management agreement with the licensee. The management agreements give the Company the right to manage the SMR systems for the period stated in the agreements, usually 2 to 5 years. During this period revenues received are shared with the licensee after certain agreed upon costs to construct the channels have been recovered. The Company has not recognized any revenue from these agreements during the nine months ended September 30, 1996 and 1995, as none of the systems under option are revenue producing.


       COMMISSION PAYABLE

       In connection with the exercise of the options to purchase licenses, the Company is required to pay an allocated portion of the payment to a certain third party. As a result of the down payment made on February 2, 1996 to purchase 140 of licenses, the Company accrued $175,600 of commissions payable which represents 40% of the total commissions to be paid when these licenses are fully paid for by the Company.




(7)    INVESTMENT IN OPTIONS TO PURCHASE STOCK OF UNDERLYING LICENSEE
       CORPORATION

       The Company has allocated $29,776,901 of combined consideration tendered in the acquisition of CMRS and 800 to the options to acquire the stock of the licensee corporations (the "Companies") held by CMRS and 800. This allocation was based on management's estimates of fair market value (see Note 2). The respective shareholders of the Companies have granted to CMRS or 800, as the case may be, options to acquire all of the stock of the Companies, at such time as all conditions of such transfer of control have been met, as set forth in the FCC rules, regulations and policies and as required by (beta)310 of the Communications Act of 1934, as amended by 47 U.S.C.(beta)310.




(8)    MANAGEMENT AGREEMENTS

       The Company has allocated $28,300,196 of combined consideration tendered in the acquisition of CMRS and 800 to the ten year Management Agreements held by CMRS and 800. This allocation was based on management's estimates of fair market value (see Note 3). The Management Companies have entered into management agreements with certain companies, pursuant to which CMRS or 800, as the case may be, has agreed, in accordance with applicable Federal Communications Commission ("FCC)" rules, regulations and policies, to construct and manage all of the Stations for which the Companies have received licenses from the FCC. The Company will begin amortizing the cost allocated to the management contracts over the useful lives commencing upon the underlying Station being placed in service not to extend past June 2006.

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1996

                                  (continued)



(9)    NOTES PAYABLE


       In connection with the note payable to JJ&D, LLC at June 30, 1996, the Company paid cash of $100,000 on September 10, 1996, in full satisfaction of the note payable.



(10)   LONG-TERM DEBT




        Long-Term debt consists of the following:                                          September 30, 1996
                                                                                        --------------------------
          Notepayable in connection with the asset purchase of General (see note
              3), payable in monthly installments of $12,500 through February
              1997, $13,750 through February 1998; thereafter, monthly payments are subject to annual CPI increases through February 2008 at which time the monthly payments are capped through February 2021
              Management has assumed annual CPI increases to be 2.5%
              Non-interest bearing with interest imputed at 9%, net of
              unamortized discount of $3,726,304 as of September 30, 1996
                                                                                                 $ 1,210,394
          Notes convertible to the Company's Common Stock, principal due June
              1999, interest due semi-annually June and December at a rate of
              8%                                                                                     985,000

          Notepayable to Bortex Trust in connection with asset purchase (see note 3) payable in monthly installments of $4,707 through May 1998, including interest at 12%
                                                                                                      84,947
          Notes Convertible to the Company's Common Stock, principal due
              September 1998, interest due quarterly at a rate of 8%
                                                                                                   3,000,000
                                                                                                 -----------
                                                                                                 $ 5,280,341

          Less current installments                                                                  200,614
                                                                                                 -----------
                                                                                                 $ 5,079,727
                                                                                                 ===========

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1996

                                  (continued)



(10)   LONG-TERM DEBT - CONTINUED



       Aggregate maturity of debt for the next five years is as follows:




          Year ended September 30:
                  1997                    $  199,363
                  1998                     3,211,740
                  1999                     1,156,592
                  2000                       175,881
                  2001                       180,278

                                          ----------
                                          $4,923,854
                                          ==========


       DEBT ISSUANCE

       In June 1996, the Company issued $4 million out of a $5 million offering of 8%, three year, convertible notes. The Company received $3,585,833, net of placement fees of $420,000. In July 1996, the Company placed the remaining $1 million convertible notes and received $900,000, net of placement fees of $100,000.

       During the 1996 third quarter, holders tendered $3,015,000 of the three year, 8% debentures for conversion into 1,883,049 common shares of the Company. The value of the note conversion plus interest amounted to $4,079,843.

       In September 1996, the Company issued a new debt offering of $3 million of 8%, two year convertible notes. The Company received $2,700,000, net of placement fees of $300,000.


       LEASE COMMITMENT

       Commencing in March 1995, the Company leases its corporate offices and warehouse facilities in Las Vegas, Nevada under a non-cancelable operating lease agreement which expires in March 1997. Terms of the lease provide for minimum monthly payments of $5,560 including operating expenses. The agreement provides for one two-year renewal period in which the lease payment shall be adjusted for changes in the consumer price index as defined therein.

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

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1996

                                  (continued)

10)    LONG-TERM DEBT - CONCLUDED


       Future minimum payments associated with the leases described herein, including renewal options, are as follows:



                                                          CAPITAL           OPERATING
             Nine months ended                            LEASES              LEASES
               September 30:                            ---------           ---------
                   1997                                 $ 27,114             $169,145
                   1998                                   21,390               84,730
                   1999                                     --                 48,540
                   2000                                     --                 31,042
                   2001                                     --                  6,759
                                                        -----------------------------
                                                        $ 48,504             $340,216
                                                        =============================

                   Total minimum lease payments           54,643
                   Imputed interest                        6,417
                                                         -------
                   Present value of minimum
                     capitalized lease payments           48,504
                   Current portion                        27,114
                                                         =======
                   Long term capitalized lease
                     obligations                         $21,390
                                                         =======



       Total rent expense for the nine months ended September 30, 1996 amounted to $50,040.


(11)   EQUITY TRANSACTIONS

       PREFERRED OFFERING

       On April 4, 1996, the Company issued 250,000 shares of preferred stock in exchange for $2,275,956, net of expenses of $224,044. In addition, no later than April 15, 1996, the agreement calls for the Company to issue warrants to purchase 50,000 shares of common stock. During June of 1996, all 250,000 shares of the preferred stock were converted into 481,025 shares of the Company's common stock.

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1996

                                  (continued)

(11)   EQUITY TRANSACTIONS - CONTINUED


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

       In October 1995, the Company reduced the price of the units in the PPM to $1.50 per unit with the same warrant terms.

       In connection with the PPM the Company issued 763,585 shares of restricted common shares and received proceeds of $1,252,790 net of issuance costs of $54,210.

       The Company also sold 430,000 shares of restricted common stock to three foreign investors and received proceeds of $600,000, net of placement fees of $45,000. Options to purchase 400,000 shares were also issued at strike prices ranging from $2.50 - $6.00.

       PREPAID OPTIONS

       In September 1996, in connection with the options granted to Libero for the purchase of CMRS & 800 MHz, the Company booked a liability for prepaid options in the amount of $2,082,116. Libero tendered the funds to prepay future option exercises. The amount was tendered to a third party to purchase back 1,514,266 shares of the Company's stock form a former officer/director. The shares were then tendered to the Company and subsequently canceled. The corresponding amounts were removed from equity on the balance sheet as of September 30, 1996.


       DEBT CONVERSIONS

       UNRELATED PARTIES -- The Company issued 450,000 shares of unrestricted common stock valued at $.37 per share in lieu of cash payment of $153,000 for consulting services.


       PREPAID MANAGEMENT RIGHT FEES

       On December 29, 1995, in connection with an agreement for the management of certain SMR stations, the Company issued 77,002 shares of restricted common stock valued at $1.50 per share. The agreement called for the Company to receive a percentage of the net revenues generated over the next five years. The number of shares issued was determined based on the present value of an estimate of the future cash flows to be received under the management agreement. The expense related to this transaction was based on the fair market value of the stock at the date of grant and totaled $117,813 at December 31, 1995. The total amount was capitalized as prepaid expense in the consolidated balance sheet at December 31, 1995, and will be amortized over the management agreement period. Total amortization as of September 30, 1996 equals 27,188.

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1996

                                  (continued)

(11)   EQUITY TRANSACTIONS - CONTINUED


       LICENSE PURCHASE

       In February 1996, the Company issued 285,860 restricted common shares as down payment for the exercise of the option to purchase 140 licenses under the license option agreements (see Note 6). The issuance of the stock represented 40% of the purchase price. The amount capitalized as down payment of these licenses was based on the fair market value of the stock on the date of issuance and totaled $821,848.



       OPTIONS

       During 1996, the Company granted stock options to purchase 9,642,364 shares of the Company's restricted common stock. The options have been issued to shareholders, consultants, investors and third parties through acquisitions and are exerciseable for three to ten years from date of issuance.


       STOCK OPTIONS                                       NUMBER OF SHARES
       --------------------------------------------------------------------
       Outstanding at December 31, 1995                       3,072,136
       Granted at $0.50-$6.00 per share                      10,842,364
       Less -
       Exercised at $0.50-$2.50 per share                     2,911,666
       Lapsed or canceled                                       330,000
                                                             ----------
       Outstanding at September 30, 1996                     10,672,834
                                                             ==========

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1996

                                  (continued)

(11)   EQUITY TRANSACTIONS - CONTINUED

       WARRANTS

       During the nine months ended September 30, 1996, the Company issued warrants in conjunction with the following transactions:

       o 549,471 issued in connection with the private placement unit sales (see "private placement").

       o    50,000 issued in connection with the Preferred Stock placement.


       The following is a summary of warrants outstanding and their terms as of September 30, 1996:


       WARRANTS                                          NUMBER OF SHARES
       ----------------------------------------------------------------------
       Outstanding at December  31, 1995                    1,109,334
       Granted at $5.00 per share                             599,417
       Less -
       Exercised                                                 --
       Lapsed or canceled                                        --

       ----------------------------------------------------------------------
       Outstanding at September 30, 1996                    1,708,751


       MINORITY INTEREST

       Prior to the reverse merger, the Company sold restricted common stock in its subsidiary, CCI, to a third party totaling 700,000 shares. The holder of such shares has not yet elected to convert these shares of CCI to shares of Chadmoore Wireless Group, Inc. As per the amended and restated stock subscription agreement dated January 13, 1995, the third party has options to purchase 2,100,000 shares of restricted common stock of CCI. The options are exerciseable six months from the closing date of the amended and restated stock subscription agreement through eight years from this date. As such, by July 13, 1995, 700,000 options that were exerciseable at $1.50 per share were unexercised by the third party and thus expired on that date. Options to purchase 1,400,000 shares of CCI remained outstanding at September 30, 1996 at the following exercise prices:





                NUMBER OF         OPTION        EXERCISE              OPTION
                ---------         ------        --------              ------
                 OPTIONS           TYPE          PRICE              EXPIRATION
                 -------           ----          -----              ----------
                                                                       DATE
                                                                       ----
                700,000              A            $ 2.50             1/13/2000
                700,000              B            $ 4.00             1/13/2003


                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1996


                                  (continued)



(11)   EQUITY TRANSACTIONS - CONCLUDED

       MINORITY INTEREST - CONCLUDED

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

       However, for accounting purposes, the original shareholders of Capvest would be a minority interest. Due to the net losses of the Company incurred to date, no minority interest is presented in the accompanying consolidated financial statements.



(12)   COMMITMENTS AND CONTINGENCIES

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

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1996


                                  (concluded)

(13)   SUBSEQUENT EVENTS


       MOTOROLA PURCHASE AND FINANCE AGREEMENTS

       On October 25, 1996, the Company's subsidiary, Chadmoore Communications, Inc. ("CCI") signed a purchase agreement with Motorola to purchase approximately $10 million of Motorola's radio communications equipment, including a Smartnet II radio system, within 30 months of the effective date of the agreement. In connection with this purchase agreement, CCI entered into a financing and security agreement with Motorola. This agreement allows CCI to borrow up to a total of $5 million. This Loan Facility is available for draw downs during the effective date of the purchase agreement. Principle and interest on the Promissory Note are payable in arrears monthly from the date of each funding for a period of 36 months from the fund date.

       AMC CORP LETTER OF AGREEMENT

       In October 1996, the Company entered into an agreement with American Credit Corp to establish a $16.5 million equipment financing facility for the purpose of purchasing analog systems and related equipment. The equipment will be purchased by AMC Corp (the "Lessor") and leased to the Company. The agreement calls for a basic lease term of five years. At the expiration of the lease, the Company will have the right to purchase all, but not less than all, of such equipment at a purchase price equal to the fair market value of such equipment.

       MUTUAL SETTLEMENT AND RELEASE AGREEMENTS

       In October 1996, the Company entered into Mutual Settlement and Release agreements (the "Settlement Agreements") with certain parties to an SMR System Management Agreement and Option to Acquire (the "Underlying Agreements"). The parties agreed to nullify and render void the Underlying Agreements and as additional consideration for the Settlement Agreements, the Company agreed to issue shares of the Corporation's restricted common stock. Pursuant to the terms in the Settlement Agreements, the Company has authorized the issuance of an aggregate of 43,100 shares of its restricted common stock, the value of which will be reflected in Other income and expenses in the Company's income statement.

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)


ITEM 2.   PLAN OF OPERATION

The Company's objectives over the next 12 months are to construct analog channels in selected markets, establish distribution, institute its marketing plan, increase recurring revenues through the addition of subscribers in all markets, and construct an initial digital SMR network. Through acquisition and management of existing operating systems and construction of newly licensed SMR stations, the Company intends to increase the customer base and corresponding revenues within each market. The plan is to select markets where the Company has adequate available channel density, where there is lack of current capacity with existing operations to serve market needs, where there is immediate distribution through existing SMR sales and service providers, and where there is significant population base to market its services to and generate sufficient revenues to justify the capital required to provide service.

To date, the Company's activities have been limited to raising capital for operations and acquisitions, hiring a core team of employees, and managing and acquiring initial operating systems. In March 1996, the Company acquired its initial operating SMR system in Memphis, Tennessee which currently has annualized gross revenues in excess of $2,000,000. In May 1996, the Company acquired a sales facility and the rights to manage with an option to acquire an SMR system in Little Rock, AR. The Company currently offers two types of wireless communication services: SMR dispatch (two-way) and telephone interconnect. Both services utilize analog SMR technology. The Company sells analog SMR equipment to subscribers and provides the system and services on which customers can use their equipment. These operations serve a population of approximately 1,500,000.

The Company has also entered into five year option to acquire and management agreements with over 1,250 licensees, comprising over 2,300 channels licensed by the FCC, in over sixty cities throughout the mid-South and mid-West regions of the United States covering areas with a total combined population in excess of 40,000,000.

In June, 1996, the Company acquired all the issued and outstanding common stock of CMRS Systems, Inc. ("CMRS") and 800 SMR Network, Inc. ("800") (jointly the "Management Companies"). The Management Companies have entered into management agreements with certain companies ("Companies") pursuant to which CMRS or 800 have agreed to construct and manage all of the channels for which the Companies have received licenses from the FCC. The respective shareholders of the Companies have granted to CMRS or 800, as the case may be, options to acquire all of the stock of the Companies, at such time as all conditions of such transfer of control have been met, as set forth in the FCC rules, regulations and policies. The Management Companies intend to engage in the business of constructing and managing multi-channel 800 MHz SMR stations.

The acquisition is significant to the Company in that it substantially increases the total number of channels under management to over 7,000 channels and expands the service footprint to over two hundred markets located in forty-seven States and the U.S. Territories of Puerto Rico and the Virgin Islands covering areas with a total combined population in excess of 60,000,000. Additionally, the Company has formed dealer agreements with independent SMR operators, and has begun to develop, construct and market SMR services.

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

ITEM 2.   PLAN OF OPERATION - CONTINUED

The Company plans to offer analog and digital wireless communication services ranging from two-way dispatch, and telephone interconnect, to services comparable in quality to those provided by current cellular telephone operators. In addition, the Company plans to offer in a single handset, services and combinations of services currently not previously available in its operating areas. These services will include combined mobile telephone, dispatch and data transmission. When Chadmoore begins the implementation of digital technology, it plans to use Motorola's integrated Dispatch Enhanced Network ("iDEN") technology and subscriber equipment in phased digital network deployment. The implementation of iDEN technology will afford the Company the benefits of dramatically expanding existing system capacity and provide advanced features, call clarity, and call security to its subscribers. As the Company develops its digital wireless network, it intends to selectively convert analog SMR channels to iDEN technology as capacity shortfalls and marketplace demands for additional features dictate.

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

The Company has elected to develop two channels of distribution: independent agents and, to a lesser extent, direct sales representatives. Independent agents will be established in each of the markets as available. The Company intends to attract high quality agents through innovative compensation plans. The Company will also establish a sales presence in markets where adequate independent agents are not available. It is anticipated that each sales office will have a minimal retail presence for walk-in customer traffic. In addition, the Company's management team recognizes that additional staff will be required to properly support marketing, sales, engineering, and accounting. The Company intends to minimize overhead costs through centralization and automation of support services, such as activations, billing and collections.

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)


ITEM 2.   PLAN OF OPERATION - CONTINUED

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

On February 28, 1996, the Company executed with Motorola a purchase agreement for its iDEN product. The agreement is conditional upon the Company acquiring acceptable financing. The Company intends to obtain the required financing through Motorola's Financing Division. The Company has delayed the implementation of its initial iDEN system, due to the need for in-depth engineering and operational analysis of the market positions it now controls as well as the impact of possible strategic relationships. Upon completion of the analysis, the Company has determined that the most feasible way to construct and operate its channels on such a wide scale basis is to utilize Motorola's advance analog equipment, including Smartnet II radio systems and has deferred the implementation of iDEN equipment until the analog systems are unable to accommodate market demand. On October 25, 1996, the Company's subsidiary, Chadmoore Communications, Inc. ("CCI") signed a purchase agreement with Motorola to purchase approximately $10 million of Motorola's radio communications equipment, including a Smartnet II radio system. The equipment is to be purchased within 30 months of the effective date of the agreement. In connection with this purchase agreement, CCI entered into a financing and security agreement ("Loan Facility") with Motorola. This agreement allows CCI to borrow up to a total of $5 million. This loan Facility is available for draw downs during the effective date of the purchase agreement. Principle and interest on the Promissory Note are payable in arrears monthly from the date of each funding for a period of 36 months from the fund date.

In April 1996, the Company issued 250,000 shares of its Convertible Series A Preferred Stock for net proceeds of $2,275,956.

In June 1996, the Company issued $4 million out of a $5 million offering of 8%, three year, convertible notes. The Company received $3,580,000, net of placement fees of $420,000. In July 1996, the Company placed the remaining $1 million convertible notes and received $900,000, net of placement fees of $100,000.

In September 1996, the Company issued a new debt offering of $3 million of 8%, two year convertible notes. The Company received $2,700,000, net of placement fees of $300,000.

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)


ITEM 2.   PLAN OF OPERATION - CONCLUDED

LIQUIDITY AND CAPITAL RESOURCES - CONCLUDED


During the next 12 months, the Company will require access to sufficient capital to enable it to act quickly on opportunities that present themselves in the Company's target markets. The Company believes that in the next 12 months it will require approximately $11.0 million for capital expenditures associated with the leased and capital assets necessary for the construction of systems. In addition, the Company expects to require an additional $5.3 million to meet operating expenses. When the Company commences the staged conversion of its analog SMR systems to a Digital Mobile format, it will require significant additional capital.

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

In October 1996, the Company entered into an agreement with American Credit Corp to establish a $16.5 million equipment financing facility for the purpose of purchasing analog systems and related equipment. The equipment will be purchased by AMC Corp (the "Lessor") and leased to the Company. The agreement calls for a basic lease term of five years. At the expiration of the lease, the Company will have the right to purchase all, but not less than all, of such equipment at a purchase price equal to the fair market value of such equipment.

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

Accordingly, based on the plans and intentions set forth above, management anticipates that through the establishment of operational SMR systems in conjunction with the ability to provide both short term funding of operations and long term acquisition and development activities, the Company expects to emerge from the development stage and establish normal operations in 1996. However, as of September 30, 1996, the success of achieving the objectives discussed herein, as well as the overall profitability of the Company's operations once the development stage has ended, cannot presently be determined.

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As reported in the Company's Quarterly Report on Form 10-QSB for the Quarterly Period Ended June 30, 1996, a lawsuit titled Key Communications Group, Inc. v. Robert Moore, David Chadwick, Chadmoore Communications, Inc. and Chadmoore Communications of Tennessee, Inc., Civil Action No. 94-CV-4196, was filed in the District Court, City and County of Denver, State of Colorado, on August 31, 1994. This lawsuit was settled during the period covered by this Report and was dismissed with prejudice pursuant to an order of the Court dated July 9, 1996.

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

3.6  Bylaws(2)

4.1  Form of Warrant Certificate, together with the Terms of Warrants(7)

4.2  Registration Rights Agreement(8)

4.3 Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock of the Company(9)

10.1 Amended Non-qualified Stock Option Plan dated October 12, 1995 (employee stock option plan covering 1,500,000 shares)(10)

10.2 Employee Benefit and Consulting Services Plan dated July 7, 1995(11)

10.3 First Amendment to the Employee Benefit and Consulting Services Plan dated December 8, 1995(12)



-----------------------------

(1)  Incorporated by reference to Exhibit 1 in the Company's Form 8-K, under
     Item 2, date of earliest event reported February 21, 1995

(2) Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form S-18 (33-14841-D)

(3) Incorporated by reference to Exhibit 3.2 to the Company's Form 10-KSB for the year ended December 31, 1995

(4) Incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB for the year ended December 31, 1995

(5) Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB for the year ended December 31, 1995

(6) Incorporated by reference to Exhibit 3.5 to the Company's Form 10-KSB for the year ended December 31, 1995

(7) Incorporated by reference to Exhibit 4.1 to the Company's Form 10-KSB for the year ended December 31, 1995

(8) Incorporated by reference to Exhibit 4.2 to the Company's Form 10-KSB for the year ended December 31, 1995

(9) Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB for the year ended December 31, 1995

(10) Incorporated by reference to Exhibit 10.1 to the Company's Form 10-KSB for the year ended December 31, 1995

(11) Incorporated by reference to Exhibit 4.1 in the Registration Statement on Form S-8 effective July 12, 1995 (file no.-94508)

(12) Incorporated by reference to Exhibit 4.1 in the Registration Statement on Form S-8 effective December 14, 1995 (file no. 33-80405)

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                    PART II - OTHER INFORMATION - CONTINUED

   (a)      Exhibits - concluded


10.4 Employment Agreement between the Company'and Robert W. Moore effective as of April 21, 1995(13)

10.5 Employment Agreement between the Company'and David J. Chadwick effective as of April 21, 1995(14)

10.6 Employment Agreement between the Company'and William C. Bossung effective as of April 21, 1995(15)

10.7 Integrated Dispatched Enhanced Network ("iDEN") Purchase Agreement dated February 28, 1996, by and between the Company'and Motorola, Inc.(16)

10.8 Amendment Number 001 to the Integrated Dispatched Enhanced Network ("iDEN") Purchase Agreement dated March 25, 1996(17)

10.9 Asset Purchase Agreement dated November 2, 1994 by and between Chadmoore Communications, Inc. and General Communications Radio Sales and Service, Inc., General Electronics, Inc. and Richard Day with Exhibits(18)

10.10 Modification to Asset Purchase Agreement dated March 8, 1996, by and between Chadmoore Communications, Inc., the Company'and Chadmoore Communications of Tennessee, Inc. and General Communications Radio Sales and Service, Inc., General Electronics, Inc. and Richard Day with Exhibits(19)

10.11 Stock Purchase Agreement dated June 14, 1996, by and between Chadmoore Wireless Group, Inc. and Libero Limited(20)

11.1  Earnings Per Share (see notes to Consolidated Financial Statements)(21)

27.1  Financial Data Schedule



-----------------------

(13) Incorporated by reference to Exhibit 10.4 to the Company's Form 10-KSB for the year ended December 31, 1995

(14) Incorporated by reference to Exhibit 10.5 to the Company's Form 10-KSB for the year ended December 31, 1995

(15) Incorporated by reference to Exhibit 10.6 to the Company's Form 10-KSB for the year ended December 31, 1995

(16) Incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB for the year ended December 31, 1995

(17) Incorporated by reference to Exhibit 10.8 to the Company's Form 10-KSB for the year ended December 31, 1995

(18) Incorporated by reference to Exhibit 2.2 in the Company's Form 8-K, under
     Item 2, date of earliest event reported March 8, 1996

(19) Incorporated by reference to Exhibit 2.1 in the Company's Form 8-K, under
     Item 2, date of earliest event reported March 8, 1996

(20) Incorporated by reference to Exhibit 10.11 in the Company's Form 8-K, under Item 2, date of earliest event reported June 14, 1996

(21) Incorporated by reference to Exhibit 11.1 to the Company's Form 10-KSB for the year ended December 31, 1995

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                    PART II - OTHER INFORMATION - CONTINUED


(b)      Reports on Form 8-K

         (i) Current Report Form 8-K filed March 22, 1996 reporting consummation of the Modification to Asset Purchase Agreement dated March 8, 1996 by and between Chadmoore Communications of Tennessee, Inc. and General Communications Radio Sales and Service, Inc., General Electronics, Inc. and Richard Day with Exhibits

         (ii) Current Report of Form 8-K filed May 14, 1996 reporting the resignation, effective April 30, 1996, of David Chadwick as Executive Officer and Director of the Company'and similar positions with affiliates of the Company with Exhibit.

         (iii) Current Report on Form 8-K filed June 28, 1996, reporting the execution of the Stock Purchase Agreement dated June 14, 1996 by and between Chadmoore Wireless Group, Inc. and Libero Limited with Exhibit, and amendment thereto, on Form 8-K/A-1 filed July 30, 1996

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       CHADMOORE WIRELESS GROUP, INC.



                                       By: /s/  Gary L. Killoran
                                          --------------------------------------
                                       Gary L. Killoran, Chief Financial Officer

DATE:   November 19, 1996

                              EXHIBIT INDEX

Exhibit
No.                         Exhibit Description                                   Page
-------                     -------------------                                   ----
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

3.6  Bylaws(2)

4.1  Form of Warrant Certificate, together with the Terms of Warrants(7)

4.2  Registration Rights Agreement(8)

4.3  Certificate of Designation of Rights and Preferences of Series A
     Convertible Preferred Stock of the Company(9)

10.1 Amended Non-qualified Stock Option Plan dated October 12, 1995 (employee stock option plan covering 1,500,000 shares)(10)

10.2 Employee Benefit and Consulting Services Plan dated July 7, 1995(11)

10.3 First Amendment to the Employee Benefit and Consulting Services Plan dated
     December 8, 1995(12)

-----------------------------

(1)  Incorporated by reference to Exhibit 1 in the Company's Form 8-K, under
     Item 2, date of earliest event reported February 21, 1995

(2) Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form S-18 (33-14841-D)

(3) Incorporated by reference to Exhibit 3.2 to the Company's Form 10-KSB for the year ended December 31, 1995

(4) Incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB for the year ended December 31, 1995

(5) Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB for the year ended December 31, 1995

(6) Incorporated by reference to Exhibit 3.5 to the Company's Form 10-KSB for the year ended December 31, 1995

(7) Incorporated by reference to Exhibit 4.1 to the Company's Form 10-KSB for the year ended December 31, 1995

(8) Incorporated by reference to Exhibit 4.2 to the Company's Form 10-KSB for the year ended December 31, 1995

(9) Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB for the year ended December 31, 1995

(10) Incorporated by reference to Exhibit 10.1 to the Company's Form 10-KSB for the year ended December 31, 1995

(11) Incorporated by reference to Exhibit 4.1 in the Registration Statement on Form S-8 effective July 12, 1995 (file no.-94508)

(12) Incorporated by reference to Exhibit 4.1 in the Registration Statement on Form S-8 effective December 14, 1995 (file no. 33-80405)

                              EXHIBIT INDEX

Exhibit
No.                         Exhibit Description                                   Page
-------                     -------------------                                   ----
10.4  Employment Agreement between the Company'and Robert W. Moore effective as of April 21, 1995(13)

10.5 Employment Agreement between the Company'and David J. Chadwick effective as of April 21, 1995(14)

10.6 Employment Agreement between the Company'and William C. Bossung effective as of April 21, 1995(15)

10.7  Integrated Dispatched Enhanced Network ("iDEN") Purchase Agreement dated
      February 28, 1996, by and between the Company'and Motorola, Inc.(16)

10.8  Amendment Number 001 to the Integrated Dispatched Enhanced Network
      ("iDEN") Purchase Agreement dated March 25, 1996(17)

10.9  Asset Purchase Agreement dated November 2, 1994 by and between Chadmoore
      Communications, Inc. and General Communications Radio Sales and Service,
      Inc., General Electronics, Inc. and Richard Day with Exhibits(18)

10.10 Modification to Asset Purchase Agreement dated March 8, 1996, by and between Chadmoore Communications, Inc., the Company'and Chadmoore
      Communications of Tennessee, Inc. and General Communications Radio Sales and Service, Inc., General Electronics, Inc. and Richard Day with
      Exhibits(19)

10.11 Stock Purchase Agreement dated June 14, 1996, by and between Chadmoore
      Wireless Group, Inc. and Libero Limited(20)

11.1  Earnings Per Share (see notes to Consolidated Financial Statements)(21)

27.1  Financial Data Schedule

-----------------------

(13) Incorporated by reference to Exhibit 10.4 to the Company's Form 10-KSB for the year ended December 31, 1995

(14) Incorporated by reference to Exhibit 10.5 to the Company's Form 10-KSB for the year ended December 31, 1995

(15) Incorporated by reference to Exhibit 10.6 to the Company's Form 10-KSB for the year ended December 31, 1995

(16) Incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB for the year ended December 31, 1995

(17) Incorporated by reference to Exhibit 10.8 to the Company's Form 10-KSB for the year ended December 31, 1995

(18) Incorporated by reference to Exhibit 2.2 in the Company's Form 8-K, under
     Item 2, date of earliest event reported March 8, 1996

(19) Incorporated by reference to Exhibit 2.1 in the Company's Form 8-K, under
     Item 2, date of earliest event reported March 8, 1996

(20) Incorporated by reference to Exhibit 10.11 in the Company's Form 8-K, under Item 2, date of earliest event reported June 14, 1996

(21) Incorporated by reference to Exhibit 11.1 to the Company's Form 10-KSB for the year ended December 31, 1995