Form 10QSB/A
period 1996-06-30
CHADMOORE WIRELESS GROUP INC
filed 1997-01-16
CIK 815755

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-QSB/A-1

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from ________________ to ______________

                      Commission file number:  0-20999

                         CHADMOORE WIRELESS GROUP, INC.
                  ----------------------------------------
       (Exact name of small business issuer as specified in its charter)

Colorado                                                           84-1058165
------------------------------------------------------------      -------------
(State or other jurisdiction of incorporation or organization)    (IRS Employer
                                                                  Identification
                                                                        No.)

                 4720 Polaris Street, Las Vegas, Nevada  89103
                ---------------------------------------------
                    (Address of principal executive offices)

                                (702)  891-5255
                       ------------------------------
                          (Issuer's telephone number)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 1996 17,823,446 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]



================================================================================

================================================================================

                                     INDEX



   PART I - FINANCIAL INFORMATION                                       Page
                                                                        ------

   Item 1. Financial Statements                                         F1-F24


   Item 2. Plan of Operation                                            2-4



   PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                            5

   Item 2. Changes in Securities                                        5

   Item 3. Defaults upon Senior Securities                              5

   Item 4. Submission of Matters to a Vote of Securities Holders        5

   Item 5. Other Information                                            5-7

   Item 6. Exhibits and Reports on Form 8-K                             5-7

   SIGNATURES                                                           8







================================================================================

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)



                      PART   I.      FINANCIAL INFORMATION



    Item  1.  Financial Statements

    The audited Financial Statements of the Company for the Six Months ended June 30, 1996, are located beginning at page F-1 following this page of the Company's Interim Report of Form 10-QSB/A-1.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
================================================================================

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
Independent Auditors' Report                                                                                    F-2

Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995                                           F-3

Consolidated Statements of Operations for the six months ended June 30, 1996 and 1995 and for the period from
    January 1, 1994 through June 30, 1996                                                                       F-4

Consolidated Statements of Shareholders' Equity for the six months ended June 30, 1996 and for the period from
    January 1, 1994 through June 30, 1996                                                                       F-5

Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995 and for the period from
    January 1, 1994 through June 30, 1996                                                                       F-7

Notes to Consolidated Financial Statements                                                                      F-9

                          INDEPENDENT AUDITORS' REPORT

    The Shareholders
    Chadmoore Wireless Group, Inc. and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of Chadmoore Wireless Group, Inc. and subsidiaries (formerly Capvest Internationale, Ltd.), a development stage company, (the Company) as of June 30, 1996 and December 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the six months ended June 30, 1996 and the period from January 1, 1994 through June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chadmoore Wireless Group, Inc. and subsidiaries (formerly Capvest Internationale, Ltd.), a development stage company, as of June 30, 1996, and the results of their operations and their cash flows for the six months ended June 30, 1996 and the period from January 1, 1994 through June 30, 1996, in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that Chadmoore Wireless Group, Inc. and subsidiaries will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's cumulative losses during the development stage and the need to obtain substantial additional funding to complete its development raises substantial doubt about the entity's ability to continue as a going concern. Management's plans and intentions with regard to these matters are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    The accompanying consolidated statements of operations and cash flows for the six months ended June 30, 1995 were not audited by us and, accordingly, we do not express an opinion on them.

    /s/ KPMG Peat Marwick, LLP

    Las Vegas, Nevada
    December 20, 1996

================================================================================
 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
 (A Development Stage Company)

 Consolidated Balance Sheet

 June 30, 1996 and December 31, 1995
================================================================================

                                                                              JUNE 30,         DECEMBER 31,
                                                                                1996              1995
-----------------------------------------------------------------------------------------------------------
                                  ASSETS
Current assets:
   Cash                                                                     $  2,158,323        $   188,029
   Amounts held for shares issued (note 4)                                       250,000            675,000
   Stock subscription receivable (note 5)                                        227,890            287,000
   Accounts receivable                                                           247,691                 --
   Inventory                                                                     140,549                 --
   Due from General Communications, Inc.                                              --             76,252
   Prepaid property management rights (note 12)                                  100,453            117,813
   Deposits                                                                       16,826             16,742
   Other                                                                          26,641              7,813
-----------------------------------------------------------------------------------------------------------
             Total current assets                                              3,168,373          1,368,649
Investment in JJ&D, LLC (note 3)                                                 600,000                 --
Property and equipment, net (note 6)                                           1,695,059            353,942
FCC licenses, net (note 7)                                                     1,433,601          1,321,336
Debt issuance costs, net of accumulated amortization of $5,833 (note 11)         414,167                 --
Management agreements (notes 3 and 10)                                        22,725,442                 --
Investment in license options (note 8)                                         2,926,976          2,007,958
Investment in options to acquire management agreements (notes 3 and 9)         9,771,445                 --
Non-competition and consulting agreements, net of accumulated amortization
  of $-0- and $94,838, respectively                                                   --            258,121
Other                                                                             73,605             31,489
-----------------------------------------------------------------------------------------------------------
Total Assets                                                                $ 42,808,668        $ 5,341,495
===========================================================================================================
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Current installments of long-term debt (note 11)                         $     45,263        $   337,255
   Accounts payable and accrued liabilities                                      649,780            361,641
   Licenses - options payable                                                    347,100            448,350
   License option commission payable (note 8)                                    524,800            349,200
   Notes payable                                                                 100,000                 --
   Non-compete  and consulting agreement - current                                    --            119,225
   Accrued interest                                                               23,189             54,490
   Other                                                                          26,370                 --
-----------------------------------------------------------------------------------------------------------
             Total current liabilities                                         1,716,502          1,670,161
   Noncompete and consulting  agreements, excluding current installments              --            108,840
   Convertible notes payable (note 11)                                         4,000,000                 --
   Capital lease obligations                                                      29,157                 --
   Long-term debt, excluding current installments (note 11)                    1,264,478            524,868
-----------------------------------------------------------------------------------------------------------
             Total liabilities                                                 7,010,137          2,303,869
-----------------------------------------------------------------------------------------------------------
Commitments and  contingencies (note 15)
Shareholders' equity :
   Preferred stock, $.001 par value.  Authorized 40,000,000 shares; issued
     and outstanding -0- shares                                                       --                 --
   Common stock, $.001 par value.  Authorized 100,000,000 shares; issued and outstanding 11,479,398 shares at June 30, 1996 and 8,387,064 shares at
     December 31, 1995                                                            11,480              8,387
   Additional paid-in capital                                                 43,917,789         10,564,852
   Stock subscribed (note 5)                                                   2,158,900            324,807
   Deficit accumulated during the development stage                          (10,289,638)        (7,860,420)
-----------------------------------------------------------------------------------------------------------
             Total shareholders' equity                                       35,798,531          3,037,626
-----------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                    42,808,668          5,341,495
===========================================================================================================

 See accompanying notes to consolidated financial statements.

================================================================================
 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
 (A Development Stage Company)

 Consolidated Statements of Operations

 For the Six Months Ended June 30, 1996 and 1995 and for the
 Period from January 1, 1994 through June 30, 1996
================================================================================

                                                                         PERIOD FROM
                                                                          JANUARY 1,
                                      SIX MONTHS ENDED JUNE 30,          1994 THROUGH
                                     ----------------------------          JUNE 30,
                                        1996           1995                  1996
                                                    (Unaudited)
--------------------------------------------------------------------------------------
Revenues:
   Radio services                      $    98,166    $        --        $      98,166
   Equipment sales                         440,737             --              440,737
   Maintenance and installation            296,869             --              296,869
   Other                                    67,618             --               67,618
                                           903,390             --              903,390
--------------------------------------------------------------------------------------
Costs and expenses:
   Cost of sales                           518,625             --              518,625
   Salaries, wages and benefits            876,639        224,008            1,749,520
   General and administrative            1,719,849        919,834            9,016,203
   Depreciation and amortization           124,830        103,453              351,117
                                         3,239,943      1,247,295           11,635,465
--------------------------------------------------------------------------------------
Loss from operations                    (2,336,553)    (1,247,295)         (10,732,075)
--------------------------------------------------------------------------------------
Other income (expense):
   Management fees (notes 2 and 3)         100,198         87,528              472,611
   Interest expense                        (76,038)       (78,383)            (234,363)
   Gain on sale of assets                       --             --              330,643
   Loss on retirement of note payable           --             --              (32,404)
   Other, net                             (116,825)            --              (94,050)
                                           (92,665)         9,145              442,437
--------------------------------------------------------------------------------------
Net loss                               $(2,429,218)   $(1,238,150)       $ (10,289,638)
======================================================================================
Weighted average number of common
  shares outstanding                     9,700,120      4,750,715            9,700,120
======================================================================================
Net loss per share                     $     (0.25)   $     (0.26)       $       (1.06)
======================================================================================

See accompanying notes to consolidated financial statements.

================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Shareholders' Equity

For the period from January 1, 1994 to June 30, 1996
================================================================================


===================================================================================================================================
                                                                                                      EQUITY
                                                                                                     (DEFICIT)               TOTAL
                                                      PREFERRED STOCK    COMMON STOCK               ACCUMULATED              SHARE-
                                                      ---------------  ---------------  ADDITIONAL   DURING     COMMON      HOLDERS'
                                                      OUTSTANDING      OUTSTANDING        PAID-IN  DEVELOPMENT  STOCK        EQUITY
                                                        SHARES AMOUNT   SHARES  AMOUNT    CAPITAL     STAGE    SUBSCRIBED  (DEFICIT)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1994 (notes 1 and 11)                --  $  --    325,000  $ 325  $  146,546  $ (638,620) $    --  $ (491,749)
Net loss                                                   --     --         --     --          --     (35,383)      --     (35,383)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994, as previously stated         --     --    325,000    325     146,546    (674,003)      --    (527,132)
Effect of Plan of Reorganization:
   Eliminate Capvest accumulated deficit                   --     --         --     --          --     674,003       --     674,003
   Shares issued through conversion of debt                --     --    175,000    175     538,134          --       --     538,309
   Shares issued to Chadmoore Communications, Inc.         --     --  4,000,000  4,000    (589,180)   (827,095)      --  (1,412,275)
-----------------------------------------------------------------------------------------------------------------------------------
As adjusted for reorganization with Chadmoore
   Communication, Inc. the acquirer                        --     --  4,500,000  4,500      95,500    (827,095)      --    (727,095)
Shares of Chadmoore Communications, Inc., issued
   January 1995                                            --     --         --     --     565,000          --       --     565,000
Shares issued in exchange for Chadmoore
   Communications, Inc. shares                             --     --     30,000     30      44,970          --       --      45,000
Shares issued in connection with the private placement     --     --    763,584    764   1,526,407          --       --   1,527,171
Shares issued to investors for cash                        --     --    400,000    400     399,200          --       --     399,600
Shares issued under employee benefit and consulting
   services plan                                           --     --    496,000    496   1,777,719          --       --   1,778,215
Shares issued for legal fees                               --     --     62,500     62     249,938          --       --     250,000
Shares issued in conjunction with conversion of
   advances                                                --     --    707,720    708   1,165,498          --       --   1,166,206
Shares issued by license holders exercising options        --     --    562,260    562     859,696          --       --     860,258
Shares issued by option holders                            --     --    865,000    865   1,039,136          --       --   1,040,001
Options issued in lieu of cash payments for legal,
   consulting and financing fees                           --     --         --     --   2,841,788          --       --   2,841,788
Shares subscribed (note 4)                                 --     --         --     --          --          --  324,807     324,807
Net loss                                                   --     --         --     --          --  (7,033,325)      --  (7,033,325)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                               --     --  8,387,064  8,387  10,564,852  (7,860,420) 324,807   3,037,626
===================================================================================================================================

                                                                     (Continued)

================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Shareholders' Equity, Continued

For the period from January 1, 1994 to June 30, 1996
================================================================================


                                                                                               EQUITY
                                                                                              (DEFICIT)                   TOTAL
                                         PREFERRED STOCK       COMMON STOCK                  ACCUMULATED                  SHARE-
                                         ---------------   ------------------   ADDITIONAL     DURING        COMMON      HOLDERS'
                                       OUTSTANDING        OUTSTANDING             PAID-IN    DEVELOPMENT     STOCK        EQUITY
                                         SHARES    AMOUNT   SHARES      AMOUNT    CAPITAL       STAGE       SUBSCRIBED   (DEFICIT)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995,
   continued                                 --   $ --    8,387,064  $ 8,387  $10,564,852  $ (7,860,420)  $  324,807   $ 3,037,626
Shares issued in connection with the
   private placement (note 12)               --     --      549,417      550      885,781       --          (324,807)      561,524
Shares issued to investors for cash
   (note 12)                                 --     --      430,000      430      641,820       --                --       642,250
Preferred shares issued to investors
   for cash (note 12)                   250,000    250           --       --    2,273,457       --                --     2,273,707
Preferred shares converted to common
  shares (note 12)                     (250,000)  (250)     977,057      977         (727)      --                --            --
Shares issued for options exercised
  (note 12)                                  --     --      750,000      750    1,173,000       --                --     1,173,750
   Shares issued for assets purchased
      from General
Communications, Inc. (notes 3 and 12)        --     --      100,000      100      176,463       --                --       176,563
Shares issued to license holders
  (note 12)                                  --     --      285,860      286      821,564       --                --       821,850
Options exercised but not issued
  (note 5)                                   --     --           --       --           --       --           195,000       195,000
Options issued for 20% interest in
  JJ&D, LLC (note 3)                         --     --           --       --      400,000       --                --       400,000
Options issued for CMRS and 800
  Acquisition (note 3)                       --     --           --       --   26,981,579       --                --    26,981,579
Shares subscribed (note 5)                   --     --           --       --           --       --         1,963,900     1,963,900
Net loss                                     --     --           --       --           --    (2,429,218)          --    (2,429,218)
----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996                     --   $ --   11,479,398  $11,480  $43,917,789  $(10,289,638)  $2,158,900   $35,798,531
==================================================================================================================================

     See accompanying notes to consolidated financial statements.

================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 1996 and 1995 and for the
period from January 1, 1994 through June 30, 1996
================================================================================

<Caption)
                                                                                           PERIOD FROM
                                                                                            JANUARY 1,
                                                         SIX MONTHS ENDED JUNE 30,        1994 THROUGH
                                                         --------------------------          JUNE 30,
                                                            1996           1995               1996
                                                        -------------  -------------      -------------
                                                                        (Unaudited)
Cash flows from operating activities:
   Net loss                                              $(2,429,218)     $(932,762)      $(10,289,637)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                          124,829         80,519            351,116
      Amortization of debt discount                           63,372             --             63,372
      Gain on sale of assets held for resale                      --             --           (330,643)
      Expense associated with:
        Stock issued for services                            220,833             --          2,522,875
        Options issued for services                               --             --          2,841,788
        Change in operating assets and liabilities:
        Decrease in stock subscriptions receivable, net of
         stock subscribed                                         --             --           (637,193)
        Increase in accounts receivable                      (79,228)            --            (79,228)
        Increase in inventory                                (62,568)            --            (62,568)
        Decrease in due from General Communications, Inc.     76,252             --                 --
        Increase (decrease) in prepaids                       17,360             --             17,360
        Increase in other noncurrent assets                       --             --            (36,859)
        Increase in deposits                                     (84)            --            (16,826)
        Decrease in other current assets                     (18,828)            --            (26,641)
        Increase (decrease) in accounts payable              288,840        448,437            650,481
        Increase in commission payable                       175,600             --            524,800
        Increase in accrued interest                          39,559         62,330             94,049
------------------------------------------------------------------------------------------------------
Net cash used in operating activities                     (1,583,281)      (341,476)        (4,413,754)
------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of assets from General Communications, Inc.     (363,870)            --           (363,870)
   20% investment in JJ&D, LLC                              (100,000)            --           (100,000)
   Purchase of Airtel Communications, Inc. assets            (50,000)            --            (50,000)
   Purchase of CMRS and 800 SMR Network, Inc.             (3,547,000)            --         (3,547,000)
   Purchase of SMR station licenses                               --        (20,450)        (1,398,575)
   Purchase of license options                              (186,850)      (729,650)          (886,200)
   Increase in deposits of licenses                          (11,568)            --            (11,568)
   Increase (decrease) in license options payable                 --             --                 --
   Purchase of property and equipment                       (837,120)       (69,009)        (1,389,552)
   Purchase of assets held for resale                             --       (149,650)          (219,707)
   Sale of assets held for resale                                 --             --            700,000
   Increase in deposit on sale                                    --        325,000                 --
------------------------------------------------------------------------------------------------------
Net cash used in investing activities                     (5,096,408)      (643,759)        (7,266,472)
------------------------------------------------------------------------------------------------------

                                 (Continued)

================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statement of Cash Flows, Continued

For the Six Months Ended June 30, 1996 and 1995 and for the
Period From January 1, 1994 through June 30, 1996
================================================================================

                                                                                  PERIOD FROM
                                                                                  JANUARY 1,
                                                 SIX MONTHS ENDED JUNE 30,       1994 THROUGH
                                                 -------------------------         JUNE 30,
                                                   1996           1995               1996
                                                               (Unaudited)
---------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds upon issuance of common stock          $1,944,941   $1,214,500        $ 4,216,543
   Proceeds upon issuance of preferred stock        2,273,707           --          2,273,707
   Proceeds upon exercise of options - related             --           --             62,500
   Proceeds upon exercise of options - unrelated      923,750           --          1,901,251
   Purchase and conversion of CCI stock                    --           --             45,000
   Advances from related parties                           --      114,205            767,734
   Payment of advances from related parties                --       (1,000)           (73,000)
   Payments on capital lease obligations               (8,171)          --             (8,171)
   Payments of long-term debt                         (64,244)     (43,305)          (367,015)
   Proceeds from issuance of notes payable                 --           --            375,000
   Repayment of note payable                               --      (75,000)                --
   Proceeds from issuance of long-term debt         3,580,000           --          4,545,000
   Proceeds from issuance of common stock                  --           --            100,000
---------------------------------------------------------------------------------------------
Net cash provided by financing activities           8,649,983    1,209,400         13,838,549
---------------------------------------------------------------------------------------------
Net increase in cash                                1,970,294      224,165          2,158,323

Cash at beginning of period                           188,029      151,972                 --
---------------------------------------------------------------------------------------------
Cash at end of period                              $2,158,323   $  376,137        $ 2,158,323
=============================================================================================
Supplemental disclosure of cash paid for:
  Taxes                                            $       --   $       --        $        --
  Interest                                         $  107,339   $       --        $   224,770
=============================================================================================

NONCASH ACTIVITIES:
See Notes 8, 9, 11 and 13 for disclosure of non-cash transactions.


See accompanying notes to consolidated financial statements.

================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 1996 and December 31, 1995
================================================================================

(1)  DESCRIPTION OF BUSINESS

A.   THE COMPANY AND BASIS OF PRESENTATION

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

In addition, a development stage company is required to report the results of its operations and cash flow from inception to date. However, Capvest has been dormant since 1988 and CCI began operations on May 11, 1994. As a result, the statements of operations, shareholders' equity (deficiency) and cash flows have been presented from that date forward.

B.   DEVELOPMENT STAGE AND LIQUIDITY

Through June 30, 1996, the Company has been engaged primarily in the identification, development and acquisition of SMR systems SMR Stations and has therefore not commenced normal operations nor generated significant revenues. Accordingly, the Company has generated an accumulated net loss during its development stage of approximately $10,289,638 from operations as of June 30, 1996. Management believes its acquisition of SMR Stations from CMRS Systems, Inc. (CMRS) and 800 SMR Network, Inc. (800), consummated on June 14, 1996 and SMR systems and other assets from General Communications, Inc. (General), which was consummated on March 8, 1996 as described in Note 3, as well as other associated system acquisitions, will provide the basis for the commencement of normal operations in the future. In order to facilitate the funding opportunity necessary to complete the acquisition and development of the SMR systems the Company entered into an asset purchase agreement with General. Management anticipates that this business combination will facilitate future additional equity financing of SMR systems acquisition and development (see Note 3).

In addition, the Company entered into an asset purchase, subscription and financing agreement with Motorola subject to certain criteria (see Note 16).

In June 1996, the Company issued $4,000,000 out of a $5,000,000 offering of 8%, three year, convertible notes. The Company received 3,580,000, net of placement fees of $420,000. In July 1996, the Company placed the remaining $1,000,000 and received $900,000, net of placement fees of $100,000. In addition, the Company received $925,000 from the exercise of options subsequent to June 30, 1996.

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

However, as of June 30, 1996, the success of achieving the objectives discussed herein, as well as the ultimate profitability of the Company's operations once the development stage has ended cannot presently be determined.

================================================================================
(1)  DESCRIPTION OF BUSINESS - CONCLUDED

C.   USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   PRINCIPLES OF CONSOLIDATION

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

B.   CASH AND CASH EQUIVALENTS

The Company considers all short-term highly liquid investments with original maturities of three months or less cash equivalents.

C.   INVENTORY

Inventories, which consist of merchandise and parts are accounted for by the lower of cost (using the first-in first-out method) on net realizable value.

D.   DEPRECIATION

Property and equipment is stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, generally 5-10 years.

E.   FCC LICENSES

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

F.   INTANGIBLE ASSETS

Organization costs are stated at cost, net of accumulated amortization and amortized over a five year period using the straight line method.

Goodwill, which is included in the investment in JJ&D, represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally five years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill be impacted if estimated future operating cash flows are not achieved.

Non-competition and consulting agreements are stated at cost, net of accumulated amortization and amortized over a three to five year period using the straight line method.

================================================================================
(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONCLUDED

G.   FAIR VALUE OF FINANCIAL INSTRUMENTS

In December 1991, the FASB issued Statement of Financial Accounting Standards No. 107 Disclosure About Fair Value of Financial Instruments (SFAS 107). SFAS 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 1996, the carrying value of all financial instruments approximates fair value.

H.   LONG-LIVED ASSETS

During fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121), which establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill either to be held or disposed of. The adoption of SFAS 121 did not have a material impact on the Company's financial position or results of operations.

I.   INCOME TAXES

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

J.   STOCK OPTION PLAN

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

K.   REVENUES

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

L.   LOSS PER SHARE

Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding at June 30, 1996 and 1995. The inclusion of equivalent shares in the form of stock options and warrants were not included in a computation of fully dilutive loss per share as the results would be anti-dilutive.

================================================================================
(3)  ACQUISITIONS

A.   CMRS AND 800 STOCK PURCHASE AGREEMENT

On June 14, 1996, the Company executed a Stock Purchase Agreement with Libero Limited ("Libero"). Pursuant to the agreement, the Company acquired from Libero all the issued and outstanding common stock of CMRS Systems, Inc. ("CMRS") and 800 SMR Network, Inc. ("800") (jointly the "Management Companies"). The Management Companies intend to engage in the business of constructing and managing mobile radio stations (Stations). The management Companies have entered into management agreements ("Management Agreements") with certain companies (the "Companies"), pursuant to which CMRS or 800, as the case may be, has agreed, in accordance with applicable Federal Communications Commission ("FCC") rules, regulations and policies, to construct and manage all of the Stations for which the Companies have received licenses from the FCC. The respective shareholders of the Companies have granted to CMRS or 800, as the case may be, options to acquire all of the stock of the Companies ("Options"), at such time as all conditions of such transfer of control have been met, as set forth in the FCC rules, regulations and policies and as required by Section 310 of the Communications Act of 1934, as amended by U.S.C. 310.

The Company consummated such acquisition for combined consideration valued at $32,459,584. The Company has accounted for the acquisition under the purchase method of accounting. The purchase price was paid with (1) an aggregate cash consideration of $3,547,000; (2) 508,000 shares of the Company's restricted common stock valued at $1,931,010, and (3) a grant of an option to purchase 8,323,857 shares of common stock for a period of ten years at an exercise price of $.50 per share valued at $26,981,579. The Company obtained an independent verification of the value of the securities issued in connection with the acquisition. Combined consideration of $22,721,712 was allocated to management agreements held by CMRS and 800 and combined consideration of $9,737,877 was allocated to options to acquire the stock of the licensee corporations also held by CMRS and 800. These allocations were based on an evaluation by an independent consultant's estimate of the fair market value of the assets exchanged. Additionally, preferred income tax assets of approximately $10,000,000 realized from different tax bases for income tax and financial reporting purposes have been fully reserved with a valuation allowance as the realization of the deferred tax asset cannot be reasonably assumed. The Company will begin amortizing the cost allocated to the management contracts over the useful lives commencing upon the underlying Station being placed in service not to extend past June 2006. The Company had sufficient cash on hand for the cash consideration paid. Pro forma information has not been shown as operations have not yet commenced.

B.   GENERAL COMMUNICATIONS ASSET PURCHASE AGREEMENT

On March 8, 1996, the Company renegotiated and finalized the purchase of Phases 2-5 of the General Communications Asset Purchase Agreement. In conjunction with this transaction, the Company purchased certain SMR equipment, land, building, other fixed assets, accounts receivable, inventory and FCC licenses for SMR channels in Memphis, Tennessee from General Communications Radio Sales and Service, Inc. (General). Prior to the asset purchase and since November 1994, the Company was managing the daily operations of General for a management fee equal to the net cash flows of General.

The acquired assets were recorded at $834,569. The Company paid $345,609 in cash and issued 100,000 shares of restricted common stock with a fair market value on March 8, 1996 of $176,563, based on the discounted average closing bid and ask price of the Company's common stock trading on the NASD Electronic Bulletin Board. The Company's non-competition, consulting agreement and note payable liabilities to General with a balance totaling $906,687, net of the corresponding non-competition and consulting agreement asset of $244,571 were canceled and a new note payable was issued. The new note is a 25 year, unsecured, noninterest bearing, negotiable promissory note face amount of $4,110,000, scheduled to be repaid in 300 monthly installments.

The notes monthly payments are subject to Consumer Price Index (CPI) increases in years three through thirteen. The Company has assumed a CPI increase of 2.5% for recording purposes thereby reflecting the gross value of the note equal to $5,024,198. Interest on the note has been imputed at 9% giving a net present value of $1,208,869, net of unamortized discount of $3,815,329 amortized on the straight line method over the term of the note.

================================================================================
(3)  ACQUISITIONS - CONCLUDED

B. GENERAL COMMUNICATIONS ASSET PURCHASE AGREEMENT - CONCLUDED

The following unaudited pro forma results of operations assume the acquisition occurred as of January 1, 1995:

                                   SIX MONTHS
                                      ENDED            YEAR ENDED
UNAUDITED PRO FORMA INFORMATION   JUNE 30, 1996     DECEMBER 31, 1995
----------------------------------------------------------------------
Revenue sales                     $  1,216,361         $ 2,146,584
Net loss                            (2,086,368)         (7,098,494)
Net loss per common share         $      (0.23)        $     (1.28)

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the General acquisition been consummated as of January 1, 1995, nor are they necessarily indicative of future operating results.

C.   JJ&D, LLC INVESTMENT


On May 11, 1996 the Company purchased a 20% investment in JJ&D, LLC (JJ&D) by tendering $100,000 in cash, issuing a $100,000 noninterest bearing 120 day note and issuing 298,507 options to purchase the Company's restricted common stock. The options are exerciseable for three years at $1.00 per share. JJ&D has obtained the exclusive rights from A Communications, LLC to market, in the United States, A Communications' proprietary SMR frequency agile quick start module. This investment is being accounted for using the equity method of accounting. All significant intercompany transactions have been eliminated. Amortization of goodwill and equity in earnings of investee are not material through June 30, 1996. Condensed financial information of JJ&D for the six months ended June 30, 1996 is summarized below:


CONDENSED FINANCIAL INFORMATION
----------------------------------------
Current assets                   $19,908
Non-current assets                    --
Current liabilities               16,065
Shareholders' Equity               3,843
Net income                            --

D.   AIRTEL SMR, INC. MANAGEMENT AND OPTION TO ACQUIRE AGREEMENT


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

E.   AIRTEL COMMUNICATIONS, INC. ASSET PURCHASE AGREEMENT

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

================================================================================
(4)  AMOUNTS HELD FOR SHARES ISSUED

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

(5)  STOCK SUBSCRIPTIONS RECEIVABLE AND SUBSCRIBED

In the second quarter of 1996, the Company received $195,000 for the purchase of 145,000 shares of common stock. The shares were not issued until July 1996. As a result, the funds were held in an escrow account at June 30, 1996. The Company received the funds when the shares were issued in July 1996. In addition, the Company made a down payment on approximately 8 of certain license options and agreed to issue 11,440 shares of its common stock as payment of 40% of the purchase price of these licenses valued at $32,890. The value of these shares is recorded as stock subscribed and subscriptions receivable at June 30, 1996.

The 508,000 shares pursuant to the CMRS and 800 stock purchase agreement (see note 3), valued at $1,931,010 were also unissued at June 30, 1996. The value of the unissued shares has been combined with other consideration and allocated to management agreements and options to acquire stock.

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

(6)  PROPERTY AND EQUIPMENT

Property and equipment, which is recorded at cost and depreciated over their estimated useful lives, generally 5-10 years, consists primarily of SMR system components and related acquisition costs. The recorded amount of property and equipment capitalized and related accumulated depreciation is as follows:



                                    JUNE 30,    DECEMBER 31,
                                     1996          1995
-----------------------------------------------------------
SMR systems and equipment         $1,257,856       $292,901
Buildings and improvements           345,665        109,870
Land                                 102,500             --
Furniture and office equipment       100,186             --
-----------------------------------------------------------
                                   1,806,207        402,771
Less accumulated depreciation       (111,148)       (48,829)
-----------------------------------------------------------
                                  $1,695,059       $353,942
===========================================================

================================================================================

(7) FCC LICENSES

FCC licenses consist of the following:

                                  JUNE 30,       DECEMBER 31,
                                   1996             1995
---------------------------------------------------------------
FCC licenses                     $1,548,299         $1,398,574
Less accumulated amortization      (114,698)           (77,238)
--------------------------------------------------------------
                                 $1,433,601         $1,321,336
==============================================================


(8)  INVESTMENT IN LICENSE OPTIONS

The Company has entered into various option agreements to acquire FCC radio licenses for SMR channels and also entered into management agreements with the licensees of the SMR channels. Depending on the size of the market in which the channel is located, the Company paid $100 to $1,500 for each option. As of June 30, 1996, the Company has invested $2,926,976 in license options. The total purchase price of the licenses under option, including commissions, amount to approximately $32,802,931 and $43,000,000 at June 30, 1996 and December 31, 1995, respectively. The agreements allow the Company to purchase licenses within a specified period of time after the agreement is signed. On February 2, 1996, the Company made a down payment on approximately 140 license options and issued 285,860 restricted shares of its common stock as payment of 40% of the purchase price of these licenses (see Note 12). The issuance of the stock valued, at $821,848, has been recorded as an investment in license options on June 30, 1996. In addition, the Company made a down payment on approximately 8 license options and agreed to issue 11,440 restricted shares of its common stock as payment of 40% of the purchase price of these licenses.
The shares have been valued at $32,890 and have been recorded as Stock Subscriptions Receivable at June 30, 1996.

In December 1995, the Company issued 562,260 restricted common shares as down payment for the exercise of the option to purchase 347 licenses under the license option agreements. The issuance of the stock represents 40% of the purchase price. The amount capitalized as down payment of these licenses was based on the fair market value of the stock on the date of issuance and totaled $860,258.

Certain options required down payments in January 1996. The Company has submitted an amendment to the option holders which would increase the down payment and move the date to September 9, 1996. Of the options the Company desires to amend, approximately 94% of the option holders executed the amendments. With respect to the remaining options on which a holder has not executed an amendment, the Company is in default of the terms thereof. The holders of such options have not yet, however, elected to terminate the options based on this default. Notwithstanding this failure to act, such holders may at any time terminate their options or exercise other remedies with respect thereto, unless the amendment is executed or the Company is able to meet its monetary obligations thereon.

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

A.   COMMISSION PAYABLE

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

================================================================================
(9)  INVESTMENT IN OPTIONS TO PURCHASE STOCK OF
     UNDERLYING LICENSEE CORPORATION


The Company has allocated $9,925,634 of combined consideration tendered in the acquisition of CMRS and 800 to the options to acquire the stock of the licensee corporations (the "Companies") held by CMRS and 800. This allocation was based on an evaluation by an independent consultant's estimate of the fair market value of the assets exchanged (see Note 3). The respective shareholders of the Companies have granted to CMRS or 800, as the case may be, options to acquire all of the stock of the Companies, at such time as all conditions of such transfer of control have been met, as set forth in the FCC rules, regulations and policies and as required by Section 310 of the Communications Act of 1934, as amended by 47 U.S.C. Section 310.

(10) MANAGEMENT AGREEMENTS


The Company has allocated $23,159,812 of combined consideration tendered in the acquisition of CMRS and 800 to the ten year Management Agreements held by CMRS and 800. This allocation was based on an evaluation by an independent consultant's estimate of the fair market value of the assets exchanged (see
Note 3). The Management Companies have entered into management agreements with certain companies, pursuant to which CMRS or 800, as the case may be, has agreed, in accordance with applicable Federal Communications Commission ("FCC") rules, regulations and policies, to construct and manage all of the Stations for which the Companies have received licenses from the FCC. The Company will begin amortizing the cost allocated to the management contracts over the useful lives commencing upon the underlying Station being placed in service not to extend past June 2006.

(11) LONG-TERM DEBT

Long-term debt consists of the following:

                                                    JUNE 30,     DECEMBER 31,
                                                      1996          1995
-----------------------------------------------------------------------------
Note payable in connection with the asset
  purchase of General (see Note 3), payable in
  monthly installments of $12,500 through
  February 1997; $13,750 through February 1998;
  thereafter, monthly payments are subject to
  annual CPI increases through February 2008 at
  which time the monthly payments are capped
  through February 2021.  Management has
  assumed annual CPI increases to be 2.5%.
  Noninterest bearing with interest imputed at
  9%, net of unamortized discount of $3,764,451   $1,209,741       $      --
  as of June 30, 1996.

Note payable to Bortex Trust in connection
  with asset purchase (see note 3) payable in
  monthly installments of $4,707 through May
  1998, including interest at 12%.                   100,000              --

Note payable in connection with purchase of
  SMR stations from General (see note 3),
  payable in semi-annual installments of
  $146,303 through November 1996, thereafter,
  $280,278 semiannually through November 1997
  including interest at 9%, secured by stock
  pledge agreement.                                       --          862,123

$410,000 note payable associated with
  non-competition and consulting agreements
  obligation, from General acquisition (see
  note 3), payable in 36 monthly installments
  of $11,389 through November 1997, noninterest
  bearing with interest imputed at 10% net of
  discount of approximately $54,000.                      --          228,065
-----------------------------------------------------------------------------
                                                   1,309,741        1,090,188
Less current installments                            (45,263)        (456,480)
-----------------------------------------------------------------------------
                                                  $1,264,478        $ 633,708
=============================================================================

================================================================================

Aggregate maturity of debt, net of discount, for the next five years is as follows:
--------------------------------------------------------------------------------
Year ended June 30
1997                                                                 $   45,262
1998                                                                     70,880
1999                                                                     17,921
2000                                                                     22,185
2001                                                                     26,555
Thereafter                                                            1,126,937
--------------------------------------------------------------------------------
                                                                     $1,309,741
================================================================================

A.   DEBT ISSUANCE

In June 1996, the Company issued $4,000,000 out of a $5,000,000 offering of 8%, three year, convertible notes payable. The Company received $3,580,000, net of placement fees of $420,000, which are accounted as a reduction of the obligation amortized on the straight-line which approximates effective interest method. Subsequent to year end, the Company placed the remaining $1,000,000 convertible notes and received $900,000, net of placement fees of $100,000.

B.   LEASE COMMITMENTS


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

Future minimum payments associated with the leases described herein including renewal options are as follows:



                                                      CAPITAL        OPERATING
                                                       LEASES          LEASES
-------------------------------------------------------------------------------
Six months ended June 30:
1997                                                   $ 28,708       $206,460
1998                                                     31,927         94,918
1999                                                        782         55,767
2000                                                         --         34,582
2001                                                         --         12,416
------------------------------------------------------------------------------
                                                       $ 61,417       $404,143
==============================================================================
Total minimum lease payments                           $ 61,249
Imputed interest                                         (6,417)
------------------------------------------------------------------------------
Present value of minimum capitalized lease payments      54,832
Less current portion                                    (25,675)
------------------------------------------------------------------------------
Long-term capitalized lease obligations                $ 29,157
==============================================================================

Total rent expense for the six months ended June 30, 1996 and 1995 amounted to $33,364 and $66,726, respectively.

================================================================================
(12) EQUITY TRANSACTIONS

A.   PRIVATE PLACEMENT

In August 1995, the Company prepared a Private Placement Memorandum (PPM) and offered 1,000,000 units at a price of $2.00 per unit. Each unit consisted of one share of the Company's common stock and one common stock purchase warrant. One warrant entitles the holder to purchase one share of common stock at $5.00 per share for a period of three years from the date of issuance. In connection with the PPM the Company issued 763,584 shares of restricted common shares and received proceeds of $1,527,171 net of issuance costs of $54,210. In October 1995, the Company reduced the price of the units in the PPM to $1.50 per unit with the same warrant terms.

In March 1996, 549,417 shares of the PPM units were sold. 441,666 of those shares were sold at a discount of $.50. As a result, the Company expensed $220,833 in connection with the sale of these units and has included it in general and administrative expense in the statement of operations at June 30, 1996.

The Company also sold 400,000 shares of restricted common stock to three foreign investors and received proceeds of $399,000.

B.   PREFERRED OFFERING

On April 4, 1996, the Company issued 250,000 shares of preferred stock in exchange for $2,273,457, net of expenses of $226,293. In addition, during June 1996 the Company issued warrants to purchase 50,000 shares of common stock as prescribed under the agreement. The preferred stock was converted to 977,057 shares of common stock in June 1996.

C.   LICENSE PURCHASE

During 1995, the Company purchased options to buy licenses from individuals ranging between $100 to $1,500 per option. In February 1996, the Company issued 285,860 restricted common shares as down payment for the exercise of the option to purchase 140 licenses under the license option agreements (see Note
8). The issuance of the stock represented 40% of the purchase price. The amount capitalized as down payment of these licenses was based on management's estimate of the fair market value of the stock on the date of issuance and totaled $821,850.

D.   DEBT CONVERSIONS


o RELATED PARTIES -- In connection with the Plan of Reorganization, the Company issued to certain former Capvest officers, directors and creditors 175,000 shares of the Company's common stock in lieu of cash payments on obligations of $538,309 owed by the Company. No gain or loss was recognized in the transaction.

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

o UNRELATED PARTIES -- In connection with a note payable to a third party with an original balance of $350,000, the Company issued 171,917 shares of restricted common stock in lieu of a cash payment of $275,000. The Company recognized a loss of $20,904 as a result of this transaction based on the fair market value of the stock at the date of conversion. The loss is included in general and administrative expense in the statement of operations at December 31, 1995.

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

================================================================================
(12) EQUITY TRANSACTIONS - CONTINUED

E.   CONSULTING


o RELATED PARTIES -- The Company issued 60,000 unrestricted shares to an employee for consulting services valued at $.25 per share in lieu of cash payment of $15,000. The expense associated with the shares was based on the fair market value at the date of grant and totaled $285,000. This amount has been included in general and administrative expense in the statement of operations at December 31, 1995.

o UNRELATED PARTIES -- The Company also issued 215,000 shares of unrestricted common stock and 221,000 shares of restricted common stock valued at $.25 per share in lieu of cash payment of $121,000 for consulting services. The expense related to the shares was based on the fair market value at the date of grant and totaled $1,493,215. This amount was expensed during the year ended December 31, 1995 and is included in the statement of operations as general and administrative expense.


     The Company also issued 62,500 shares of restricted common stock valued at $1.00 per share in lieu of cash payment of $62,500 for legal services. The expense related to the shares was based on the fair market value at the date of grant and totaled $62,500. This amount was expensed during the six months ended June 30, 1996 and is included in the statement of operations as general and administrative expense.

F.   PENALTY FEES

In connection with the note payable to the owner of General (see Notes 10 and 14), the Company issued 10,000 restricted shares of common stock as late fees on their monthly payments of the note payable. The shares were valued at $.25 per share. The fair market value at the date of grant totaled $18,750 and is included in general and administrative expense in the statement of operations at December 31, 1995.

G.   PREPAID MANAGEMENT RIGHT FEES

On December 29, 1995, in connection with an agreement for the management of certain SMR stations, the Company issued 77,002 shares of restricted common stock valued at $1.50 per share. The agreement called for the Company to receive a percentage of the net revenues generated over the next five years. The number of shares issued was determined based on the present value of an estimate of the future cash flows to be received under the management agreement. The expense related to this transaction was based on the fair market value of the stock at the date of grant and totaled $117,813 at December 31, 1995. The total amount was capitalized as prepaid expense in the consolidated balance sheet at December 31, 1995, and is being amortized over the management agreement period.

H.   OPTIONS

During 1996, the Company granted stock options to purchase 9,642,364 shares of the Company's restricted common stock. The options have been issued to shareholders, consultants, investors and third parties through acquisitions are exercisable for three to ten years from date of issuance.

                                           NUMBER
STOCK OPTIONS                             OF SHARES
---------------------------------------------------

Outstanding at December 31, 1994                 --
Granted at $0.50-$5.50 per share          3,937,136
Less exercised at $0.50-$1.50 per share    (865,000)
Lapsed or canceled                               --
---------------------------------------------------
Outstanding at December 31, 1995          3,072,136
Granted at $.50-$6.00 per share           9,642,364
Less exercised at $0.50-$2.50 per share    (895,000)
Lapsed or canceled                         (205,000)
---------------------------------------------------
Outstanding at June 30, 1996             11,614,500
===================================================

================================================================================

The Company applied APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amount indicated below:



                         JUNE 30, 1996  JUNE 30, 1995
-----------------------------------------------------
Net income  As reported   $(2,429,218)   $(1,238,150)
            Pro forma      (4,291,440)    (1,238,150)
EPS         As reported          (.25)          (.26)
            Pro forma            (.44)          (.26)

Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of two years and compensation cost for options granted prior to January 1, 1995 is not considered.

I.   WARRANTS


During the six months ended June 30, 1996, the Company issued warrants in conjunction with the following transactions:

o 549,417 issued in connection with the private placement unit sales (see "private placement").

o  50,000 issued in connection with the preferred stock placement.

During the year ended December 31, 1995, the Company issued warrants in conjunction with the following transactions:

o 972,417 issued in connection with the private placement unit sales (see "private placement").

o 30,000 issued as part of the conversion of CCI common stock to CWG common stock (see "conversion of CCI shares").

o 51,667 issued in addition to common shares issued lieu of cash payment on notes payable (Note 9).

o  55,250 issued in lieu of cash payment for consulting services.


Each warrant can be exercised for one share of the Company's common stock.


The following is a summary of warrants outstanding and their terms as of June 30, 1996:

                                   NUMBER
WARRANTS                          OF SHARES
-------------------------------------------

Outstanding at December 31, 1994         --
Granted at $2.50-$5.00 per share  1,109,334
Less exercised                           --
Lapsed or canceled                       --
-------------------------------------------
Outstanding at December 31, 1995  1,109,334
Granted at $5.00 per share          599,417
Less exercised                           --
Lapsed or canceled                       --
-------------------------------------------
Outstanding at June 30, 1996      1,708,751
===========================================

================================================================================
J.   MINORITY INTEREST

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

  NUMBER                                     OPTION
OF OPTIONS  OPTION TYPE  EXERCISE PRICE  EXPIRATION DATE
--------------------------------------------------------

 700,000         A                $2.50     1/13/2000
 700,000         B                $4.00     1/13/2003

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


(13) INCOME TAXES

Since inception, the Company has incurred net operating losses for both financial reporting and income tax purposes. As of June 30, 1996, the Company has net operating loss carryforwards for income tax reporting purposes totaling approximately $10,000,000. A deferred tax asset is provided when, in management's opinion, it is more likely than not that the deferred tax asset will be realized. To the extent the Company is not able to determine that it is more likely than not that net deferred tax assets will be realized prior to expiration, a valuation allowance is recorded to reduce the net deferred tax asset to the amount which is more likely than not to be realized. A valuation allowance has been provided for 100% of such asset since the likelihood of realization cannot be determined.

Total income tax expense (benefit) differed from the "expected" income tax expense (benefit) determined by applying the statutory federal income tax rate of 34% as follows:


------------------------------------------------------------------------------------
"Expected" statutory tax expense (benefit)                                 $(826,000)
Increase (reduction) in income taxes (benefit) resulting from:
     Change in the beginning of year balance of the valuation allowance
     for deferred tax assets allocated to income tax expense (benefit)       826,000
------------------------------------------------------------------------------------
                                                                           $      --
====================================================================================

================================================================================

(14)  RELATED PARTY TRANSACTIONS

Related party transactions consist of the following at June 30:

                                                         1996          1995
--------------------------------------------------------------------------------
Note payable to JJ&D, noninterest bearing, due
September 8, 1996 (see Note 3)                        $100,000         $    --

Advances from a significant  shareholder and
officer of the Company, noninterest bearing and due
on demand.                                                  --          22,000

Advances from a significant shareholder and officer
of the Company, interest at 7%, unsecured,
principal and interest
due October 15, 1995.                                       --          50,000
--------------------------------------------------------------------------------
                                                      $100,000         $72,000
================================================================================

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

(15) COMMITMENTS AND CONTINGENCIES

A.   LICENSE OPTION CONTINGENCIES

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

B.   LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

================================================================================
(16) SUBSEQUENT EVENTS

A.   CONSULTING AGREEMENT

On July 8, 1996, the Company's Board of Directors approved and issued 450,000 shares of unrestricted common stock valued at $.37 per share in lieu of cash payment of $153,000. The fair market value at the date of grant is approximately $891,000.

B.   MOTOROLA PURCHASE AND FINANCE AGREEMENTS

On October 25, 1996, the Company's subsidiary CCI signed a purchase agreement with Motorola to purchase approximately $10,000,000 of Motorola's radio communications equipment, including a Smartnet II trunked radio system. The agreement requires that the equipment be purchased within 30 months of the effective date of the agreement (initial shipping of the equipment).

In connection with this purchase agreement, CCI entered into a financing and security agreement with Motorola for the equipment stated above. This agreement allows CCI to borrow up to a total of $5,000,000 (the Loan Facility). This Loan Facility is available for draw downs during the effective date of the purchase agreement. The facility allows no more than one draw down per month. Each of the draw downs will be evidenced by a promissory note (the Promissory Note). Principle and interest on the Promissory Note are payable in arrears monthly from the date of each funding for a period of 36 months from the fund date. The agreement closed on October 25, 1996 and is subject to certain pledges, representations, warrants and covenants.

C.   DEBT ISSUANCE

In September 1996, the Company issued a new debt offering of $3,000,000 of 8%, two year convertible notes. The Company received $2,700,000, net of placement fees of $300,000.

D.   DEBT CONVERSION

During the 1996 third quarter, holders tendered $3,015,000 of the three year, 8% debentures for conversion into 1,883,049 common shares of the Company (see
Note 11). The value of the notes converted plus interest amounted to $4,079,843.

E.   AMERICAN CREDIT CORP. LETTER OF INTENT

In October 1996, the Company entered into an agreement with American Credit Corp. (AMC Corp.) to establish a $16,500,000 equipment financing facility for the purpose of purchasing analog systems and related equipment. The equipment will be purchased by AMC Corp. (the Lessor) and leased to the Company. The financing facility will act as a draw down account with each draw representing a funding date. The agreement calls for a basic lease term of five years, beginning on the basic lease commencement date. There will be two basic lease commencement dates, July 1, 1997 for all equipment with funding dates on or before December 31, 1996, and January 5, 1998 for funding on or before December 31, 1997. The leases are paid in advance starting on the basic lease commencement date and continuing until the end of the term. At the expiration of the basic lease term the Company will have the right (a "Purchase Option") to purchase all, but not less than all, of such equipment at a purchase price equal to the fair market value of such equipment.

F.   CANCELED AGREEMENTS

In October 1996, the Company entered into mutual settlement and release agreements (the "Settlement Agreements") with certain parties to an SMR System Management Agreement and Option to Acquire ("Underlying Agreements"). The parties agreed to nullify and render void the Underlying Agreements and as additional consideration for the Settlement Agreements, the Company agreed to issue shares of the Corporation's restricted common stock. Pursuant to the terms in the Settlement Agreements, the Company has authorized the issuance of an aggregate of 43,100 shares of its restricted common stock, the value of which will be reflected in other income and expenses in the Company's income statement.

================================================================================
(16) SUBSEQUENT EVENTS - CONCLUDED

G.   JJ&D MASTER PURCHASE AGREEMENT

On September 13, 1996, the Company signed a purchase agreement with JJ&D, a related party (see Note 3). The agreement states the Company is to purchase, within one year from the date of this agreement, SMR equipment from JJ&D valued at approximately $885,000, a portion of which is to be paid with the issuance of common stock of the Company. In September 1996, the Company issued 295,000 options in connection with the agreement valued at $1.60 per share totaling $472,000. This valuation is calculated as follows: average market price of shares on date of closing (9/13/96 5.19) multiplied by 50% for restriction minus the option price ($1.00) and is included in the balance sheet as deposit on purchases. The options vest at 1,000 per unit as the equipment is shipped and the value will be removed from deposit on purchase and placed in property and equipment on the Company's balance sheet. The agreement also takes into consideration equipment previously purchased and shipped of 35 units, therefore at September 30, 1996, 35,000 option shares have vested and $56,000 of the original amount has been reclassified into property and equipment.

H.   GAIN ON FORGIVENESS OF DEBT

In September 1996, one of the Company's vendors, signed a release agreement to except $90,000 as full payment of all the Company's outstanding liability to them. Total outstanding liability at this time was $137,450. The resulting gain of $47,450 will be reflected in the Company's statement of operations under gain on forgiveness of debt.

I.   STOCK RETIREMENT

In September 1996, in connection with the options granted to Libero for the purchase of CMRS & 800 MHz, the Company booked a liability for prepaid options in the amount of $2,082,116. Libero tendered the funds to prepay future option exercises. The amount was tendered to a third party to purchase back 1,514,266 shares of the Company's stock from a former officer/director. The shares were then tendered to the Company and subsequently canceled.

================================================================================

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)



ITEM 2.   PLAN OF OPERATION

The Company's objectives over the next 12 months are to construct analog channels in selected markets, construct an initial digital SMR network, establish distribution, institute its marketing plan, and increase recurring revenues through the addition of subscribers in all markets and construct an
initial digital SMR network.   Through acquisition and management of existing
operating systems and construction of newly licensed SMR stations, the Company intends to increase the customer base and corresponding revenues within each market. The plan is to select markets where the Company has adequate available channel density, where there is lack of current capacity with existing operations to serve market needs, where there is immediate distribution through existing SMR sales and service providers, and where there is significant population base to market its services to and generate sufficient revenues to justify the capital necessary to provide service.

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

In April 1996, the Company issued 250,000 shares of its Convertible Series A Preferred Stock for net proceeds of $2,275,956.

In June 1996, the Company issued $4 million out of a $5 million offering of 8%, three year, convertible notes, and received $3,580,000, net of placement fees of $420,000. In July 1996, the Company placed the remaining $1 million of convertible notes and received $900,000, net of placement fees of $100,000.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

2.1 Agreement and Plan of Reorganization dated February 2, 1995, by and between the Company (f/k/a CapVest Internationale, Ltd.) and Chadmoore Communications, Inc.(1)

2.2 Addendum to the Agreement and Plan of Reorganization, dated February 21, 1995, by and between the Company (f/k/a CapVest Internationale, Ltd.) and Chadmoore Communications, Inc.(1)

2.3 Addendum No. 2 to the Agreement and Plan of Reorganization, dated March 31, 1995, by and between the Company (f/k/a CapVest Internationale, Ltd.) and Chadmoore Communications , Inc.(1)

3.1          Articles of Incorporation(2)

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

3.6          Bylaws(2)

4.1          Form of Warrant Certificate, together with the Terms of Warrants(7)

4.2          Registration Rights Agreement(8)

Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock of the Company(9)

--------------

(1) Incorporated by reference to Exhibit 1 in the Company's Form 8-K, under
    Item 2, date of earliest event reported--February 21, 1995
(2) Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form S-18 (33-14841-D)
(3) Incorporated by reference to Exhibit 3.2 to the Company's Form 10-KSB for the year ended December 31, 1995
(4) Incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB for the year ended December 31, 1995
(5) Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB for the year ended December 31, 1995
(6) Incorporated by reference to Exhibit 3.5 to the Company's Form 10-KSB for the year ended December 31, 1995
(7) Incorporated by reference to Exhibit 4.1 to the Company's Form 10-KSB for the year ended December 31, 1995
(8) Incorporated by reference to Exhibit 4.2 to the Company's Form 10-KSB for the year ended December 31, 1995
(9) Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB for the year ended December 31, 1995

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

     (a)    Exhibits - concluded

10.1 Amended Nonqualified Stock Option Plan dated October 12, 1995 (employee stock option plan covering 1,500,000 shares)(10)

10.2        Employee Benefit and Consulting Services Plan dated July 7, 1995(11)

10.3 First Amendment to the Employee Benefit and Consulting Services Plan dated December 8, 1995(12)

10.4 Employment Agreement between the Company and Robert W. Moore effective as of April 21, 1995(12)

10.5 Employment Agreement between the Company and David J. Chadwick effective as of April 21, 1995(13)

10.6 Employment Agreement between the Company and William C. Bossung effective as of April 21, 1995(14)

10.7 Integrated Dispatched Enhanced Network ("iDEN") Purchase Agreement dated February 28, 1996, by and between the Company and Motorola, Inc.(15)

10.8 Amendment Number 001 to the Integrated Dispatched Enhanced Network ("iDEN") Purchase Agreement dated March 25, 1996(16)

10.9 Asset Purchase Agreement dated November 2, 1994 by and between Chadmoore Communications, Inc. and General Communications Radio Sales and Service, Inc., General Electronics, Inc. and Richard Day with Exhibits(17)

10.10 Modification to Asset Purchase Agreement dated March 8, 1996, by and between Chadmoore Communications Inc., the Company and Chadmoore Communications of Tennessee, Inc. and General Communications Radio Sales and Service, Inc., General Electronics, Inc. and Richard Day with Exhibits(18)

10.11 Stock Purchase Agreement dated June 14, 1996, by and between Chadmoore Wireless Group, Inc. and Libero Limited(19)

11.1        Earnings Per Share (see notes to Consolidated Financial Statements)
            (20)

27.1        Financial Data Schedule


---------------
(10) Incorporated by reference to Exhibit 10.1 to the Company's Form 10-KSB for the year ended December 31, 1995
(11) Incorporated by reference to Exhibit 4.1 in the Registration Statement on Form S-8 effective July 12, 1995 (file no.33-94508)
(12) Incorporated by reference to Exhibit 10.4 to the Company's Form 10-KSB for the year ended December 31, 1995
(13) Incorporated by reference to Exhibit 10.5 to the Company's Form 10-KSB for the year ended December 31, 1995
(14) Incorporated by reference to Exhibit 10.6 to the Company's Form 10-KSB for the year ended December 31, 1995
(15) Incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB for the year ended December 31, 1995
(16) Incorporated by reference to Exhibit 10.8 to the Company's Form 10-KSB for the year ended December 31, 1995
(17) Incorporated by reference to Exhibit 2.2 in the Company's Form 8-K, under
     Item 2, date of earliest event reported--March 8, 1996
(18) Incorporated by reference to Exhibit 2.1 in the Company's Form 8-K, under
     Item 2, date of earliest event reported--March 8, 1996
(19) Incorporated by reference to Exhibit 2.2 in the Company's Form 8-K, under
     Item 2, date of earliest event reported--June 14, 1996
(20) Incorporated by reference to Exhibit 11.1 to the Company's Form 10-KSB for the year ended December 31, 1995

================================================================================

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

PART II - OTHER INFORMATION - CONCLUDED


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

    (iii) Current Report on Form 8-K filed June 28, 1996, reporting the execution of the Stock Purchase Agreement dated June 14, 1996 by and between Chadmoore Wireless Group, Inc. and Libero Limited with Exhibit and amendment there on Form 8-K/A-1 filed July 30, 1996

    (iv) Current Report on Form 8-K filed July 11, 1996, reporting a private placement conducted in accordance with the Regulation S of the Registrant's 8% Convertible Notes due June 5, 1999 in the amount of $5,000,000.

    (v) Current Report on Form 8-K filed December 31, 1996; reporting shares of Registrant's common stock issued pursuant to Regulation S since November 3, 1996, upon conversion of debentures and exercise of options, reported pursuant to the SEC's Division of Corporation Finance's interpretation of the new disclosure requirements set forth in SEC Release No. 34-37801.

    (vi) Current Report on Form 8-K filed January 13, 1997, reporting shares of Registrant's common stock issued pursuant to Regulation S since December 27, 1996, upon conversion of debenture(s) and conversion of note(s), reported pursuant to the SEC's Division of Corporation Finance's interpretation of the new disclosure requirements set forth in SEC Release No. 34-37801.

================================================================================

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CHADMOORE WIRELESS GROUP, INC.



                                   By: /s/ Gary L. Killoran
                                      ------------------------------------------
                                       Gary L. Killoran, Chief Financial Officer

DATE:   January 15, 1997