Form 10QSB/A
period 1996-09-30
CHADMOORE WIRELESS GROUP INC
filed 1997-02-05
CIK 815755

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

                        Commission file number: 0-20999

                         CHADMOORE WIRELESS GROUP, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

COLORADO                                                   84-1058165
---------------------------------------------              -------------------
(State or other jurisdiction of incorporation              (IRS Employer
or organization)                                           Identification No.)


                  4720 POLARIS STREET, LAS VEGAS, NEVADA 89103
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (702) 891-5255
                          ---------------------------
                          (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF JANUARY 15, 1997 18,407,610 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


================================================================================

                                     INDEX


PART I - FINANCIAL INFORMATION

                                                                          PAGE
                                                                          ----
ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Consolidated Financial Statements of Chadmoore
         Wireless Group, Inc. and Subsidiaries:

            Consolidated Balance Sheets:
               As of September 30, 1996 and December 31, 1995              1-2

            Consolidated Statements of Operations:
               For the Nine Months Ended September 30, 1996 and 1995
               and Cumulative from January 1, 1994 to September 30, 1996   3

               For the Three Months Ended September 30, 1996 and 1995      4

            Consolidated Statements of Cash Flows:
               For the Nine Months Ended September 30, 1996 and 1995 and
               Cumulative from January 1, 1994  to September 30, 1996      5-6

            Consolidated Statement of Changes in Shareholders' Equity
               (Deficiency):
               For the Nine Months Ended September 30, 1996                7

            Notes to Unaudited Consolidated Financial Statements           8-17


ITEM 2. PLAN OF OPERATION                                                  18-21



PART II - OTHER INFORMATION                                                22

ITEM 1.  LEGAL PROCEEDINGS                                                 22

ITEM 2. CHANGES IN SECURITIES                                              22

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                    22

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS              22

ITEM 5. OTHER INFORMATION                                                  22

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   23-25

SIGNATURES                                                                 26

PART   I.  ITEM  I.  FINANCIAL STATEMENTS

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                                   September 30,  December 31,
                                                       1996           1995
                           ASSETS                   (Unaudited)
                                                    -----------   -----------
Current Assets:
      Cash                                          $ 3,203,897   $   188,029
      Amounts held for shares issued                         --       675,000
      Stock subscriptions receivable (note 3)            32,890       287,000
      Accounts receivable                               234,956            --
      Inventory                                         319,602            --
      Due from General Communications                        --        76,252
      Prepaid property management rights                 90,625       117,813
      Other prepaids                                     37,066            --
      Deposits                                          462,853        16,742
      Other current assets                                1,642         7,813
                                                    -----------   -----------
                      Total Current Assets            4,383,531     1,368,649

Property, plant and equipment, net (note 4)           2,414,053       353,942
FCC licenses, net (note 5)                            1,414,248     1,321,336
Debt issuance costs, net                                363,402            --
Management Agreements (note 2)                       22,725,442            --
Customer Lists, net (note 2)                             37,831            --
Other Receivable                                         20,000        20,000
Investment in JJ&D,  LLC (note 2)                       598,677            --
Investment in license options (note 6)                3,020,012     2,007,958
Investment in options to acquire stock (note 2)       9,771,445            --
Non-competition and consulting agreements, net of
accumulated amortization $-0- and
$94,838, respectively                                        --       258,121
                                                    -----------   -----------
Other noncurrent assets                                  66,791        31,489
                                                    -----------   -----------
                                                    $44,757,601   $ 5,341,495
                                                    ===========   ===========

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS
                                  (CONCLUDED)

                                                                        September 30,   December 31,
                                                                            1996            1995
                    LIABILITIES AND SHAREHOLDERS' EQUITY                (Unaudited)
                                                                        ------------    ------------
Liabilities:
     Current installments of  long-term debt                            $    200,614    $    337,255
     Accounts payable and accrued liabilities                                299,990         361,641
     Prepaid option exercise (note 9)                                      1,582,116              --
     Customer Deposits                                                         1,600              --
     Licenses - options payable                                               49,800         448,350
     License option commission payable (note 6)                              524,800         349,200
     Capital lease obligations                                                27,113              --
     Non-compete and consulting agreement - current                               --         119,225
     Accrued interest                                                         62,346          54,490
                                                                        ------------    ------------
                   Total Current Liabilities                               2,748,379       1,670,161
Non compete and consulting agreements, excluding current
     installments                                                                 --         108,840
Capital lease obligations                                                     21,390              --
Convertible notes payable (note 8)                                         3,985,000              --
Long term debt, excluding current installments, net(note 8)                1,094,727         524,868
                                                                        ------------    ------------
                   Total Liabilities                                       7,849,496       2,303,869
                                                                        ------------    ------------
Commitments and contingencies
Shareholders' equity:
     Preferred stock,$.001 par value, authorized 40,000,000;
         shares issued and outstanding -0- shares                                 --              --
     Common stock, $.001 par value, authorized 100,000,000;
         shares issued and outstanding 14,487,336 shares at
         September 30, 1996 and 8,387,064 shares at December
         31, 1995                                                             14,487           8,387
     Additional paid-in capital                                           49,710,355      10,564,852
     Stock subscribed (note 3)                                                32,890         324,807
     Deficit accumulated during the development stage                    (12,849,627)     (7,860,420)
                                                                        ------------    ------------
                   Total Shareholders' Equity                             36,908,105       3,037,626
                                                                        ------------    ------------

                                                                        $ 44,757,601    $  5,341,495
                                                                        ============    ============

See accompanying notes to unaudited consolidated financial statements

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  Period from
                                                                                   January 1,
                                                  Nine Months     Nine Months        1994
                                                     Ended           Ended          through
                                                   September       September       September
                                                    30,1996         30,1995         30,1996
                                                  (Unaudited)     (Unaudited)     (Unaudited)
                                                 ------------    ------------    ------------
Revenues
      Radio services                             $    422,159    $         --    $    422,159
      Equipment sales                                 606,270              --         606,270
      Maintenance and installation                    195,628              --         195,628
      Other                                           159,960              --         159,960
                                                 ------------    ------------    ------------
                                                    1,384,017              --       1,384,017
                                                 ------------    ------------    ------------
Costs and expenses
     Cost of sales                                    729,734              --         729,734
     Salaries, wages and benefits                   1,250,426         383,663       2,123,307
     Sales, general and administrative              3,584,742       5,205,235      10,881,095
     Depreciation and amortization                    215,882         151,338         442,170
                                                 ------------    ------------    ------------
                                                    5,780,784       5,740,236      14,176,306
                                                 ------------    ------------    ------------

Loss from operations                               (4,396,767)     (5,740,236)    (12,792,289)
                                                 ------------    ------------    ------------

Other income (expense)
     Equity in losses from minority investment         (1,323)             --          (1,323)
     Management fees (note 2)                         100,198         181,782         472,611
     Interest expense                                (204,383)       (102,865)       (362,708)
     Gain on sale of assets                                --         330,643         330,643
     Gain on forgiveness of debt                       47,450              --          47,450
     Financing expense                               (417,560)             --        (417,560)
     Loss on retirement of note payable                    --         (28,904)        (32,404)
     Other, income(expense)                          (116,824)          5,950         (94,047)
                                                 ------------    ------------    ------------
                                                     (592,440)        386,606         (57,338)
                                                 ------------    ------------    ------------

Net loss                                         ($ 4,989,207)   ($ 5,353,630)   ($12,849,627)
                                                 ============    ============    ============

Weighted-average number of common shares
outstanding                                        10,855,756       5,005,852      10,855,756
                                                 ============    ============    ============

Net loss per share                               ($       .46)   ($      1.07)   ($      1.18)
                                                 ============    ============    ============

See accompanying notes to unaudited consolidated financial statements

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months         Three Months
                                                           Ended               Ended
                                                    September 30,1996     September 30,1995
                                                       (Unaudited)          (Unaudited)
                                                    -----------------     -----------------
Revenues
      Radio services                                   $    125,290         $         --
      Equipment sales                                       165,533                   --
      Maintenance and installation                           97,462                   --
      Other                                                  92,342                   --
                                                       ------------         ------------
                                                            480,627                   --
                                                       ------------         ------------
Costs and expenses
     Cost of sales                                          211,109                   --
     Salaries, wages and benefits                           373,787              159,655
     General and administrative                           1,864,893            4,285,402
     Depreciation and amortization                           91,051               47,885
                                                       ------------         ------------
                                                          2,540,840            4,492,942
                                                       ------------         ------------

Loss from operations                                     (2,060,213)          (4,492,942)
                                                       ------------         ------------

Other income (expense)
     Equity in losses from minority investment               (1,323)                  --
     Management fees (note 2)                                    --               94,254
     Interest expense                                      (128,344)             (24,482)
     Gain on sale of assets                                      --              330,643
     Gain on forgiveness of debt                             47,450                   --
     Financing Expense                                     (417,560)                  --
     Loss on Conversion of Note                                  --              (28,904)
     Other, income (expense)                                     --                5,950
                                                       ------------         ------------
                                                           (499,777)             377,461
                                                       ------------         ------------

Net loss                                               ($ 2,559,990)        ($ 4,115,481)
                                                       ============         ============

Weighted-average number of common shares outstanding     13,289,918            5,509,481
                                                       ============         ============

Net loss per share                                     ($       .19)        ($      0.75)
                                                       ============         ============

See accompanying notes to unaudited consolidated financial statements

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Period from
                                                                                               January 1,
                                                              Nine Months     Nine Months         1994
                                                                 Ended           Ended          through
                                                             September 30,   September 30,   September 30,
                                                                  1996           1995            1996
                                                              (Unaudited)     (Unaudited)     (Unaudited)
                                                             ------------    ------------    ------------
Cash flows from operating activities
    Net loss                                                 ($ 4,989,207)   ($ 5,353,630)   ($12,849,626)
    Adjustments to reconcile net loss to net cash provided
    by (used in)operating activities:
          Depreciation and amortization                           215,882         141,333         442,170
          Amortization of debt discount                           101,525              --         101,525
          Amortization of debt issuance costs                     433,344              --         433,344
          Gain on sale of assets held for resale                       --        (330,643)       (330,643)
          Expense associated with:
            Stock issued for services                             220,833       1,919,055       2,364,542
            Options issued for services                                --       2,198,063       2,841,788
          Change in operating assets and liabilities:
             Increase (decrease) in stock subscriptions
               receivable, net of stock subscribed                195,000              --        (589,041)
            Increase in Accounts receivable                       (53,395)             --         (51,057)
            Increase in inventory                                (241,621)             --        (291,271)
             Increase (Decrease) Due from General                  76,252         (93,932)             --
               Communications, Inc.
            Increase (Decrease) in amounts held to
              shares issued                                       250,000              --              --
            Increase (decrease) in prepaids                        27,187         (69,260)         27,187
            Increase in other receivable                          (13,098)             --         (43,005)
            Increase in deposits                                 (446,111)             --        (462,853)
            Decrease in other current assets                      (30,896)         (4,117)        (38,711)
            Increase (decrease) in Accounts payable               (60,252)        212,369         227,579
            Decrease in options payable                          (297,300)                       (297,300)
            Increase in commission payable                        175,600              --         524,800
            Equity in losses from minority investment               1,323              --           1,323
            Increase in accrued interest                           78,716          39,681         133,206
                                                             ------------    ------------    ------------
 Net cash used in operating activities                         (4,356,218)     (1,341,081)     (7,515,396)
                                                             ------------    ------------    ------------
Cash flows from investing activities
      Purchase of assets from General Communications             (363,870)             --        (345,609)
      20% Investment in JJ&D, LLC                                (100,000)             --        (100,000)
      Purchase of Airtel Communications Assets                    (50,000)             --         (50,000)
      Management Agreements - Airtel SMR                               --              --              --
      Purchase of CMRS and 800                                 (3,547,000)             --      (3,547,000)
      Purchase of SMR station licenses                                 --         (20,450)     (1,398,575)
      Purchase of license options                                (147,550)       (852,200)         41,799
      Decrease in deposits on licenses                           (143,904)             --        (143,906)
      Increase (Decrease) in license options payable                   --         641,350         (66,850)
      Purchase of property, machinery and equipment            (1,603,578)       (255,241)     (2,156,055)
      Purchase of assets held for resale                               --        (149,650)       (219,707)
      Sale of assets held for resale                                   --              --         700,000
      Increase (Decrease) in debt issuance costs                 (400,000)             --        (400,000)
      Increase in organization costs                                   --              --         (16,859)
      Increase in customer deposits                                   900              --           1,600
      Increase in deposit on sale                                      --         325,000              --
                                                             ------------    ------------    ------------
Net cash used in investing activities                          (6,355,002)       (311,191)     (7,701,162)
                                                             ------------    ------------    ------------

      (Continued)

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONCLUDED

                                                                                              Period from
                                                                                               January 1,
                                                              Nine Months     Nine Months         1994
                                                                 Ended           Ended          through
                                                             September 30,   September 30,   September 30,
                                                                  1996           1995            1996
                                                              (Unaudited)     (Unaudited)     (Unaudited)
                                                             ------------    ------------    ------------
Cash flows from financing activities
       Proceeds upon issuance of stock                          4,414,672       1,911,280       8,434,011
       Proceeds from issuance of common stock                          --              --             977
       Proceeds upon issuance of preferred stock                2,273,707              --              --
       Proceeds upon  exercise of options - related                    --              --         156,252
       Proceeds upon  exercise of options - unrelated           2,123,583              --       3,144,828
       Purchase and conversion of CCI stock                            --              --          45,000
       Advances from related parties                                   --         114,205         767,734
       Payments of notes payable                                 (100,000)       (200,000)       (100,000)
       Payment of advances from related parties                        --          (3,000)        (73,000)
       Payments of capital lease obligations                           --              --              --
       Increase in capital lease obligations                      (15,193)             --         (15,147)
       Repayment of long-term debt                             (4,131,797)       (191,325)     (4,442,315)
       Increase in debt issuance costs                           (420,000)             --        (420,000)
       Prepaid option exercise                                  1,582,116              --       1,582,116
       Proceeds from issuance of notes payable                         --              --         375,000
       Proceeds from issuance of long-term debt                 8,000,000              --       8,965,000
                                                             ------------    ------------    ------------
Net cash provided by financing activities                      13,727,088       1,631,160      18,420,456
                                                             ------------    ------------    ------------

Net increase (decrease) in cash                                 3,015,868         (21,112)      3,203,897

Cash at beginning of period                                  $    188,029    $    151,972    $         --
                                                             ------------    ------------    ------------

Cash at end of period                                        $  3,203,897    $    130,860    $  3,203,897
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

                                                           Preferred Stock                   Common Stock
                                                    ------------------------------ --------------------------------
                                                      Outstanding                     Outstanding
                                                        shares          Amount          Shares           Amount
                                                    --------------- -------------- ----------------- --------------
Balance at January 1, 1996                                                                8,387,064       $  8,387

Shares issued in connection with the private
placement                                                                                   549,417            549

Shares issued to investors for cash                                                         430,000            430

Preferred shares issued to investors for cash              250,000            250                 -              -

Preferred shares converted to common shares               (250,000)          (250)          977,057            977

Shares issued for options exercised                                                       2,849,166          2,846

Shares issued for legal fees                                                                 62,500             63

Shares issued for assets purchased from General
Communications (Note 2)                                                                     100,000            100

Shares issued to license holders                                                            285,860            286

Shares issued for CMRS and 800 Acquisition (note 2)
                                                                                            508,000            508
Shares issued for Convertible Debenture (note 8)
                                                                                          1,852,538          1,853
Options issued for 20% interest in JJ&D, LLC (note 2)                                             -              -

Options Issued for CMRS and 800 Acquisition (note 2)                                              -              -

Shares subscribed (note 3)                                                                        -              -

Canceled Shares (note 9)                                                                (1,514,266)        (1,514)

Net Loss                                                                                          -              -
                                                          --------          -----        ----------        -------
Balance, September 30, 1996                                      -          $   -        14,487,336        $14,485
                                                          ========          ======       ==========        =======

                                                                           Deficit
                                                                        Accumulated
                                                       Additional        during the          Common            Total
                                                        paid-in          development         stock         shareholders'
                                                        capital             stage          Subscribed         equity
                                                    ---------------- ------------------- -------------- -------------------
Balance at January 1, 1996                              $10,564,852        ($7,860,420)       $324,807          $3,037,626

Shares issued in connection with the private
placement                                                   885,781                   -      (324,807)             561,523

Shares issued to investors for cash                         641,820                   -              -             642,250

Preferred shares issued to investors for cash
                                                          2,273,457                   -              -           2,273,457

Preferred shares converted to common shares
                                                              (727)                   -              -                 250

Shares issued for options exercised                       2,503,243                   -              -           2,506,089

Shares issued for legal fees                                 62,437                   -              -              62,500

Shares issued for assets purchased from General
Communications (Note 2)                                     176,463                   -              -             176,563

Shares issued to license holders                            821,562                   -              -             821,848

Shares issued for CMRS and 800 Acquisition (note 2)
                                                          1,930,502                   -              -           1,931,010

Shares issued for Convertible Debenture (note 8)
                                                          4,077,991                   -              -           4,079,844

Options issued for 20% interest in JJ&D, LLC (note 2)       872,000                   -              -             872,000

Options Issued for CMRS and 800 Acquisition (note 2)     26,981,579                   -              -          26,981,579

Shares subscribed (note 3)                                        -                   -         32,890              32,890

Canceled Shares (note 9)                                (2,080,602)                   -              -         (2,082,116)

Net Loss                                                          -         (4,989,207)              -         (4,989,207)
                                                        -----------       ------------       ---------         -----------
Balance, September 30, 1996                             $49,710,358       ($12,849,627)      $  32,890         $36,908,106
                                                        ===========       ============       =========         ===========

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

       The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission Form 10-QSB. All material adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary to present fairly the financial condition and related results of operations, cash flows and shareholders' equity for the respective interim periods presented are reflected. The current period results of operations are not necessarily indicative of results for the full year ending December 31, 1996. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the annual report on Form 10-KSB for the period ended December 31, 1995 and the current reports on Form 8-K dated March 22, 1996, May 14, 1996, June 28, 1996, July 11, 1996, July 30, 1996, December 31, 1996,
       January 13, 1997 and January 30, 1997.

       DEVELOPMENT STAGE AND LIQUIDITY

       Through September 30, 1996, the Company has been engaged primarily in the identification, development and acquisition of SMR systems and SMR Stations and has therefore not commenced normal operations nor generated significant revenues. Accordingly, the Company has generated an accumulated net loss during its development stage of approximately $12.6 million from operations as of September 30, 1996. Management believes its acquisition of SMR Stations from CMRS Systems, Inc. (CMRS) and 800 SMR Network, Inc. (800), consummated on June 14, 1996 and SMR systems and other assets from General Communications, Inc. (General), which was consummated on March 8, 1996 as described in Note 2, as well as other associated system acquisitions, will provide the basis for the commencement of normal operations towards the end of 1996.

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

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1996

                                  (continued)



(1)    DESCRIPTION OF BUSINESS - CONCLUDED

       DEVELOPMENT STAGE AND LIQUIDITY - CONCLUDED

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

       The Company consummated such acquisition for combined consideration valued at $32,459,584. The Company has accounted for the acquisition under the purchase method of accounting. The purchase price was paid with (1) an aggregate cash consideration of $3,547,000; (2) 508,000 shares of the Company's restricted common stock valued at $1,931,010; and (3) a grant of an option to purchase 8,323,857 shares of common stock for a period of ten years at an exercise price of $.50 per share valued at $26,981,579. The Company obtained an independent verification of the value of the securities issued in connection with the acquisition. Combined consideration of $22,721,712 was allocated to management agreements held by CMRS and 800 and combined consideration of $9,737,877 was allocated to options to acquire the stock of the licensee corporations also held by CMRS and 800.

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

       The following unaudited pro forma results of operations assume the acquisition occurred as of January 1, 1996:

                                                          Nine Months Ended
       ----------------------------------------           September 30, 1996
       Unaudited Pro Forma Information:                   ------------------
       Revenue Sales                                          $1,739,933
       Net Loss                                               (4,710,868)
       Net Loss per Common Share                                   (0.44)

       The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the General acquisition been consummated as of January 1, 1996, nor are they necessarily indicative of future operating results.

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

                                  (continued)

(2)    ACQUISITIONS - CONCLUDED


       JJ&D, LLC INVESTMENT

       On May 23, 1996 the Company purchased a 20% investment in JJ&D, LLC by tendering $100,000 in cash, issuing a $100,000 non-interest bearing 120 day note and issuing 298,507 options to purchase the Company's restricted common stock. The options are exerciseable for three years at $1.00 per share. JJ&D, LLC has obtained the exclusive rights from A Communications, LLC to market, in the United States, A Communications' proprietary SMR frequency agile quick start module. This investment is being accounted for using the equity method of accounting. All significant intercompany transactions since May 23, 1996, have been eliminated. Condensed financial information of JJ&D, LLC for the nine months ended September 30, 1996 is summarized below:

       ----------------------------------
       Condensed Financial information:
         Current Assets                           $  195,486
         Non-current Assets                       $        -
         Current Liabilities                      $   26,100
         Shareholders' Deficiency                 $ (221,586)
         Net Income                               $  177,470



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
                                                         -----------

                                                         $ 2,414,053
                                                         ===========

       JJ&D MASTER PURCHASE AGREEMENT


       On September 13, 1996, the Company signed a purchase agreement with JJ&D, a related party (see Note 2). The agreement states the Company is to purchase, within one year from the date of this agreement, SMR equipment from JJ&D valued at approximately $885,000, a portion of which is to be paid with the issuance of common stock of the Company. In September 1996, the Company issued 295,000 options in connection with the agreement valued at $1.60 per share totaling $472,000. This valuation is calculated as follows: average market price of shares on date of closing (9/13/96 = 5.19) multiplied by 50% for restriction minus the option price ($1.00) and is included in the balance sheet as deposit on purchases. The options vest at 1,000 per unit as the equipment is shipped and the value balance sheet. The agreement also takes into consideration equipment previously purchased and shipped of 35 units, therefore at September 30, 1996, 35,000 option shares have vested and $56,000 of the original amount has been reclassified into property and equipment.

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1996

                                  (continued)

(5)    FCC LICENSES

       FCC licenses consist of the following:

                                                       September 30,
                                                           1996
                                                       -------------
             FCC licenses                               $ 1,548,299

             Less accumulated amortization                 (134,051)
                                                        -----------
                                                        $ 1,414,248
                                                        ===========


(6)    INVESTMENT IN LICENSE OPTIONS

       The Company has entered into various option agreements to acquire FCC radio licenses for SMR channels and also entered into management agreements with the licensees of the SMR channels. Depending on the size of the market in which the channel is located, the Company paid $100 to $1,500 for each option. As of September 30, 1996, the Company has invested $3,020,012 in license options. The total purchase price of the licenses under option, including commissions, amounts to approximately $32,593,168 and $43,000,000 at September 30, 1996 and December 31, 1995,
       respectively. The agreements allow the Company to purchase licenses within a specified period of time after the agreement is signed. On February 2, 1996, the Company made a down payment on approximately 140 of certain license options and issued 285,860 restricted shares of its common stock as payment of 40% of the purchase price of these licenses. The issuance of the stock valued, at $821,848, is recorded as an investment in license options on September 30, 1996. In addition, the Company made a down payment on approximately 8 of certain license options and agreed to issue 11,440 restricted shares of its common stock as payment of 40% of the purchase price of these licenses. The shares have been valued at $32,890 and have been recorded as Stock Subscriptions Receivable at September 30, 1996.

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

(7)    GAIN ON FORGIVENESS OF DEBT

       In September 1996, one of the Company's vendors, signed a release agreement to except $90,000 as full payment of all the Company's outstanding liability to them. Total outstanding liability at this time was $137,450. The resulting gain of $47,450 will be reflected in the Company's statement of operations under gain on forgiveness of debt.


 (8)   LONG-TERM DEBT

                                                                         September 30,
        Long-Term debt consists of the following:                            1996
                                                                          -----------
Note payable in connection with the asset purchase of General (see note
    3), payable in monthly installments of $12,500 through February
    1997, $13,750 through February 1998; thereafter, monthly payments are subject to annual CPI increases through February 2008 at which time the monthly payments are capped through February 2021
    Management has assumed annual CPI increases to be 2.5%
    Non-interest bearing with interest imputed at 9%, net of
    unamortized discount of $3,726,304 as of September 30, 1996           $1,210,394

Notes convertible to the Company's Common Stock, principal due June
    1999, interest due semi-annually June and December at a rate of 8%       985,000

Note payable to Bortex Trust in connection with asset purchase (see note 2) payable in monthly installments of $4,707 through May 1998,
    including interest at 12%                                                 84,947

Notes Convertible to the Company's Common Stock, principal due
    September 1998, interest due quarterly at a rate of 8%                 3,000,000
                                                                          ----------
                                                                          $5,280,341

Less current installments                                                    200,614
                                                                          ----------
                                                                          $5,079,727
                                                                          ==========

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1996

                                  (continued)



(8)    LONG-TERM DEBT - CONCLUDED



       Aggregate maturity of debt for the next five years is as follows:



         Year ended September 30:
               1997                                 $    199,363
               1998                                    3,211,740
               1999                                    1,156,592
               2000                                      175,881
               2001                                      180,278
                                                    ------------
                                                    $  4,923,854
                                                    ============


       DEBT CONVERSIONS

       During the 1996 third quarter, holders tendered $3,015,000 of the three year, 8% debentures for conversion into 1,883,049 common shares of the Company. The value of the note conversion plus interest amounted to $4,079,843.



 (9)   EQUITY TRANSACTIONS

       PREPAID OPTIONS

       In September 1996, in connection with the options granted to Libero for the purchase of CMRS & 800 MHz, the Company booked a liability for prepaid options in the amount of $2,082,116. As of September 1996, Libero exercised options to purchase 1,000,000 shares of the Company's common stock, depleting this liability by $500,000. Libero tendered the funds to prepay future option exercises. The amount was tendered to a third party to purchase back 1,514,266 shares of the Company's stock from a former officer/director. The shares were then tendered to the Company and subsequently canceled.

       DEBT CONVERSIONS

       UNRELATED PARTIES -- The Company issued 450,000 shares of restricted common stock valued at $.37 per share in lieu of cash payment of $153,000 for consulting services.

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

(9)    EQUITY TRANSACTIONS - CONCLUDED


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

        STOCK OPTIONS                            NUMBER OF SHARES
        ---------------------------------------------------------
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
                                                    ==========

       WARRANTS

       During the nine months ended September 30, 1996, the Company issued warrants in conjunction with the following transactions:

       - 549,471 issued in connection with the private placement unit sales (see "private placement").

       -    50,000 issued in connection with the Preferred Stock placement.


       The following is a summary of warrants outstanding and their terms as of September 30, 1996:

       WARRANTS                                NUMBER OF SHARES
       --------------------------------------------------------
       Outstanding at December  31, 1995          1,109,334
       Granted at $5.00 per share                   599,417
       Less -
       Exercised                                         --
       Lapsed or canceled                                --
                                                  ---------
       Outstanding at September 30, 1996          1,708,751

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1996


                                  (continued)



(10)   COMMITMENTS AND CONTINGENCIES

       LEGAL PROCEEDINGS

       The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


 (11) SUBSEQUENT EVENTS


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

       In connection with this purchase agreement, CCI entered into a financing and security agreement with Motorola for the equipment stated above. This agreement allows CCI to borrow up to a total of $5 million (the "Loan Facility"). This Loan Facility is available for draw downs during the effective date of the purchase agreement. The facility allows no more than one draw down per month. Each of the draw downs will be evidenced by a promissory note (the "Promissory Note"). Principle and interest on the Promissory Note are payable in arrears monthly from the date of each funding for a period of 36 months from the fund date. The agreement closed on October 25, 1996 and is subject to certain pledges, representations, warrants and covenants.

       AMERICAN CREDIT CORP LETTER OF INTENT

       In October 1996, the Company entered into an agreement with American Credit Corp to establish a $16,500,000 equipment financing facility for the purpose of purchasing analog systems and related equipment. The equipment will be purchased by American Credit Corp (the "Lessor") and leased to the Company. The agreement calls for a basic lease term of five years, beginning on the basic lease commencement date. There will be two basic lease commencement dates, July 1, 1997 for all equipment with funding dates on or before December 31, 1996, and January 5, 19987 for funding on or before December 31, 1997. The leases are paid in advance starting on the basic lease commencement date and continuing until the end of the term. At the expiration of the lease, the Company will have the right (a "Purchase Option") to purchase all, but not less than all, of such equipment at a purchase price equal to the fair market value of such equipment.

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

--------

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

----------

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

        (iii) Current Report on Form 8-K filed June 28, 1996, reporting the execution of the Stock Purchase Agreement dated June 14, 1996 by and between Chadmoore Wireless Group, Inc. and Libero Limited with Exhibit, and amendment thereto, on Form 8-K/A-1 filed July 30, 1996

        (iv) Current Report on Form 8-K filed July 11, 1996, reporting a private placement conducted by Registrant in accordance with Regulation S, wherein Registrant sold, through a Distributor, an aggregate $5,000,000 of 8% Convertible Notes due June 5, 1999.

        (v) Current Report on Form 8-K filed on December 31, 1996, reporting shares of Registrant's common stock issued pursuant to Regulation S since November 3, 1996, upon conversion of debentures and exercise of options, reported pursuant to the SEC's Division of Corporation Finance's interpretation of the new disclosure requirements set forth in SEC Release No. 34-37801.

        (vi) Current Report on Form 8-K filed on January 13, 1997, reporting shares of Registrant's common stock issued pursuant to Regulation S since December 27, 1996, upon conversion of debenture(s) and conversion of note(s), reported pursuant to the SEC's Division of Corporation Finance's interpretation of the new disclosure requirements set forth in SEC Release No. 34-37801.

        (vii) Current Report on Form 8-K filed on January 30, 1997, reporting the execution of First Amendment to Stock Option Agreement between Registrant and Libero Limited, limiting the number of options exercisable at any one time thereunder; and further reporting shares of Registrant's common stock issued pursuant to Regulation S, upon exercise of stock options on January 17, 1997, reported pursuant to the SEC's Division of Corporation Finance's interpretation of the new disclosure requirements set forth in SEC Release No. 34-37801.

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


                                 CHADMOORE WIRELESS GROUP, INC.



                                 By: /s/ Gary L. Killoran
                                     -----------------------------------------
                                     Gary L. Killoran, Chief Financial Officer

DATE:   February 5, 1997

                                EXHIBIT INDEX


EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------

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

--------

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