Form 10KSB
period 1996-12-31
CHADMOORE WIRELESS GROUP INC
filed 1997-03-31
CIK 815755

                                  FORM 10-KSB
===============================================================================

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                            -----------------

                                      or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to ____________

                        Commission File Number: 0-20999

                         CHADMOORE WIRELESS GROUP, INC.
                  Name of small business issuer in its charter

          COLORADO                                     84-1058165
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                  4720 POLARIS STREET, LAS VEGAS, NEVADA 89103
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (702) 891-5255
                                              --------------

Securities registered under Section 12 (b) of the Exchange Act:   NONE

Title of each class and name of each exchange on which registered:

NONE                                    NONE
-----------------------------           ----------------------------

Securities registered under Section 12 (g) of the Exchange Act:

                         COMMON STOCK, $.001 PAR VALUE
                         -----------------------------

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15
(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.   $ 1,906,206

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days. AS OF MARCH 17, 1996, THE AGGREGATE MARKET VALUE OF THE COMPANY'S COMMON STOCK HELD BY NON-AFFILIATES WAS $22,897,806. State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. AS OF MARCH 17, 1996, 19,748,053 SHARES OF COMMON STOCK WERE OUTSTANDING.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES     NO  X
                                                                   ---    ---
===============================================================================

                                  FORM 10-KSB
===============================================================================

                                     INDEX

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

ITEM 2.  DESCRIPTION OF PROPERTY

ITEM 3.  LEGAL PROCEEDINGS

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.  PLAN OF OPERATION

ITEM 7.  FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

===============================================================================

                                  FORM 10-KSB
===============================================================================

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

Chadmoore Wireless Group, Inc. (the "Company"), formerly CapVest International, Ltd.("CapVest") is a development stage company, incorporated in the State of Colorado in 1987. In February 1995, the Company entered into and reorganized under an Agreement and Plan of Reorganization (the "Reorganization") with Chadmoore Communications, Inc., a Nevada corporation ("CCI"). In the Reorganization, CCI shareholders owning 85% of the outstanding shares of CCI exchanged their shares for 89% of the shares of the Company, causing CCI to become a majority-owned subsidiary of the Company. Also in February 1995, the Board of Directors of CapVest resigned, new members were appointed to fill the vacancies, and CCI management assumed responsibility for the Company's affairs. As of April 21, 1995, the shareholders of the Company approved the change of its corporate name to "Chadmoore Wireless Group, Inc." to reflect the primary business operations of its newly acquired subsidiary.

In June 1996, the Company acquired and continues to own all of the issued and outstanding stock of CMRS Systems, Inc. ("CMRS") and 800 SMR Network, Inc. ("800"), companies engaged in the business of constructing, managing and operating Specialized Mobile Radio ("SMR") systems. (See GENERAL DEVELOPMENTS). In addition, the Company does business through its subsidiary Chadmoore Construction Services, Inc. ("CCSI"). The Company also does business through its second-tier subsidiary Chadmoore Communications of Tennessee, Inc., ("CCT"). The Company also has a second-tier subsidiary, Chadmoore Communications of Memphis, Inc., which is non-operational.

The Company's publicly held common stock trades over-the-counter and is reported on the Electronic Bulletin Board of the National Association of Securities Dealers under the symbol "MOOR". The Company's principal executive offices are located at 4720 Polaris Street, Las Vegas, NV, 89103, and its telephone number at that address is (702) 891-5255.

GENERAL DEVELOPMENTS

The Company is engaged, through its subsidiaries CCI, CCT, CMRS and 800 (collectively, the "Subsidiaries") in the development, operation and acquisition of SMR wireless communication services. SMR refers to the Specialized Mobile Radio frequencies licensed by the Federal Communications Commission (the "FCC") to provide two-way mobile communication services using radio spectrum in the 800/900 MHz bands. The Subsidiaries own, manage and operate analog SMR systems in Memphis, Tennessee, Little Rock, Pine Bluff and Fayetteville, Arkansas (collectively, the "Operating Systems"). The Operating Systems service approximately 2,300 subscriber units. In addition, the Subsidiaries have options to acquire and management agreements in place encompassing approximately 7,000 channels. (See OPTIONS TO ACQUIRE LICENSES AND MANAGEMENT AGREEMENTS)

                                  FORM 10-KSB
===============================================================================

Since its Reorganization, the Company has concentrated its efforts on acquiring interests in licenses in over 200 selected markets ("Proposed Operating Territory"), located in smaller cities (having populations between 25,000 and 1,500,000), towns and rural areas. The Company is working to position itself to provide SMR service in the Proposed Operating Territory. The Subsidiaries' efforts to date have consisted primarily of entering into irrevocable, exclusive five and ten-year options to acquire SMR channels in the Proposed Operating Territory. In connection with each such option, the Subsidiaries contemporaneously entered into like term management agreements with the license holders to develop, maintain and operate the SMR channels. The Subsidiaries have also constructed systems for certain channels either to meet FCC mandated construction deadlines or to help in achieving the Subsidiaries' marketing objectives.

The markets comprising the Proposed Operating Territory are located in 49 states and in the U.S. Territories of Puerto Rico and the Virgin Islands, and have an aggregate population of in excess of fifty million (50,000,000) based on the 1990 U.S. Census Metropolitan Statistical Area figures reported by Rand McNally. This population number represents the number of people residing in the Proposed Operating Territory and is not intended to be indicative of the number of users or potential penetration rates as the Company establishes operating SMR systems.

The Company's primary objectives are to continue operating and developing analog SMR systems within the Proposed Operating Territory, and to effectively deploy capital, become cash flow positive in the shortest time possible and maximize return on investment, thereby increasing shareholders' value. The Operating Systems use analog SMR technology to provide the Company's subscribers with "dispatch" and "mobile telephone interconnect" services. (See CURRENT OPERATING SYSTEMS - DISPATCH, AND - MOBILE TELEPHONE SERVICES) The Company believes these analog SMR services are a flexible and low cost way to meet the demands of its principal targeted market: businesses within the Proposed Operating Territory having a need to communicate with numerous people working outside a fixed office.

As an alternative to its analog technology systems, the Company has considered but postponed implementing spectrum-efficient, feature-rich digital infrastructures ("Advanced Mobile Networks"), such as the integrated Dispatched Enhanced Network ("iDEN") system, manufactured by Motorola, Inc. ("Motorola"). In February 1996, the Company executed a purchase agreement with Motorola for its iDEN product. The agreement was conditional upon the Company acquiring acceptable financing. The Company had intended to obtain the required financing through Motorola's financing division. However, the capital and other costs associated with such digital SMR technology are substantially higher than the costs associated with an analog system, and the Company believes that the increasingly competitive nature of the wireless communications industry has increased the risks associated with the higher costs of such digital technology systems. The Company therefore did not consummate the Motorola agreement, and conducted an in-depth engineering and operational analysis of the Company's existing market positions and the impact of the greatly increased capital cost associated with Advanced Mobile Networks. As a result of this analysis, the Company determined that the most feasible way to construct and operate its systems on the wide scale desired by the Company is to utilize advanced analog SMR equipment, including, but not limited to, Motorola's Smartnet II radio systems. The Company has therefore deferred implementation of Advanced Mobile Networks until analog systems are unable to accommodate market demand. (See MARKETING and TECHNOLOGY - BASIS FOR TECHNOLOGY IMPLEMENTATION).

The Company has several key personnel on its management team with extensive experience in the wireless communications industry. Their experience ranges from managing, operating and financing cellular systems, to engineering and constructing SMR, broadband Personal Communication Services ("PCS") and cellular systems, to participating in the finance and budgeting aspects of these rapid growth industries. (See TECHNOLOGY). This management experience is a key component in the Company's ability to successfully acquire, implement and market SMR systems.

                                  FORM 10-KSB
===============================================================================

OVERVIEW OF THE WIRELESS COMMUNICATIONS INDUSTRY

The wireless communications industry provides high-quality, high-capacity communications services to vehicle-mounted and hand-held portable telephones and other two-way radio units. In 1974, the FCC created SMR when it reallocated 115 Megahertz ("MHz") of radio spectrum from the federal government and UHF television in the 800/900 MHz bands to land mobile service use. Of such 115
MHz, the FCC allocated 50 MHz for cellular mobile telephone service and 46 MHz for private radio services, including SMR. The SMR systems occupy a block of radio spectrum immediately adjacent to the cellular frequencies. The FCC divided the remaining 19 MHz among six different mobile radio services. Since August 10, 1996, all providers offering interconnect services have been governed by the Commercial Mobile Radio Services branch of the FCC, thereby placing all such providers under similar regulatory regimes, although the FCC has not yet released some of its rules pertaining to SMR. Prior to that date, the FCC had regulated the cellular providers and SMR providers differently. The FCC still awards only two licenses for cellular service in any specific geographic area, where SMR is currently licensed on a site specific basis and is typically reserved for the exclusive use of the licensees over an area of a 35 mile radius.

An analog SMR system generally consists of between five and 20 SMR channels which are trunked together to permit the system to automatically route calls to the first open channel. Systems using non-trunked channels typically require a user to wait until the channel for which its radio is programmed to become available for use and cannot be efficiently loaded with as many customers per channel. The signal emitted by a high power SMR repeater station transmitter will generally cover a radius of approximately 20 to 35 miles from the transmitter site. The exact distance is dependent upon the height of the tower, the power output of the transmitter and the topography of the service area, with terrain obstacles such as buildings and hills having an adverse effect on signal strength. If a subscriber's needs span more than one SMR coverage area, the subscriber may elect to have its units programmed to operate with multiple stations to provide a broader service area, either through the same SMR operator or from multiple SMR operators in the same or adjacent service areas.

The first commercial SMR system became operational in 1978, prior to commercial cellular operation. By December 31, 1996, subscriber units for SMR services were estimated at 2.3 million and the cellular telephone units were estimated at 42.9 million. With the introduction of cellular service to the public in the 1980's, the wireless communications industry has grown significantly. The Company believes this rapid growth has been fueled, in part, by the changing lifestyles of the American public and by rapid advances in the miniaturization, functionality and reliability of subscriber equipment. Industry growth continues to be dominated by cellular service providers.

Until the late 1980's, the SMR industry primarily consisted of a widely fragmented number of small operators, although Motorola had acquired a significant number of SMR channels and SMR systems. Such small operators principally provided push-to-talk communications ("dispatch") for companies with the need to communicate with field-based personnel. This service permits shorter duration communications than mobile telephone service, thereby placing less demand on the system. This limited use of available technology was primarily the result of FCC regulations in place at that time. Such limitations, most notably the loading requirements imposed by the FCC, caused SMR operators to focus on two-way fleet dispatch services. However, analog technology, as well as FCC regulations for SMR systems, now allow for the provision of a broad range of mobile communication services, including mobile telephone, dispatch, paging, data transmission and telemetry services. In addition, in the late 1980's, large companies other than Motorola began acquiring a significant number of SMR channels and SMR systems.

                                  FORM 10-KSB
===============================================================================

In contrast to the restrictive FCC rules and regulations governing SMR systems, the FCC rules and regulations governing cellular systems historically allowed for the development of technologically advanced system architecture. The cellular industry has therefore advanced rapidly and provides call clarity and quality that have been historically superior to that of an analog SMR system. However, the Company believes that call clarity and quality should be virtually indistinguishable between an SMR system and a cellular system if each applies similar technology and are governed by comparable FCC rules and regulations. The Company therefore believes that the changing FCC regulatory environment, which now subjects both SMR and cellular providers to comparable rules and regulations, presents the Company with significant opportunities to market mobile telephone services on a cost competitive basis to its target market in the Proposed Operating Territory, especially in those markets where the Company elects to employ state-of-the-art transmission technology.

Early in 1996, the first auction winners of PCS licenses began commercial operation with products and services closely resembling those currently being offered by cellular operators. PCS systems differ from analog cellular telephone service principally in that PCS systems operate at a higher frequency band (1850-1990 MHz radio spectrum), have more spectrum allotted and have different license areas. The FCC has allocated 120 MHz of radio spectrum in the 1850 to 1900 MHz band, divided into six separate spectrum blocks, for licensed PCS services. The FCC sponsored auctions for the A and B blocks that ended in March 1995, and the FCC granted the A and B block licenses in June 1995. The remaining blocks, C (30 MHz), D (10 MHz), E (10 MHz), and F (10 MHz), are allocated to the 492 Basic Trading Areas ("BTA's"). The auctions were concluded in the fourth quarter of 1995.

BUSINESS STRATEGY

The business objective of the Company is to become a major provider of wireless communication services to its targeted market in the Proposed Operating Territory. To meet this goal, the Subsidiaries have entered into irrevocable, exclusive five and ten-year options to acquire and management agreements for approximately 7,000 SMR channels in the Proposed Operating Territory. In selecting channels to acquire, the Company focused on cities within the Proposed Operating Territory that have a population of 25,000 to 1,500,000 and are linked by significant highway systems with high volumes of traffic. FCC approval of all acquisitions is required. Where the Company is unable to enhance its channel position in a particular market through the purchase of an existing SMR system, the Company intends to pursue joint venture arrangements with other SMR operators. The purpose of such a joint venture is to afford increased customer capacity without the typical capital expenditures necessary for growth. However, no assurance can be given that owners of SMR systems will be willing to enter into such joint venture arrangements with the Company. In addition, any joint ventures and purchases will be dependent on the negotiation of terms acceptable to the parties involved. As a third alternative, the Company will consider operating SMR systems through management arrangements consistent with FCC rules, regulations and policies.

The Company prioritizes its markets considering the following criteria: adequate channel densities, lack of current capacity with existing operators, immediate distribution through existing SMR operators, and significant population base within the service area.

Within each market, the Company identifies non-operating and operating SMR systems and then determines which SMR systems are available either for acquisition or a joint venture arrangement. Because of the attractiveness of markets having more concentrated population, the Company focuses its efforts on strong relationships in these markets and obtains channels therein or arranges joint ventures as quickly as possible. The Company believes licenses for the surrounding areas are in less demand than the licenses in larger cities in the Proposed Operating Territory, due to the lower population densities, and will be focused on once the primary market is in operation.

                                  FORM 10-KSB
===============================================================================

As SMR licenses are acquired, constructed or otherwise managed by the Company within a particular market, the Company focuses on increasing the number of subscribers for its SMR services, coupled with marketing efforts to retain existing subscribers and to offer new features as they become available on the Company's SMR system. With these anticipated programs, the Company's revenue stream is expected to increase, however, no assurance can be given that the Company's marketing efforts will be successful in view of the highly competitive nature of the wireless communications industry. Assuming such subscriber growth and revenue stream increase occurs, when an analog SMR system approaches subscriber unit capacity, the Company intends to evaluate whether to implement an Advanced Mobile Network offering increased capacity and features.

The Company believes the foregoing acquisition and implementation strategy allows it to form regional operating systems in the Proposed Operating Territory. Such regional systems would then provide the Company with operational economies. No assurance can be given, however, that the Company will be able to make any or all of the acquisitions necessary to establish regional operating systems and, in turn, to experience such economies. In addition, the Company's operations could be adversely affected if it is unable to implement Advanced Mobile Networks. Such an implementation would significantly increase capacity and offer a wider range of communication services than is now available on the Company's analog SMR systems. For example, if the Company is unable to implement Advanced Mobile Networks, it may lose market share if subscribers move to other operators who are able to offer such expanded services, or the Company may prematurely reach system capacity and then be unable to add more customers without sacrificing system quality.

CURRENT OPERATING SYSTEMS

The Company's Operating Systems are analog SMR systems encompassing Memphis, Tennessee, Little Rock, Pine Bluff and Fayetteville, Arkansas. The Memphis Operating Systems (the "Memphis SMR System") is comprised of 40 800 MHz SMR stations licensed by the FCC for the Memphis area, an additional 20 channel 800 MHz SMR stations serving the greater Memphis area, certain 450 MHz Business Radio license stations, and required equipment, and property. CCT managed the Memphis SMR System from April 28, 1994 to March 8, 1996, pursuant to a letter agreement with General Communications, Inc., a Tennessee corporation, and related parties (collectively, "General Communications"), which letter agreement also contemplated CCT's acquisition of the Memphis SMR System. General Communications and CCT executed the definitive Asset Purchase Agreement (the "Asset Purchase Agreement") on November 2, 1994. The Asset Purchase Agreement originally provided that CCT's acquisition of the Memphis SMR System was to have occurred through five separate phases over an unspecified period of time. However, the Company re-negotiated the Asset Purchase Agreement and acquired the Memphis SMR System, subject to approval by the FCC, on March 8, 1996, in exchange for cash, common stock of the Company and a 30-year promissory note in the principal amount of $4,110,000. The note is subject to annual adjustments based on the Consumer Price Index in years three through thirteen.

CCT and General Communications submitted a joint application for approval of the CCT acquisition of the Memphis SMR System to the FCC in March, 1996. The Company anticipates the FCC will issue its order in the near future. Because the application concerns the acquisition of an existing operating system, the Company believes the application satisfies applicable FCC criteria, and therefore anticipates the FCC will grant its approval. No assurance can be given, however, that the FCC will in fact approve the acquisition.

                                  FORM 10-KSB
===============================================================================

The Subsidiaries may offer the following services on their existing analog SMR systems:

Dispatch. Dispatch is a two-way wireless communication service for which the subscriber uses a uniquely coded radio receiver for business users who have a need to communicate between a central dispatch point and/or "in the field" personnel, but do not require access to the Public Switched Telephone Network ("PSTN"). Users can choose to communicate to a group or only selected individuals. Users of radio dispatch services typically include contractors, service companies and delivery services that have significant field operations and need to provide their personnel with the ability to communicate directly with one another, or the central office, either on a one-to-one or one-to-many basis.

Mobile Telephone Services. SMR operators are authorized to provide mobile communications services to business and individual users, including interconnection with the PSTN, which is similar to the access provided by cellular mobile telephone service. Customers who subscribe to mobile telephone service are issued a 10 digit telephone number and may make or receive telephone calls from any location within the Company's service network to or from any telephone number that is accessible through the local and long distance wireline systems.

The Subsidiaries recognize revenue from monthly telephone interconnect and dispatch services based on monthly access charges per radio. Additional revenue is recognized by the Subsidiaries in the case of telephone interconnect service based on air time charges as used. Revenue is also recognized from equipment service upon acceptance by the customer of the work completed as well as from the sale of equipment when delivered.

A mobile user may initiate either mobile telephone calls or dispatch calls from its mobile equipment, depending on the equipment and particular packages they choose. For telephone interconnect users, the Company provides service through the PSTN. This service is similar to cellular mobile telephone service ("Cellular") in its ability to make or receive a call anywhere in the world while in its service area. Mobile telephone users represent approximately 10% of the users of the Memphis SMR System. Fleet dispatch service represents approximately 90% of the users of the Memphis SMR System, and 450 MHz channels combined.

As the Subsidiaries expand into the Proposed Operating Territory, they will initially offer analog SMR service similar to that offered through the Operating Systems. As market requirements dictate, the Subsidiaries plan to implement Advanced Mobile Networks, which would allow them to significantly increase their operational capacity and features.

OPTIONS TO ACQUIRE LICENSES AND MANAGEMENT AGREEMENTS

Options to Acquire Licenses. To achieve the Company's business objective of becoming a major provider of wireless communication services to the targeted market in the Proposed Operating Territory, the Company, through its Subsidiary CCI, has entered into irrevocable, exclusive five-year options to acquire approximately 1,700 SMR channels (the "CCI Options"). Each of the CCI Options gives CCI the right to acquire certain 800 MHz SMR stations subject to FCC rules, regulations and policies. However, any acquisition of an SMR station by CCI pursuant to exercise of a CCI Option is subject, among other things, to the station becoming operational within the time required by applicable FCC regulations and to the subsequent approval of the acquisition by the FCC. The majority of all the SMR stations subject to the CCI Options are currently non-operating.

                                  FORM 10-KSB
===============================================================================

The Company paid $100 to $1,500 for each CCI Option, with the price depending primarily on the size of the market in which the corresponding channel is located. As of December 31, 1996, the Company had invested $3,202,347 in the CCI Options. The total purchase price of the licenses subject to the CCI Options, including commissions, was approximately $32.7 million and $43.0 million at December 31, 1996 and 1995, respectively. The CCI Options allow the Company to purchase the licenses within a specified period after the option agreement is signed in exchange for consideration of cash and/or Company common stock. Between December 1995 and December 1996, the Company made down payments on approximately 495 licenses and issued 859,560 restricted shares of its common stock as payment of the full option price, which is equal to 40% of the purchase price of the licenses under the CCI Options. The Company satisfied the full option price obligation of $4,297,800 with the issuance of common stock with an estimated fair value of $1,714,996, during 1996.

Certain CCI Options required down payments in January 1996. The Company submitted an amendment to the option holders which would increase the down payment and move the date to September 9, 1996. Of the options the Company desired to amend, approximately 94% of the option holders executed the amendments. On September 6, 1996, the Company submitted a second amendment for the CCI Option holders which would change the down payment amounts to a series of $100 quarterly payments instead of one lump sum. The first series payment was sent on September 9, 1996, and amounted to $116,000. The second series payment was sent on December 18, 1996, and amounted to $99,200. Approximately 96% of the CCI Option holders executed the second amendment. With respect to the remaining CCI Options on which a holder has not executed an amendment, the Company is in default of the terms thereof. The holders of such options have not yet, however, elected to terminate the options based on this default. Notwithstanding this failure to act, such holders may at any time terminate their options or exercise other remedies with respect thereto, unless the amendment is executed or the Company meets its monetary obligations thereon.

Once an SMR station is operating, CCI may exercise its CCI Option to acquire the license at any time prior to the expiration of the CCI Option. The Company, through CCI, presently intends to exercise all CCI Options, but such exercise is subject to certain contingencies. These contingencies include constructing a station for the corresponding channel within the time allotted by the FCC, maintaining the station once constructed, having the financial ability to purchase the license and the FCC approval of the transfer. Subject to certain exceptions, the average construction period allowed by the FCC for an SMR system is one year from the date the license is issued to the third party owner. (See GOVERNMENT REGULATIONS). In general, construction is completed within 10 days from commencement of the construction.

The Company, through CCI, may elect not to exercise a CCI Option for various business reasons, including the Company's inability to acquire other stations in a given market, making it economically unfeasible for the Company to offer an SMR system in such market. If CCI does not exercise a CCI Option, its grantor may retain the consideration previously paid by the Company. Moreover. if CCI defaults in its obligations under a CCI Option, the grantor may retain the consideration previously paid by the Company as liquidated damages. Further, if the SMR system is devalued by CCI's direct action, CCI is also liable under the CCI Option for the full option price, provided the grantor gives timely notice.

The CCI Options also authorize a court to order specific performance in favor of CCI if a grantor fails to transfer the license in accordance with the CCI Option.

                                  FORM 10-KSB
===============================================================================

On June 14, 1996, the Company acquired all of the outstanding stock of 800 and CMRS (collectively, the "Management Companies"). The Management Companies have entered into management agreements (collectively, the "Management Agreements") with certain companies (collectively, the "Companies"). The respective shareholders of the Companies have granted to the Management Companies options to acquire all of the stock of the Companies (collectively, the "Options"), at such time as all conditions of such transfer of control have been met, as set forth in the FCC rules, regulations and policies and as required by ss.310 of the Communications Act of 1934, as amended, 47 U.S.C. ss. 151, et seq. (including the rules and regulations of the FCC promulgated thereunder, the "Communications Act").

The total consideration for the acquisition of the stock of the Management Companies was valued at $32,459,589 and was paid with a combination of cash, restricted stock and options to acquire Company common stock. Based on an independent consultant's appraisal of the fair market value of the assets exchanged, the Company has allocated $9,737,877 of the combined consideration to the Options.

The exercise price under the Options is payable by the Management Companies with an amount of their own stock equal to 10% of the then issued and outstanding stock. Such Management Companies' stock is to be issued and allocated on a pro-rata basis to the licensees based on their individual license percentage of the total. No cash consideration is payable upon exercise of the Options by either the Company or the Management Companies.

Management Agreements. In addition to the Memphis SMR System, for which CCT has filed for transfer with the FCC, the Company, through its subsidiary CCI, manages analog SMR systems licensed to third parties. Each of these management agreements (collectively, the "CCI Management Agreements") have been executed by CCI in connection with each of the CCI Options. Therefore, in the case of each such CCI Management Agreement, CCI has also an option to acquire the managed SMR systems. In general, the terms of the CCI Management Agreements are for five years, plus an additional five years at the option of CCI.

The Company, through CCI, is obligated under the CCI Management Agreements to complete the construction of the SMR system for those stations which have not been constructed. In this role CCI acts under the direction and ultimate control of the license holder and in accordance with FCC rules and regulations. The CCI Management Agreement provides that CCI's construction costs are reimbursed to it from the revenues generated by the SMR system until the corresponding CCI Option is exercised. CCI also has responsibility for the day-to-day operations of the SMR system, subject to the supervision of the license holder. This responsibility includes, among other things, maintaining the minimum number of mobile units on the SMR system as required by the FCC, billing the subscribers of the systems, collecting all the revenues and paying for all expenses after the SMR system becomes operational. After costs, including reimbursement for construction costs, the fee for such management services is a percentage of any profits from the SMR system.

The Management Companies intend to engage in the business of constructing and managing mobile radio stations ("Stations"). Pursuant to the Management Agreements CMRS or 800, as the case may be, has agreed in accordance with applicable FCC rules, regulations, and policies to construct and manage all of the Stations for which the Companies have received licenses from the FCC. Based on an independent consultant's estimate of the fair market value of the assets exchanged, the Company has allocated $22,721,712 of the combined consideration to the Management Agreements. The Company will begin amortizing the cost allocated to the Management Agreements over the useful lives commencing upon the underlying Station being placed in service not to extend past June 2006.

Because a substantial majority of the SMR stations subject to the CCI Management Agreements and the Management Agreements are not operational, the Subsidiaries have recognized minimal revenues from the CCI Management Agreements and Management Agreements.

                                  FORM 10-KSB
===============================================================================

To the extent the CCI Management Agreements or the Management Agreements remain in place, no assurance can be given that they will continue to be accepted by the FCC or will continue in force. In accordance with FCC regulations, the license owner maintains control over the license. The Company believes that the Subsidiaries are currently in compliance with all Management Agreements and except as noted above, with all CCI Management Agreements. The Company also believes that its and CCI's relations with license owners are good.

The FCC recently adopted several decisions concerning management agreements which will require commercial mobile radio service providers to use management agreements that meet criteria found acceptable for common carriers. The CCI Management Agreements and Management Agreements meet such criteria as currently known.

MARKETING

The Company is focusing its marketing efforts on businesses located in the Proposed Operating Territory that have numerous people working outside of a fixed office. In order to effectively complete their tasks, such people require frequent communications with each other and with their office as well as with other individuals or work groups. The Company offers as a solution two-way radio dispatch services among the individuals/vehicles, as well as periodic mobile telephone interconnect services and combinations of both services. Although recent FCC rule changes now would allow Cellular or PCS providers to offer this combination of services, they do not currently do so. Moreover, to the Company's knowledge, no Cellular or PCS provider has chosen to implement the dispatch ("one to many") functionality available on the Company's analog dispatch service. (See CURRENT OPERATING SYSTEMS - DISPATCH, and - MOBILE TELEPHONE SERVICES). The Company believes that its subscribers can realize significant cost savings by obtaining both dispatch and periodic mobile telephone interconnect services through the Company. The Company also offers to its the subscribers the option of using the Company's two-way dispatch service to contact other Company subscribers without accessing the PSTN, thereby avoiding PSTN interconnect charges and resulting in costs lower than telephone interconnect services.

The Company employs its own sales staff to market its services for the Memphis and Little Rock Operating Systems directly to potential subscribers and to create marketing campaigns using a variety of media, such as newspaper, yellow pages and advertising circulars. For individual subscribers, the Company markets its mobile telephone service, similar to cellular, by focusing on the market segment that has a monthly cellular bill in excess of $100 and typically uses dispatch services as well. The Company attracts these mobile telephone users by offering service at a cost 20% to 25% below that of traditional cellular. When a sale is completed, the subscriber units are typically installed, if necessary, and are maintained for a fee by the Company's in-house service staff. This staff is also responsible for maintaining both the Company's analog SMR system and several systems for other operators and government agencies for a fee.

                                  FORM 10-KSB
===============================================================================

As additional markets become commercially operational, the Company has chosen as its main means of distribution the use of existing dealers to market its services. The Company believes that there are benefits as well as disadvantages to using this method of distribution. In the early stages of its growth, the Company believes that the benefits greatly outweigh the disadvantages. The primary benefit to using existing dealers for distribution is the greatly reduced capital and operational costs necessary to commercially offer the Company's services. The reduction of capital needed to market the systems, should correspondingly shorten the time necessary for each market to become cash flow positive. Using existing dealers as the primary method of distribution, the Company typically will not have to lease office space, purchase testing and installation equipment, and expects to greatly reduce its staffing requirements, if additional staff is required at all. The Company believes that the primary disadvantage of using dealers is the potential reduction in the amount of control the Company will have over the quality and quantity of sales and sales follow up. In light of the foregoing challenge, the Company plans to actively and aggressively work with and creatively provide the dealers with incentives to insure the highest level of customer satisfaction and that the growth objectives of the Company are consistently met. However, there can be no assurance that the Company will be able to identify or conclude satisfactory terms and conditions with dealers in a particular market within the Proposed Operating Territory, or attract dealers of the quality and quantity needed to service such a market. If the Company decides to offer its services in a market in which satisfactory dealers cannot be retained, it will be necessary for the Company to deploy its own in-house sales and support staff. There can be no assurance that the Company will be able to attract sales and support staff of the quality and quantity which it may require to service such a market.

As the Company continues to grow and acquires directly and/or manages an SMR system through a joint venture, it believes that it can add subscribers at a relatively low incremental cost through the use of creative marketing efforts of its in-house staff. The primary focus of the in-house staff is to direct the efforts of the network of dealers in its operational markets. In addition, the Company plans to implement ongoing programs designed to increase the average revenue per subscriber and strengthen customer loyalty. The Company believes this will result in increased profitability with relatively small increases in the capital improvements to the system being acquired or managed.

COMPETITION

The Company's success depends on its ability to compete with numerous wireless service providers in each of its existing and proposed markets, including Cellular operators, PCS service providers, digital SMR service providers, and other analog SMR operators. Since the late 1980s, larger SMR companies such as NexTel Communications Inc. ("NexTel") have been acquiring a large number of SMR channels and SMR networks which offer analog telephone, dispatch and paging services. The large SMR companies are focused on implementing a conversion from analog SMR technology to Advanced Mobile Networks, especially iDEN. Both Cellular and PCS are also incurring substantial capital costs as they implement digital transmission protocols on their systems. Cellular and PCS and, to a lesser degree the providers of digital SMR service, are focused on customers who want or need to place a majority of their calls through the PSTN. The integration of dispatch and interconnected calls on one system is currently being met by analog SMR and digital SMR providers.

The key factors relevant to competition by an operator in the wireless communication industry are the size of the coverage area, the pricing of each service, the quality of the communications (e.g., clarity, lack of interference), and the reliability and availability of the service (e.g., waiting time for a "clear channel", absence of busy signals, absence of transmission "disconnects" or failures) and the price of the subscriber units.

                                  FORM 10-KSB
===============================================================================

The Operating Systems each compete with two (2) established cellular operators and six (6) potential PCS auction winners/service providers, and in most cases NexTel and local/regional analog SMR operators. All such service providers offer services similar in function to the mobile telephone service now offered on the Company's analog SMR system, but only NexTel and any local/regional analog SMR operators currently provide the added functionality of dispatch communications. The Cellular operators have operated for a number of years and have a substantial subscriber base and mature distribution channels, as well as a more advanced system architecture. The PCS operators are beginning to construct their systems or have just commenced commercial operations and are beginning to develop their distribution channels. Analog SMR providers will provide services that are indistinguishable from those the Company will provide. While the products and services that they provide are similar, in many cases they do not have sufficient reserves of capacity to be aggressive in their marketing. While the competition for customers needing just mobile telephone service will be aggressive, the Company believes that the competition for customers needing the combination of services it will offer will be much less aggressive.

Although the Company believes it will be able to provide service ranging from two-way dispatch to telephone service comparable to analog Cellular mobile telephone and PCS services, there are certain differences. For example, Cellular and PCS mobile telephones are generally sold at lower prices than the mobile radios currently being sold by the Company. This is due to heavy subsidies from the service providers on the subscriber equipment. Both systems permit an automatic "hand-off" of ongoing calls from cell to cell, which generally prevents the interruption of a call. The Company's current SMR systems do not offer this feature, although a single SMR system's coverage area is typically larger than a single cell and the Company's subscribers can reinitiate calls as they move into another of the Company's SMR systems. In addition, the wireless telephone transmissions on cellular and PCS systems are generally perceived to be of better quality than that on an analog SMR system.

Cellular systems, and to a limited degree digital SMR and PCS systems, generally provide extensive automatic roaming capability, which will not be available for the Company's customers unless the Company implements an Advanced Mobile Network. Even then, roaming would be available only in the areas covered by an Advanced Mobile Network, or possibly in areas served by another company deploying similar technology with which the Company is able to negotiate a favorable roaming arrangement. Currently, roaming can be available only to the extent that the Company negotiates reciprocal customer access arrangements with other providers of similar SMR services.

The Company also faces competition from existing SMR systems and, to a lesser extent, from one-way paging services. The competition for analog SMR subscribers within the Proposed Operating Territory is generally limited to small- to mid-sized SMR operators with limited additional customer capacity and capital availability. It is anticipated, however, that one or more of the larger SMR operators, such as NexTel and other companies, will enter the Company's markets. NexTel is pioneering the implementation of iDEN nationwide, beginning in the larger metropolitan areas. By implementing iDEN, NexTel plans to transform its current analog SMR systems into Advanced Mobile Networks capable of providing services similar in quality and function to Cellular service with the additional functionality of short messaging and dispatch communications. As a leading SMR operator throughout the United States, NexTel will be a significant competitor in all or many of the markets the Company plans to operate.

                                  FORM 10-KSB
===============================================================================

The Company intends to compete based on its accumulation of system capacity through the exercise of the Options and CCI Options to acquire a large number of channels in markets throughout the Proposed Operating Territory, and by developing a series of regional networks linking core areas within the Proposed Operating Territory. The Company believes that its lower capital costs for infrastructure, will permit the Company to compete based on lower service charges and superior local customer service compared to digital SMR, Cellular, and PCS service providers. In addition, Cellular and PCS operators have only recently been granted authority from the FCC to provide dispatch or paging services. To the Company's knowledge, none has modified its system architecture to begin to offer dispatch service. The Company intends to compete with other analog SMR operators in its Proposed Operating Territory on price, customer capacity, market coverage and a local service presence.

TECHNOLOGY

The Company may also face competition from other technologies and services introduced in the future. The continued acceptance of analog SMR services may be affected by the development of new technology. Such technologies may be believed to be superior to analog SMR services and may be superior to the Advanced Mobile Networks technology that the Company may eventually implement.

For example, the Company will face competition from PCS. PCS is a digital wireless communication system that uses small lightweight units for a variety of mobile and portable services and technologies. These services include advanced voice paging and portable, two-way voice and data services. Since March 1995, the FCC has been auctioning frequencies for PCS use. For purposes of the PCS licensing, the FCC has divided the nation into 51 Metropolitan Trading Areas and 492 Basic Trading Areas. As a result, it is possible that up to six (6) PCS licenses could become operational in each proposed market.

In addition, the Company believes the technology for the wireless communications industry will continue to evolve. In anticipation of such evolution, the FCC has reallocated 220 MHz of radio spectrum for use by "emerging technologies", such as PCS, low-earth orbit satellites and mobile satellite systems. With respect to the latter system, the FCC has authorized a consortium of communication companies to provide mobile satellite systems and allocated the spectrum therefor.

Basis for Technology Implementation. The Company spent the 18 months prior to June 1996 researching and examining new digital SMR procedures and technologies. Each product and technology was rated on the following criteria:

Technology

o  System Quality
o  Features and Functionality
o  Stage Implementation
o  Spectrum Efficiency

Financial

o  Return on Investment
o  Capital Requirements
o  Future Cash Flow Generation

Vendor

o  Credibility
o  Reasonable Financing
o  Fit with Company Goals
o  Commitment to Development Schedule

                                  FORM 10-KSB
===============================================================================

The Company expects that new and innovative technological solutions will be introduced in the near future. As new concepts and solutions are introduced, the Company will continue to evaluate their feasibility to further enhance either the Company's ability to achieve its marketing objectives or to increase its return on investment. If at any time the Company decides to implement a new technological solution, it intends to carefully monitor its system performance so that the ability to serve its current customers is not impeded.

Implementation of Technology. On an on-going basis, the Company will evaluate and revise, as necessary, the anticipated implementation schedule as circumstances may change. The ability and/or necessity of the Company to construct and implement an Advanced Mobile Network depends on several factors, including capacity constraints, site procurement, customer demand for advanced features, sufficient marketplace demand to generate a suitable return on investment and availability of necessary capital. In addition, the Company intends to continue to review and revise its construction and implementation plans to permit the Company to prioritize the use of its capital and human resources to the areas requiring the greatest need, based on the market potential. The Company can give no assurance that it will be able to support the implementation of an Advanced Mobile Network or that it will not readjust its priorities so that construction or implementation is delayed in certain markets.

ADVANCED MOBILE NETWORKS

Advanced Mobile Networks now in service typically employ "Time Division Multiple Access" technology, which is software whose use is expected to result in a three to six-fold increase in the capacity of each channel deployed. In addition, capacity may be increased further through the use of low power sites enabling frequency re-use similar to cellular. It is anticipated that the most efficient Advanced Mobile Networks will employ low-power, multi-site transmitter configurations that would permit frequency re-use. Consistent with current technology as well as Advanced Mobile Networks, each site would be connected by microwave, fiber optic or conventional telephone lines to a switching center that would control the automatic switching of transmissions as a mobile unit travels from one transmitter service area to another as well as facilitate the connection to the PSTN.

DEPENDENCE UPON CUSTOMERS/SUPPLIERS

No customer of the Operating Systems accounted for more than 10% of the net revenues of the Company for the 12 months ended December 31, 1996. The loss of any one or more customers on the Operating Systems would not have a materially adverse effect on the Company. Seasonal factors do not materially affect the Operating Systems.

The Company's principal suppliers of analog SMR equipment are Motorola, Uniden and E. F. Johnson. The Company does not believe the loss of any one provider of analog SMR equipment would have a material adverse effect on its operations as compatible equipment for analog services is available from other suppliers and manufacturers. With respect to the equipment for the potential implementation of an Advanced Mobile Network, the Company would be dependent upon a single manufacturer. The equipment for Advanced Mobile Networks may not be compatible with equipment infrastructures offered by other manufacturers. The Company does not use substantial amounts of raw materials in its business.

In the past two fiscal years the Company has not incurred, and does not expect to incur, significant research and development expenses in connection with the equipment for its existing analog SMR systems or the potential implementation of an Advanced Mobile Network.

                                  FORM 10-KSB
===============================================================================

GOVERNMENT REGULATION

The Company's operations are subject to regulation primarily by the FCC. The licensing, operation, assignment and acquisition of 800 MHz SMR stations are regulated under the Communications Act. The rules and regulations governing the operation of SMR stations are set forth in Part 90 of the FCC's rules, 47 C.F.R. ss.ss. 90.1, et seq. In May, 1993, the FCC began revising its rules relating to the licensing and operation of 800 MHz SMR stations. Since that time, the FCC has adopted new rules converting interconnected SMR service from a private radio service to a Commercial Mobile Radio Service ("CMRS") and has proposed other new rules allowing operational flexibility and mandating future licensing by competitive bidding.

Federal Regulation. All SMR and CMRS licenses are issued as conditional licenses. The conditional licenses become licenses without condition only upon timely and proper completion of construction. If a licensee fails to complete construction of a station timely and properly, the license for that station cancels automatically, without any further action by the FCC.

Prior to imposition of CMRS regulation, the FCC issued SMR licenses for five year terms. Since January 2, 1995, CMRS licenses are to be issued for ten-year terms. All of the licenses managed by CMRS and 800 are issued for five year terms. Over ninety percent of the stations managed by CCI are licensed for five-year terms. Each license may be renewed at the end of the license term upon application to the FCC. Assuming timely completion of construction, all of the licenses issued to the Subsidiaries and managed by the Subsidiaries expire after January 1, 1998. While the FCC generally grants renewal of SMR licenses in routine fashion and the Company sees no reason why CMRS licensees will not be entitled to a similar renewal expectancy, there can be no assurance that the FCC will continue its current renewal practices or extend them to CMRS.

Goodman/Chan Waiver. Nationwide Digital Data Corp. and Metropolitan Communications Corp. (collectively, "NDD/Metropolitan"), traded in the selling of SMR application preparation and filing services to the general public. Most of the purchasers in these activities had no experience in the wireless communications industry. Based on evidence that NDD/Metropolitan had been unable to fulfill their construction and operation obligations to over 4,000 applicants who had received FCC licenses, the Federal Trade Commission ("FTC") filed suit against NDD/Metropolitan in January, 1993, in the Federal District Court for the Southern District of New York ("District Court").

The District Court appointed a receiver, Daniel R. Goodman, to preserve the assets of NDD/Metropolitan. In the course of the receiver's duties, Mr. Goodman, together with a licensee, Dr. Robert Chan, who had received several FCC licenses through NDD/Metropolitan's services, filed a request to extend the construction period for each of over 4,000 SMR stations. At that time, licensees of most of the stations included in the waiver request ("Receivership Stations") were subject to an eight month construction period. On May 24, 1995, the FCC granted the request for extension. The FCC reasoned that the Receivership Stations were subject to regulation as CMRS stations, but had not been granted the extended construction period to be awarded all CMRS licensees. In fairness, the FCC granted an additional four months in which to construct and place the Receivership Stations in operation. The grant of the Goodman/Chan Waiver is to become effective upon publication in the Federal Register. As of this date, the Goodman/Chan Waiver has not been published in the Federal Register.

                                  FORM 10-KSB
===============================================================================

The FCC has never released a list of stations it considers to be Receivership Stations. Nonetheless, on the basis of general descriptions of the Receivership Stations contained in FCC communications, the Company believes that many of the stations CCI manages are Receivership Stations. In cooperation with each licensee, CCI is proceeding with the construction of the Receivership Stations it manages. Because the FCC will not release a list of Receivership Stations, no assurance can be given that any of the stations managed by CCI are Receivership Stations or that the construction of all of the stations managed by CCI will be timely constructed. Only a portion of the stations managed by CCI are implicated in or involved with the receivership.

Pending Approvals/Denials. On June 16, 1995, CCI filed a request for approval of an extended implementation plan, concerning the construction of over two thousand SMR stations, with the FCC. On December 15, 1995, the FCC denied that request. On January 21, 1996, CCI timely appealed the adverse decision to the U.S. Court of Appeals for the District of Columbia Circuit (the "Court"). Briefs were filed and oral argument was heard on November 5, 1996. Based on relevant precedent, the Company believes there is substantial basis for the appeal. It cannot predict when the Court will issue an opinion, or whether that opinion will be favorable to the Company. If the Court denies the appeal, the licenses for a small number of the stations managed by CCI will be automatically canceled. Licenses for other stations included in the extended implementation plan have been preserved by the Goodman/Chan Waiver or are otherwise timely constructed and so are not subject to cancellation if the appeal is decided adversely to CCI.

The Company's subsidiaries, 800 and CMRS, manage over five hundred multi-channel trunked SMR stations representing over 5,000 channels and licensed to thirty-three corporations. The stations managed by 800 and CMRS Systems are included in a five-year Extended Implementation Plan granted by the FCC on March 31, 1995, under Section 90.629 of the FCC's rules, 47 C.F.R. ss. 90.629. Under the Extended Implementation Plan, as granted, the stations must be constructed in accord with a five-year construction plan. On December 15, 1995, the FCC requested that all licensees included in a Section 90.629 Extended Implementation Plan file documents rejustifying the extended construction period. A rejustification of the Extended Implementation Plan including the stations managed by 800 and CMRS was timely filed. While the Company believes that the FCC will grant at least two years to complete construction of the stations managed by 800 and CMRS, it cannot predict what the FCC's evaluation of the rejustification will yield. In any event, even if the FCC finds the rejustification to be meritless, under Section 90.629(e) of the FCC's rules, 47 C.F.R. ss. 90.629(e), 800 and CMRS will be given six months from the date of such determination to complete construction of the stations managed by 800 and CMRS.

Finder's Preferences. The Company's subsidiary, CCI, filed a number of Finder's Preference Requests targeting stations in the Southeastern United States. In January, 1997, the FCC granted nine (9) of CCI's Finder's Preference Requests, awarding CCI preferences for stations operating an aggregate of forty-one (41) frequency channels. The only granted Finder's Preference Request which was appealed involved a five-channel trunked 800 MHz SMR station, in Memphis, Tennessee. Eight (8) Finder's Preference Request were denied by the FCC. The Company has petitioned for reconsideration of those denials. The Company is unable to predict what action the FCC will take with respect to the appeal of the grant of the Finder's Preference Request or CCI's Petitions for Reconsideration.

CCI also filed a Finder's Preference targeting one hundred ninety-five (195) discrete frequency channels reused throughout a seven-state area in the Southeastern United States ("Wide-Area Finder's Preference"). On January 31, 1997, the FCC asked Nextel, as successor in interest in Transit Communications Corp., the targeted licensee in the Wide-Area Finder's Preference, to respond to the allegations set forth in CCI's Wide-Area Finder's Preference. The response was filed by Nextel at the FCC on March 18, 1997. CCI expects to file its reply to Nextel's filing by the required filing date. The Company is unable to predict what action the FCC will take with respect to the Wide-Area Finder's Preference.

The FCC periodically has various dockets under consideration which could result in changes to the FCC's rules, regulations and policies. Any rule, regulation or policy change has the potential to, from time to time, impact the operations and financial standing of the Company.

                                  FORM 10-KSB
===============================================================================

Regulation of Radio Towers. The transmitters for SMR stations typically are located on towers. The towers are regulated by both the FCC and the Federal Aviation Administration ("FAA"). The regulations concern geographic location, height, construction and lighting standards and maintenance. Failure to comply with tower regulations can result in assessment of fines against the tower owner or operator and has, historically, resulted in fines assessed against individual licensees located on an offensive tower. The owners of towers are responsible for compliance with FCC and FAA regulations. The Company does not own any towers, but serves as manager for two towers in Memphis, Tennessee. The Company conducts periodic inspections of the towers it manages. The Company maintains appropriate liability insurance, in amounts customary in the industry, to protect it from third-party claims arising from operation of its SMR stations and from towers it manages.

Other Federal Regulations. The Company and its Subsidiaries are generally subject to the jurisdiction of various federal agencies and instrumentalities in addition to the FCC and the FAA. While the Company believes that it and its Subsidiaries are operating in conformity with all applicable rules and regulations, policy and rule changes, and other actions of these agencies, could impact the operations and financial standing of the Company.

State Regulations. Currently state and local governments cannot regulate the rates charged by SMR operators. Such governments may, however, exercise regulatory powers over health, safety, consumer protection, taxation and zoning regulations with respect to SMR stations. Currently, the Operating Systems are not subject to any state or local regulatory restraint (other than generally applicable laws and regulations). However, SMR systems in states included in the Proposed Operating Territory other than those in which the Operating Systems are located may be subject to the respective state's regulatory authorities.

Regulatory Developments. In March, 1996, the Telecommunications Act of 1996 ("Telecom Act") went into effect. The Telecom Act effected significant change in regulation and market entry for communications service providers. Despite the Telecom Act's effect on the telecommunications industry as a whole, the Company does not anticipate any material adverse effect on its business arising from the Telecom Act.

Legislation or materially different rules may be proposed and enacted at any time and may materially adversely affect the operations of the Company and its affiliates. At this time, the Company is unaware of any pending legislation or rule-making proceedings which would have a material adverse impact on the current operations of the Company or its affiliates.

EMPLOYEES

At December 31, 1996, the Company had 39 full-time employees. None of the Company's employees are covered by a collective bargaining agreement and the Company believes its relationship with its employees is good.

                                  FORM 10-KSB
===============================================================================

ITEM 2. DESCRIPTION OF PROPERTIES

The Company's corporate office is located at 4720 Polaris Street, Las Vegas, Nevada. The Company leases an office at this address which consists of 6,865 square feet of space at a monthly rental of $5,561 under a two-year lease with renewal and escalation provisions. The lease on this property expired on March 15, 1996, and was extended to June 15, 1996. The Company has entered into a lease, effective the latter of the availability for occupancy or April 1, 1997, subject to occupation, for a new corporate office and warehouse facilities located at 2875 East Patrick Lane, Suites B-H, Las Vegas, Nevada. The new facility consists of 15,756 square feet at a monthly rental of $16,331 under a five-year lease with annual escalation provisions. At the completion of the Asset Purchase Agreement with General Communications, the Company, through its subsidiary, also owns an 8,000 square foot sales and service facility in Memphis, Tennessee. In addition, the Company leases a sales facility in Little Rock, Arkansas which consists of 1,000 square feet at a monthly rental of $875 under a one-year lease expiring in October, 1997. As the Company enters new markets with SMR services, it intends to lease additional sales and services facilities on a limited basis.

The Company, through its Subsidiaries, leases antenna sites for the transmission of its SMR services. These sites are located primarily on roof tops or free standing facilities. The terms of these leases range from month to month to 5 years, with options to renew. Most of the leases provide a termination period of 30 to 60 days by the Company or the site owner. The Company believes it is more economical to lease antenna sites rather than own the sites. The Company also recognizes that it may not be able to execute a lease for all sites and in the cases in which a lease can not be executed, the Company will construct and own sites.

ITEM 3. LEGAL PROCEEDINGS

On June 16, 1995, CCI filed a request for approval of an extended implementation plan for the construction of over two thousand SMR stations with the FCC. On December 15, 1995, the FCC denied that request. On January 21, 1996, CCI appealed the denial to the U.S. Court of Appeals for the District of Columbia Circuit. Briefs were filed and oral argument was heard on November 5, 1996. The Court has not issued an opinion. Based on relevant precedent, the Company believes there is substantial basis for the appeal. It cannot predict when the Court will issue an opinion, or whether that opinion will be favorable to the Company. If the Court denies the Appeal, the licenses for a small number of the stations CCI manages may be automatically canceled. Licenses for other stations CCI manages have been preserved by the Goodman/Chan Waiver or are otherwise timely constructed and not subject to the above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                  FORM 10-KSB
===============================================================================

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information. The Company's Common Stock has been listed on the NASD Electronic Bulletin Board since July 1995. The Company's Common Stock currently trades under the symbol "MOOR". As of March 17, 1997, there were 351 holders of record of Common Stock, including brokerage accounts. The transfer agent for the Common Stock is American Securities Transfer and Trust, Inc., Lakewood, CO 80215-5513.

The following table sets forth, on a per share basis, the closing high and closing low sale prices for the Company's Common Stock as reported by Tradeline International.

Fiscal Year 1995                            High Ask          Low Bid
----------------                            ---------         -------
Third Quarter (from July 17, 1995)          $5 1/2            $2 1/2
Fourth Quarter                              $7 1/8            $1 1/8

Fiscal Year 1996                            High Ask          Low Bid
----------------                            ---------         -------
First Quarter                               $6 3/8            $2 3/4
Second Quarter                              $7                $3 5/8
Third Quarter                               $5 1/4            $2 1/4
Fourth Quarter                              $3 11/16          $1 1/4

On December 31, 1996, the closing ask and bid price, on a per share basis, of the Company's Common Stock was $3 1/4 and $2 7/8, respectively. The above prices may not reflect actual transactions and represent prices between broker-dealers and do not include retail mark-ups or mark-downs or any commissions to the broker-dealer.

Dividend Information. The Company has paid no cash dividends to date. The Company anticipates that in the foreseeable future its earnings, if any, will be retained for use in its business and that no cash dividends will be paid on the Common Stock. In addition, provisions of the Motorola Guarantee and Security Agreement restrict the Company from paying dividends.

                                  FORM 10-KSB
===============================================================================

ITEM 6.  PLAN OF OPERATION

PLAN OF OPERATION

The Company's objectives over the next 12 months are to construct systems for, and bring into operation, channels in selected markets, establish distribution, institute its marketing plan and increase recurring revenues through the addition of subscribers. Through acquisition and management of the Operating Systems and construction of additional SMR stations, the Company will seek to increase its customer base and corresponding revenues within each market. The plan is to select markets within the Proposed Operating Territory with adequate available channel density, population base and pent-up demand from lack of channel capacity to prove the Company's operating capability and generate sufficient revenues to become cash flow positive in the shortest time possible. To date, the Company's activities have been limited to raising capital for operations and acquisitions, hiring a core team of employees and managing and acquiring the Operating Systems. In March 1996, the Company acquired its first Operating System in Memphis, Tennessee. In the third and fourth quarter of 1996, the Company began operations in 3 additional markets. In June of 1996, the Company completed the transaction to acquire all of the issued and outstanding stock of CMRS and 800. CMRS and 800 collectively held irrevocable 10 year Options to Acquire and Management Agreements in excess of 5,500 channels. The Company is working to positioning itself to provide SMR service to its targeted market in cities within the Proposed Operating Territory, which has an aggregate population in excess of fifty million (50,000,000) based on 1990 U.S. Census Metropolitan Statistical Area figures reported by Rand McNally. This population number represents the number of people residing in the aggregate markets and is not intended to be indicative of the number of users or potential penetration rates as the Company establishes operating SMR systems. The Company currently offers two types of wireless communication services on its Operating Systems: SMR dispatch (two-way) and telephone interconnect. (See CURRENT OPERATING SYSTEMS - DISPATCH, and - MOBILE TELEPHONE SERVICES). Both services are provided using analog SMR technology. The Company also sells analog SMR equipment to subscribers and provides the system and services on which customers can use their equipment.

The Company has entered into binding five and ten year Options to Acquire and Management Agreements for over 7,000 channels licensed by the FCC, in the Proposed Operating Territory. The Company has also formed dealer agreements with independent SMR operators, and has begun to construct and market its SMR services. The Company plans to offer wireless communication services ranging from two-way dispatch, and telephone interconnect, to services comparable in quality to those provided by current cellular telephone operators. In addition, the Company plans to offer in a single handset, services and combinations of services currently not available from cellular or PCS service providers. These services will include combined mobile telephone, dispatch and data transmission. If market demands dictate the future conversion to an Advanced Mobile Network, such a conversion would allow the Company to dramatically expand existing system capacity and provide advanced features, call clarity, and call security to its subscribers. The Company plans to use leased facilities on existing towers wherever possible to avoid the capital cost of tower and shelter construction. The Company believes that this approach should expedite and simplify the construction process and avoid delays associated with local zoning and permit issues. In the cases where construction is necessary, the Company will be required to bear the costs of constructing a site, which may include access road development, land acquisition, shelter costs, foundation and tower construction. Over the next 12 months, the marketing objective is to actively market the Company's services on the systems it brings into operation and position the Company as a leader in the wireless communications industry. Motorola is a principal supplier to the Company, and the Company believes that Motorola's brand name recognition, combined with the Company's targeted marketing approach, will assist in developing customer interest in the wireless services offered. The strategy is to increase Company revenues with the smallest possible incremental marketing expense.

                                  FORM 10-KSB
===============================================================================

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

The Company has elected to develop two channels of distribution: dealers and independent agents. The Company's main method of distribution during the next 12 months is expected to be existing dealers. The dramatic reduction in capital required by maximizing the use of dealers makes the use of this marketing channel an extremely attractive method of distribution. In markets in which the Company operates, but where a suitable dealer or independent agent is not available, the Company will establish its own marketing presence. In those markets the Company will open a sales office. Each sales office is planned to have a minimal retail presence for walk-in customer traffic. In addition, the Company's management team recognizes that additional staff will be required to properly support marketing, sales, engineering and accounting to achieve its 1997 marketing objectives. However, the Company's business plan is not based on significant additions of employees as it relates to the number of potential markets in its Proposed Operating Territory.

LIQUIDITY AND CAPITAL RESOURCES

During the next 12 months, the Company will require access to sufficient capital to enable it to act quickly on opportunities that present themselves in the Proposed Operating Territory. The Company believes that in the next 12 months it will require approximately $10.6 million for capital expenditures associated with the capital assets necessary for the construction of systems. In addition, the Company expects to require $6.9 million to meet operating expenses. However, if the Company is unable to obtain, in part or in whole, the capital necessary to fully implement its business plan, the Company has a modified business plan which substantially scales back construction of SMR stations and reflects the Company's ability to meet its current obligations through 1997.

The Company's sources of capital have been the proceeds from the sale of common stock from private placements, vendor financing, convertible preferred stock, debt or convertible debt and cash from proceeds from the exercise of the Company's options. No Company convertible preferred stock remains outstanding.

On October 25, 1996, the Company's subsidiary CCI signed a purchase agreement with Motorola to purchase approximately $10.0 million of Motorola's radio communications equipment, including a Smartnet II trunked radio system. The agreement requires that the equipment be purchased within 30 months of the effective date of the agreement.

In connection with this purchase agreement, CCI entered into a financing and security agreement with Motorola for the equipment stated above. This agreement allows CCI to borrow up to a total of $5.0 million (the "Loan Facility"). The Loan Facility is available for draw downs during the effective term of the purchase agreement. The Loan Facility allows no more than one draw down per month. Each of the draw downs will be evidenced by a promissory note (the "Promissory Note"). Principal and interest on the Promissory Note are payable in arrears monthly from the date of each funding for a period of 36 months from the fund date. The Loan Facility agreement closed on October 25, 1996, and is subject to certain pledges, representations, warrants and covenants. As a part of the financing provided pursuant to the purchase agreement between CCI and Motorola, the Company executed a guaranty and security agreement with Motorola, pursuant to which the Company unconditionally and irrevocably guarantees the obligations of CCI under the purchase agreement. The guaranty and security agreement contains various financial and other covenants of the Company. As of December 31, 1996, the Company is indebted for $270,651 under the Loan Facility.

                                  FORM 10-KSB
===============================================================================

In February 1997, the Company executed a Securities Placement Agreement to place a minimum of $1.0 million and maximum of $4.0 million of the Company's three year, 8%, Convertible Debentures. Principal and interest are convertible into shares of the Company's common stock. The Securities Purchase Agreement calls for the issuance of 75,000 warrants to purchase shares of the Company's common stock at an exercise price of $2.50 per share. The warrants are exercisable for three years from date of grant. On February 19, 1997, the Company placed $1.0 million of the 8% Convertible Debentures and received $860,000, net of $140,000 of placement fees. The Company granted 75,000 warrants in connection with the placement. On February 24, 1997, the Company placed an additional $750,000 of the 8% Convertible Debentures and received $670,000, net of $80,000 in placement fees. The Company granted 56,250 warrants in connection with the placement. Principal and accrued interest are convertible at a conversion price for each share of common stock equal to the lesser of (a) $1.37 or (b) a discount of 25% for principal and accrued interest held up to 90 days from the closing date, a discount of 27-1/2% for principle and accrued interest held for 91 to 130 days from the closing date or a discount of 30-1/2% for principal and accrued interest held for more than 131 days. The discount will apply to the average closing bid price for the 5 trading days ending on the date before the conversion date, as represented by the National Association of Securities Dealers Electronic Bulletin Board.

The Company expects to fund approximately $2.0 million of the $10.6 million required for the construction of SMR systems over the next 12 months through the Loan Facility with Motorola. In addition, the Company expects to fund $3.0 million of the $6.9 million required for operating expenses over the next 12 months with a combination of cash on hand and the additional net proceeds expected from placing the remaining $2.2 million 8% Convertible Debentures. This requires the Company to raise approximately $12.5 million to effectively implement its business plan over the next 12 months.

The Company intends to do one or more of the following in fiscal 1997: (i) an offering of long-term promissory notes, (ii) an offering of its preferred stock and/or (iii) operating or capital leasing.

Accordingly, based on the plans and intentions set forth above, the Company anticipates that through the establishment of operational SMR systems in conjunction with the ability to provide both short-term funding of operations and long-term acquisition and development activities, the Company expects to emerge from the development stage and establish normal operations in 1997. However, there can be no assurance that the Company will achieve the objectives discussed herein (including a placement of any of the foregoing financing facilities), or of the overall profitability of the Company's operations once its development stage has ended.

During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 121 (accounting for the impairment of long lived assets and for the long lived assets to be disposed of) and Statement of Financial Accounting Standard No. 123 (accounting for stock based compensation). During 1996, the FASB issued Statement of Financial Accounting Standards No. 128 (accounting for earnings per share). Management believes these recently issued Standards will not have a material effect on the financial statements.

ITEM 7.  FINANCIAL STATEMENTS

The audited Financial Statements of the Company for the year ended December 31, 1996, are located beginning at page F-1 following this page of the Company's Annual Report on Form 10-KSB.

ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE:

None.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
===============================================================================


                   Index to Consolidated Financial Statements

Independent Auditors' Report                                                      F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995                      F-3

Consolidated Statements of Operations for the years ended December 31, 1996 and
  1995 and for the period from January 1, 1994 through December 31, 1996          F-4

Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1996 and 1995 and for the period from January 1,
  1994 through December 31, 1996                                                  F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1996 and
  1995 and for the period from January 1, 1994 through December 31, 1996          F-7

Notes to Consolidated Financial Statements                                        F-9

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
===============================================================================


                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Chadmoore Wireless Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Chadmoore Wireless Group, Inc. and Subsidiaries (formerly Capvest Internationale, Ltd.), a development stage company, (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1996 and for the period from January 1, 1994 through December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chadmoore Wireless Group, Inc. and Subsidiaries (formerly Capvest Internationale, Ltd.), a development stage company, as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996 and the period from January 1, 1994 through December 31, 1996, in conformity with generally accepted accounting principles.


                                       /s/ KPMG Peat Marwick LLP


Las Vegas, NV
March 19, 1997                         F-2

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets

December 31, 1996 and 1995
===============================================================================

                                                                                DECEMBER 31,    DECEMBER 31,
                                                                                    1996            1995
------------------------------------------------------------------------------------------------------------
                                  ASSETS

Current assets:
  Cash                                                                          $  1,463,300    $    188,029
  Amounts held for shares issued (note 3)                                                 --         675,000
  Stock subscription receivable (note 4)                                                  --         287,000
  Accounts receivable                                                                266,520              --
  Inventory                                                                          197,476              --
  Due from General Communications, Inc.                                                   --          76,252
  Prepaid property management rights (note 9)                                         81,563         117,813
  Deposits                                                                           124,624          16,742
  Other                                                                               32,020           7,813
------------------------------------------------------------------------------------------------------------
      Total current assets                                                         2,165,503       1,368,649
Investment in JJ&D, LLC (note 2)                                                     532,997              --
Property and equipment, net (note 5)                                               3,164,098         353,942
FCC licenses, net of accumulated amortization of $153,404 and $77,238,
  respectively                                                                     1,394,895       1,321,336
Debt issuance costs, net of accumulated amortization of $39,038                       77,562              --
Management agreements (note 2)                                                    22,725,442              --
Investment in license options (note 6)                                             3,239,691       2,007,958
Investment in options to acquire management agreements (note 2)                   9,771,445              --
Non-competition and consulting agreements, net of accumulated amortization
  of $-0- and $94,838, respectively                                                       --         258,121
Other                                                                                 55,994          31,489
------------------------------------------------------------------------------------------------------------
Total Assets                                                                    $ 43,127,627    $  5,341,495
============================================================================================================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Current installments of long-term debt (note 8)                               $    217,096    $    456,480
  Accounts payable and accrued liabilities                                           329,122         361,641
  Licenses - options payable                                                          49,800         448,350
  License option commission payable (note 6)                                         524,800         349,200
  Accrued interest                                                                    62,346          54,490
  Other                                                                               32,080              --
------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                    1,215,244       1,670,161
Capital lease obligations (note 8)                                                     8,646              --
Long-term debt, excluding current installments (note 8)                            2,500,141         633,708
Restricted option prepayment (note 9)                                                832,116              --
------------------------------------------------------------------------------------------------------------
      Total liabilities                                                            4,556,147       2,303,869
------------------------------------------------------------------------------------------------------------
Commitments and contingencies (note 12)
Shareholders' equity :
  Preferred stock, $.001 par value.  Authorized 40,000,000 shares; issued and
    outstanding -0- shares                                                                --              --
  Common stock, $.001 par value.  Authorized 100,000,000 shares; issued and outstanding 17,823,445 shares at December  31, 1996 and 8,387,064 shares
    at December 31, 1995                                                              17,824           8,387
  Additional paid-in capital                                                      52,951,491      10,564,852
  Stock subscribed (note 4)                                                          288,835         324,807
  Deficit accumulated during the development stage                               (14,686,670)     (7,860,420)
------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                  38,571,480       3,037,626
------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                      $ 43,127,627    $  5,341,495
============================================================================================================


See accompanying notes to consolidated financial statements.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Operations

For the Years Ended December 31, 1996 and 1995 and for the Period from
January 1, 1994 through December 31, 1996
===============================================================================

                                                                              PERIOD FROM
                                                                            JANUARY 1, 1994
                                                YEAR ENDED DECEMBER 31,          THROUGH
                                              ----------------------------    DECEMBER 31,
                                                  1996            1995            1996
------------------------------------------------------------------------------------------
Revenues:
  Radio services                              $    564,550    $         --    $    564,550
  Equipment sales                                  823,073              --         823,073
  Maintenance and installation                     274,996              --         274,996
  Other                                            243,587              --         243,587
------------------------------------------------------------------------------------------
                                                 1,906,206              --       1,906,206
------------------------------------------------------------------------------------------

Costs and expenses:
  Cost of sales                                  1,117,151              --       1,117,151
  Salaries, wages and benefits                   1,687,792         549,060       5,332,202
  General and administrative                     5,302,531       6,729,962       9,827,356
  Depreciation and amortization                    379,247         191,343         605,534
------------------------------------------------------------------------------------------
                                                 8,486,721       7,470,365      16,882,243
------------------------------------------------------------------------------------------

Loss from operations                            (6,580,515)     (7,470,365)    (14,976,037)
------------------------------------------------------------------------------------------

Other income (expense):
  Management fees (notes 1 and 2)                  100,198         246,005         472,611
  Interest expense                                (266,736)       (129,527)       (425,061)
  Gain on sale of assets                                --         330,643         330,643
  Gain on forgiveness of debt (note 7)              47,450              --          47,450
  Equity in losses from minority investment         (1,322)             --          (1,322)
  Loss on retirement of note payable                    --         (32,404)        (32,404)
  Other, net                                      (125,325)         22,323        (102,550)
------------------------------------------------------------------------------------------
                                                  (245,735)        437,040         289,367
------------------------------------------------------------------------------------------

Net loss                                      $ (6,826,250)   $ (7,033,325)   $(14,686,670)
==========================================================================================

Weighted average number of common
  shares outstanding                            12,763,323       5,459,524      12,763,323
==========================================================================================

Net loss per share                            $      (0.53)   $      (1.29)   $      (1.15)
==========================================================================================


See accompanying notes to consolidated financial statements.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Shareholders' Equity

For the period from January 1, 1994 to December 31, 1996
===============================================================================



                                                                 PREFERRED STOCK                        COMMON STOCK
                                                          -----------------------------       ------------------------------
                                                          OUTSTANDING                         OUTSTANDING
                                                            SHARES            AMOUNT            SHARES            AMOUNT
----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1994 (note 1)                                --      $         --           325,000      $        325
Net loss                                                           --                --                --                --
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994, as previously stated                 --                --           325,000               325
Effect of Plan of Reorganization:
   Eliminate Capvest accumulated deficit                           --                --                --                --
   Shares issued in lieu of cash                                   --                --           175,000               175
   Shares issued to Chadmoore Communications, Inc.                 --                --         4,000,000             4,000
----------------------------------------------------------------------------------------------------------------------------
As adjusted for reorganization with Chadmoore
   Communication, Inc. the acquirer                                --                --         4,500,000             4,500
Shares of Chadmoore Communications, Inc., issued
   January 1995                                                    --                --                --                --
Shares issued in exchange for Chadmoore
   Communications, Inc. shares                                     --                --            30,000                30
Shares issued in connection with the private
   placement                                                       --                --           763,584               764
Shares issued to investors for cash                                --                --           400,000               400
Shares issued under employee benefit and consulting
   services plan                                                   --                --           496,000               496
Shares issued for legal fees                                       --                --            62,500                62
Shares issued in conjunction with conversion of
   advances                                                        --                --           707,720               708
Shares issued to license holders                                   --                --           562,260               562
Shares issued to option holders                                    --                --           865,000               865
Options issued in lieu of cash payments for legal,
   consulting and financing fees                                   --                --                --                --
Shares subscribed (note 3)                                         --                --                --                --
Net loss                                                           --                --                --                --
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                       --                --         8,387,064             8,387

                                                                               DEFICIT
                                                                             ACCUMULATED                            TOTAL
                                                           ADDITIONAL          DURING                               SHARE-
                                                            PAID-IN          DEVELOPMENT          STOCK            HOLDERS'
                                                            CAPITAL             STAGE           SUBSCRIBED          EQUITY
-----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1994 (note 1)                      $    146,546       $   (638,620)      $         --      $   (491,749)
Net loss                                                           --            (35,383)                --           (35,383)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994, as previously stated            146,546           (674,003)                --          (527,132)
Effect of Plan of Reorganization:
   Eliminate Capvest accumulated deficit                           --            674,003                 --           674,003
   Shares issued in lieu of cash                              538,134                 --                 --           538,309
   Shares issued to Chadmoore Communications, Inc.           (589,180)          (827,095)                --        (1,412,275)
-----------------------------------------------------------------------------------------------------------------------------
As adjusted for reorganization with Chadmoore
   Communication, Inc. the acquirer                            95,500           (827,095)                --          (727,095)
Shares of Chadmoore Communications, Inc., issued
   January 1995                                               565,000                 --                 --           565,000
Shares issued in exchange for Chadmoore
   Communications, Inc. shares                                 44,970                 --                 --            45,000
Shares issued in connection with the private
   placement                                                1,526,407                 --                 --         1,527,171
Shares issued to investors for cash                           399,200                 --                 --           399,600
Shares issued under employee benefit and consulting
   services plan                                            1,777,719                 --                 --         1,778,215
Shares issued for legal fees                                  249,938                 --                 --           250,000
Shares issued in conjunction with conversion of
   advances                                                 1,165,498                 --                 --         1,166,206
Shares issued to license holders                              859,696                 --                 --           860,258
Shares issued to option holders                             1,039,136                 --                 --         1,040,001
Options issued in lieu of cash payments for legal,
   consulting and financing fees                            2,841,788                 --                 --         2,841,788
Shares subscribed (note 3)                                         --                 --            324,807           324,807
Net loss                                                           --         (7,033,325)                --        (7,033,325)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                               10,564,852         (7,860,420)           324,807         3,037,626



                                                                    (Continued)

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Shareholders' Equity, Continued

For the period from January 1, 1994 to December 31, 1996
===============================================================================



                                                                    PREFERRED STOCK                         COMMON STOCK
                                                             -----------------------------        ------------------------------
                                                             OUTSTANDING                          OUTSTANDING
                                                               SHARES            AMOUNT             SHARES            AMOUNT
 -------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1995, continued                             --       $         --          8,387,064       $      8,387
 Shares issued in connection with the private
    placement (notes 4 and 9)                                        --                 --            549,417                549
 Shares issued to investors for cash (note 9)                        --                 --            430,000                430
 Preferred shares issued to investors for cash (note 9)         250,000                250                 --                 --
 Preferred shares converted to common shares (note 9)          (250,000)              (250)           977,057                977
 Shares issued for options exercised (note 9)                        --                 --          4,407,500              4,408
 Shares issued for assets purchased from General
    Communications, Inc. (notes 2 and 9)                             --                 --            100,000                100
 Shares issued for conversion of debentures                          --                 --          3,553,213              3,553
 Shares issued for CMRS and 800 Acquisition                          --                 --            508,000                508
 Shares issued to license holders (note 9)                           --                 --            332,960                333
 Shares issued for legal fees (note 9)                               --                 --             62,500                 63
 Shares issued in connection with  placement of two
    year, 8%, convertible notes (note 8)                             --                 --             30,000                 30
 Options issued for 20% interest in JJ&D, LLC (note 2)               --                 --                 --                 --
 Options issued for purchase agreement for SMR
    equipment from JJ&D, LLC  (note 5)                               --                 --                 --                 --
 Options issued for CMRS and 800 Acquisition (note 2)                --                 --                 --                 --
 Options issued for consulting services (note 9)                     --                 --                 --                 --
 Shares subscribed (notes 4 and 9)                                   --                 --                 --                 --
 Canceled shares (note 9)                                            --                 --         (1,514,266)            (1,514)
 Net loss                                                            --                 --                 --                 --
 -------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1996                                        --       $         --         17,823,445       $     17,824
 ===============================================================================================================================

                                                                                 DEFICIT
                                                                               ACCUMULATED                             TOTAL
                                                             ADDITIONAL          DURING                                SHARE-
                                                              PAID-IN          DEVELOPMENT          STOCK             HOLDERS'
                                                              CAPITAL             STAGE           SUBSCRIBED           EQUITY
 -------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1995, continued                   $ 10,564,852       $ (7,860,420)      $    324,807       $  3,037,626
 Shares issued in connection with the private
    placement (notes 4 and 9)                                   883,033                 --           (324,807)           558,775
 Shares issued to investors for cash (note 9)                   644,570                 --                 --            645,000
 Preferred shares issued to investors for cash (note 9)       2,273,458                 --                 --          2,273,708
 Preferred shares converted to common shares (note 9)              (727)                --                 --                 --
 Shares issued for options exercised (note 9)                 3,280,838                 --                 --          3,285,246
 Shares issued for assets purchased from General
    Communications, Inc. (notes 2 and 9)                        176,463                 --                 --            176,563
 Shares issued for conversion of debentures                   5,983,567                 --                 --          5,987,120
 Shares issued for CMRS and 800 Acquisition                   1,930,502                 --                 --          1,931,010
 Shares issued to license holders (note 9)                      881,801                 --                 --            882,134
 Shares issued for legal fees (note 9)                           62,437                 --                 --             62,500
 Shares issued in connection with  placement of two
    year, 8%, convertible notes (see note 8)                     14,970                 --                 --             15,000
 Options issued for 20% interest in JJ&D, LLC (note 2           400,000                 --                 --            400,000
 Options issued for purchase agreement for SMR
    equipment from JJ&D, LLC  (note 5)                           88,500                 --                 --             88,500
 Options issued for CMRS and 800 Acquisition (note 2)        26,981,579                 --                 --         26,981,579
 Options issued for consulting services (note 9)                866,250                                                  866,250
 Shares subscribed (notes 4 and 9)                                   --                 --            288,835            288,835
 Canceled shares (note 9)                                    (2,080,602)                --                 --         (2,082,116)
 Net loss                                                            --         (6,826,250)                --         (6,826,250)
 -------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1996                               $ 52,951,491       $(14,686,670)      $    288,835       $ 38,571,480
 ===============================================================================================================================


See accompanying notes to consolidated financial statements.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statement of Cash Flows

For the Years Ended December 31, 1996 and 1995 and for the
period from January 1, 1994 through December 31, 1996
===============================================================================

                                                                                                             Period from
                                                                                                              January 1,
                                                                              Year ended December 31,        1994 through
                                                                             ----------------------------    December 31,
                                                                                 1996            1995            1996
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                   $ (6,826,250)   $ (7,033,325)   $(14,686,669)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization                                                379,247         191,343         605,534
     Amortization of debt discount                                                 98,102              --          98,102
     Gain on sale of assets held for resale                                            --        (330,643)       (330,643)
     Equity in losses from minority investments                                     1,322              --           1,322
     Expense associated with:
       Stock issued for services                                                  281,119       2,302,042       2,583,161
       Options issued for services                                                866,250       2,841,788       3,708,038
     Change in operating assets and liabilities:
       Decrease in stock subscriptions receivable, net of
         stock subscribed                                                              --        (637,193)       (637,193)
       Increase in accounts receivable                                            (98,057)             --         (98,057)
       Increase in inventory                                                     (119,495)             --        (119,495)
       Decrease in due from General Communications, Inc.                           76,252         (76,252)             --
       Decrease (increase) in prepaids                                             36,250              --          36,250
       Increase in other noncurrent assets                                             --          (6,170)        (36,859)
       Increase in deposits                                                        10,618         (16,742)         (6,124)
       Increase in other current assets                                           (24,207)             --         (32,020)
       Increase (decrease) in accounts payable                                    (30,710)         15,952         330,931
       Increase in commission payable                                             175,600         349,200         524,800
       Increase in accrued interest                                               189,821          25,692         244,311
-------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                          (4,984,138)     (2,374,308)     (7,814,611)
-------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of assets from General Communications, Inc.                           (352,101)             --        (352,101)
  20% investment in JJ&D, LLC                                                    (100,000)             --        (100,000)
  Purchase of Airtel Communications, Inc. assets                                  (50,000)             --         (50,000)
  Purchase of CMRS and 800 SMR Network, Inc.                                   (3,547,000)             --      (3,547,000)
  Purchase of SMR station licenses                                                     --         (91,351)     (1,398,575)
  Purchase of license options                                                    (432,737)       (628,500)     (1,132,087)
  Increase in deposits of licenses                                               (342,808)             --        (342,808)
  Purchase of property and equipment                                           (2,186,520)       (298,269)     (2,738,952)
  Purchase of assets held for resale                                                   --              --        (219,707)
  Sale of assets held for resale                                                       --         700,000         700,000
  Decrease in deposit on sale                                                          --        (375,000)             --
-------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                          (7,011,166)       (693,120)     (9,181,230)
-------------------------------------------------------------------------------------------------------------------------

                                                                    (Continued)

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statement of Cash Flows, Continued

For the Years Ended December 31, 1996 and 1995 and for the
Period From January 1, 1994 through December 31, 1996
===============================================================================


                                                                                                             Period from
                                                                                                              January 1,
                                                                              Year ended December 31,        1994 through
                                                                             ----------------------------    December 31,
                                                                                 1996            1995            1996
-------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds upon issuance of common stock                                     $  1,944,941    $  2,271,602    $  4,316,543
  Proceeds upon issuance of preferred stock                                     2,273,707              --       2,273,707
  Proceeds upon exercise of options - related                                          --          62,500          62,500
  Proceeds upon exercise of options - unrelated                                 2,097,757         977,501       3,075,258
  Purchase and conversion of CCI stock                                                 --          45,000          45,000
  Advances from related parties                                                        --         114,205         767,734
  Payment of advances from related parties                                             --         (73,000)        (73,000)
  Payments on capital lease obligations                                           (24,087)             --         (24,087)
  Payments of long-term debt                                                     (201,743)       (294,323)       (504,514)
  Proceeds from issuance of notes payable                                              --              --         375,000
  Proceeds from issuance of long-term debt                                      7,180,000              --       8,145,000
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      13,270,575       3,103,485      18,459,141
-------------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                            1,275,271          36,057       1,463,300

Cash at beginning of period                                                       188,029         151,972              --
-------------------------------------------------------------------------------------------------------------------------

Cash at end of period                                                        $  1,463,300    $    188,029    $  1,463,300
=========================================================================================================================

Supplemental disclosure of cash paid for:
  Taxes                                                                      $         --    $         --    $         --
  Interest                                                                   $    258,880    $    117,431    $    362,715
=========================================================================================================================

NON-CASH ACTIVITIES:

See Notes 2,4,5,6,7 and 8 for disclosure of non-cash transactions.


See accompanying notes to consolidated financial statements.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 1996 and 1995
===============================================================================

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

A.    THE COMPANY AND BASIS OF PRESENTATION

The accompanying financial statements include the accounts of Chadmoore Wireless Group, Inc. and subsidiaries (the "Company"), which is a development stage company. The Company commenced formal operations in the state of Nevada on May 11, 1994, and was organized for the purpose of acquiring and operating Specialized Mobile Radio ("SMR") wireless communication systems. The Company's current market area is primarily located in Tennessee and Arkansas.

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

The transaction has been accounted for under the purchase method of accounting as a reverse purchase acquisition whereby Chadmoore Wireless Group, Inc. is the remaining legal entity and CCI is the acquirer and remaining operating entity. Pursuant to this structure, the consolidated shareholders' equity of the legal entity has been adjusted for the effect of the reorganization and to reflect the shareholders' equity of the acquiring entity as of December 31, 1994.

Through December 31, 1996, the Company has been engaged primarily in the identification, development and acquisition of SMR systems and Options to Acquire SMR Stations and has therefore not commenced normal operations nor generated significant revenues. In addition, a development stage company is required to report the results of its operations and cash flow from inception to date. However, Capvest has been dormant since 1988 and CCI began operations on May 11, 1994. The statements of operations, shareholders' equity and cash flows have been presented from that date forward January 1, 1994 (the beginning of the fiscal year of inception) to December 31, 1996.

Management's Plans. Through December 31, 1996, the Company has been engaged primarily in the identification, development and acquisition of SMR channels and operating SMR systems and has not commenced normal operations nor generated significant revenues. The Company has incurred substantial losses during the development stage and needs to obtain additional funding for the capital required to implement its business plan. However, if the Company is unable to obtain in part or in whole, the capital necessary to fully implement its business plan, the Company has a modified business plan which substantially scales back construction of SMR stations and reflects the Company's ability to meet its current obligations through 1997. The Company believes that in the next 12 months, it will require approximately $10.6 million for capital expenditures to fully implement its business plan. -- The Company expects to fund approximately $2.0 million through the Loan Facility with Motorola (see note 8). In addition, the Company expects to require $6.9 million to meet operating expenses associated with fully implementing its business plan. The Company expects to fund $3.0 million with a combination of cash on hand and the net proceeds expected from placing the remaining $2.2 million 8% convertible debentures (see note 13).


B.    PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of Chadmoore Wireless Group, Inc. and its subsidiaries CMRS Systems, Inc. ("CMRS"), 800 SMR Network, Inc. ("800"), Chadmoore Construction Services, Inc. ("CCSI"), and Chadmoore Communications, Inc. ("CCI") and its wholly-owned subsidiaries Chadmoore Communications of Tennessee ("CCT") and Chadmoore Communications of Memphis (a non-active entity). All significant inter-company balances and transactions have been eliminated in consolidation.

C.    INVENTORY

Inventories, which consist of merchandise and parts, are accounted for by the lower of cost (using the first-in first-out method) or net realizable value.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 1996 and 1995
===============================================================================


D.    FCC LICENSES

FCC licenses are recorded at cost and consist of agreements with the Federal Communications Commission ("FCC") which allow the use of certain communications frequencies. FCC licenses have a primary term of five years and are renewable for additional five-year periods for a nominal fee. Although there can be no assurance that the licenses will be renewed, management expects that the licenses will be renewed as they expire. FCC license costs and renewal fees are amortized using the straight-line method over 20 years and 5 years, respectively. The Company evaluates the recoverability of FCC licenses by determining whether the unamortized balance of this asset is expected to be recovered over its remaining life through projected undiscounted operating cash flows.

E.    INTANGIBLE ASSETS

Goodwill, which is included in the investment in JJ&D, represents the excess of purchase price over fair value of net assets acquired and is amortized on a straight-line basis over the expected periods to be benefited, which is five years.

Non-compete and consulting agreements are stated at cost, net of accumulated amortization, and amortized over a three to five year period using the straight line method.


F.    FAIR VALUE OF FINANCIAL INSTRUMENTS

In December 1991, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 107 Disclosure About Fair Value of Financial Instruments (SFAS
107). SFAS 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 1996, the carrying value of all financial instruments approximates fair value.

G.    LONG-LIVED ASSETS

During fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121), which establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles including, FCC licenses, management agreements, investment in license options, investment in options to acquire management agreements and goodwill either of which to be held or disposed of. The adoption of SFAS 121 did not have a material impact on the Company's financial position or results of operations. The Company assesses the recoverability of intangible assets by determining whether the balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of the impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangibles could be impacted if estimated future operating cash flows are not achieved.

H.    INCOME TAXES

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income as the period that includes the enactment date.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 1996 and 1995
===============================================================================

I.    USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

J.    STOCK OPTION PLAN

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period for the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

K.    REVENUES

The Company's only source of revenue through March 7, 1996 was management fee income from General Communications Radio Sales and Services, Inc. In connection with these services, the Company records a management fee equal to the net cash flows of General. This revenue has been included as part of Other Income and Expense in the Statement of Operations through March 7, 1996. On March 8, 1996, the Company completed the asset purchase of General's assets and in May 1996, the Company completed the acquisition of Airtel Communications, Inc. and consummated Management and Option to Acquire Agreements with Airtel SMR, Inc. (see note 2). As such, the Company now recognizes revenue from monthly telephone interconnect and dispatch services based on monthly access charges per radio, plus in the case of telephone interconnect service, revenue is recognized based on air time charges as used. Revenue is also recognized from equipment service upon acceptance by the customer of the work completed as well as from the sale of equipment when delivered.

L.    LOSS PER SHARE

Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding at December 31, 1996 and 1995. The inclusion of equivalent shares in the form of stock options and warrants were not included in a computation of fully dilutive loss per share as the results would be anti-dilutive.

M.  RECLASSIFICATIONS

Certain amounts in the 1995 Consolidated Financial Statements have been reclassified to conform with the 1996 presentation.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 1996 and 1995
===============================================================================

(2)   ACQUISITIONS

A.    CMRS AND 800 STOCK PURCHASE AGREEMENT

On June 14, 1996, the Company executed a Stock Purchase Agreement with Libero Limited ("Libero"). Pursuant to the agreement, the Company acquired from Libero all the issued and outstanding common stock of CMRS Systems, Inc. ("CMRS") and 800 SMR Network, Inc. ("800") (jointly the "Management Companies"). The Management Companies intend to engage in the business of constructing and managing mobile radio stations ("Stations"). The Management Companies have entered into management agreements ("Management Agreements") with certain companies (the "Companies"), pursuant to which CMRS or 800, as the case may be, has agreed, in accordance with applicable Federal Communications Commission ("FCC") rules, regulations and policies, to construct and manage all of the Stations for which the Companies have received licenses from the FCC. The respective shareholders of the Companies have granted to CMRS or 800, as the case may be, options to acquire all of the stock of the Companies ("Options"), at such time as all conditions of such transfer of control have been met, as set forth in the FCC rules, regulations and policies and as required by beta 310 of the Communications Act of 1934, as amended by U.S.C. 310.

The Company consummated such acquisition for combined consideration valued at $32,459,584. The Company has accounted for the acquisition under the purchase method of accounting. The purchase price was paid with (1) an aggregate cash consideration of $3,547,000; (2) 508,000 shares of the Company's restricted common stock valued at $1,931,010; and (3) a grant of an option to purchase 8,323,857 shares of common stock for a period of ten years at an exercise price of $.50 per share valued at $26,981,579. The Company obtained an independent appraisal of the value of the securities issued in connection with the acquisition. Combined consideration of $22,721,712 was allocated to Management Agreements held by CMRS and 800 and combined consideration of $9,737,877 was allocated to options to acquire the stock of the licensee corporations also held by CMRS and 800. These allocations were based on an evaluation by an independent consultant's estimate of the fair market value of the assets exchanged. Additionally, deferred income tax assets of approximately $10.0 million resulting from different tax bases for income tax and financial reporting purposes have been fully reserved with a valuation allowance as the realization of the deferred tax asset cannot be reasonably assumed. The Company will begin amortizing the cost allocated to the Management Agreements over the useful lives commencing upon the underlying Station being placed in service not to extend past June 2006. The Company will evaluate the recoverability of the asset on an annual basis. The Company had sufficient cash on hand for the cash consideration paid. Pro forma information has not been shown as operations have not yet commenced.

The exercise price under the Options is payable by the Management Companies with an amount of their own stock equal to 10% of the then issued and outstanding stock. Such Management Companies' stock is to be issued and allocated on a pro-rata basis to the licensees based on their individual license percentage of the total. No cash consideration is payable upon exercise of the Options by either the Company or the Management Companies.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 1996 and 1995
===============================================================================

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

The acquired assets were recorded at $834,569. The Company paid $345,609 in cash and issued 100,000 shares of restricted common stock with a fair market value on March 8, 1996, of $176,563, based on the discounted average closing bid and ask price of the Company's common stock trading on the NASD Electronic Bulletin Board. The Company's non-competition, consulting agreement and note payable liabilities to General with a balance totaling $906,687, net of the corresponding non-competition and consulting agreement asset of $244,571 were canceled and a new note payable was issued. The new note is a 25-year, unsecured, noninterest bearing, negotiable promissory note face amount of $4,110,000, scheduled to be repaid in 300 monthly installments.

The note's monthly payments are subject to Consumer Price Index ("CPI") increases in years three through thirteen. The Company has assumed a CPI increase of 2.5% for recording purposes thereby reflecting the gross value of the note equal to $5,024,198. Interest on the note has been imputed at 9% giving a net present value of $1,208,869, net of unamortized discount of $3,815,329 amortized on the straight line method over the term of the note.


The following unaudited pro forma results of operations assume the acquisition occurred as of January 1, 1995:

                                          YEAR ENDED        YEAR ENDED
                                         DECEMBER 31,      DECEMBER 31,
UNAUDITED PRO FORMA INFORMATION              1996             1995
-----------------------------------------------------------------------
Revenue sales                            $ 2,278,607       $ 2,146,584
Net loss                                  (6,824,049)       (7,098,494)
Net loss per common share                $     (0.54)      $     (1.28)

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the General acquisition been consummated as of January 1, 1995, nor are they necessarily indicative of future operating results.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 1996 and 1995
===============================================================================

C.    JJ&D, LLC INVESTMENT

On May 11, 1996, the Company purchased a 20% investment in JJ&D, LLC ("JJ&D") by tendering $100,000 in cash, issuing a $100,000 non-interest bearing 120 day note and issuing 298,507 options to purchase the Company's restricted common stock. The options are exerciseable for three years at $1.00 per share. JJ&D has obtained the exclusive rights from A Communications, LLC to market, in the United States, A Communications' proprietary SMR frequency agile quick start module. This investment is being accounted for using the equity method of accounting. All significant intercompany transactions have been eliminated. Amortization of goodwill and equity in earnings of investee are not material through December 31, 1996. Condensed financial information of JJ&D, LLC has not been presented as it is not material to the consolidated position of the Company.

D.    AIRTEL SMR, INC. MANAGEMENT AND OPTION TO ACQUIRE AGREEMENT

On May 11, 1996, the Company completed a Management and Option to Acquire Agreement with Airtel SMR, Inc., an operator of SMR stations. The Company assumed a $100,000 note payable, due May 1998, with interest at 12%. The Company received SMR equipment valued at $62,702, Management Agreements for one-year valued at $3,730 and an Option to Acquire the common stock of Airtel SMR, Inc. valued at $33,568. The allocated valuations of the Management Agreement and Option to Acquire Agreement were based on Management's estimates. Condensed financial information of Airtel SMR, Inc. has not been presented as it is not material to the consolidated position of the Company.


E.    AIRTEL COMMUNICATIONS, INC. ASSET PURCHASE AGREEMENT

On May 11, 1996, the Company completed an Asset Purchase Agreement with Airtel Communications, Inc., an SMR sales organization. The Company paid $50,000 and received certain office equipment and rights to a customer list valued at $47,788. The customer list will be amortized on a straight-line basis over its useful life estimated to be two years. The accumulated amortization at December 31, 1996, was $13,936. Condensed financial information of Airtel Communications, Inc. has not been presented as it is not material to the consolidated position of the Company.

(3)   AMOUNTS HELD FOR SHARES ISSUED

On December 29, 1995, certain option holders exercised options to purchase 450,000 shares of common stock at $1.50 per share. The proceeds of $675,000 were held by the Company's corporate counsel at December 31, 1995. In January 1996, the funds were received by the Company.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 1996 and 1995
===============================================================================

(4)   STOCK SUBSCRIPTIONS RECEIVABLE AND SUBSCRIBED

In the second quarter of 1996, the Company made a down payment on eight license options and agreed to issue 11,440 shares of its common stock as payment of 40% of the option price of these licenses valued at $32,890. On December 27, 1996, the holder of the 8%, two-year convertible notes, due September 1998, tendered $250,000 of the convertible notes and $5,945 of accrued interest for conversion into 231,744 shares of the Company's common stock. The value of the unissued shares, or $288,835, is classified as common stock subscribed in shareholders' equity at December 31, 1996.

In 1995, the Company received $287,000 for the sale, by the Company, of 191,333 shares of common stock pursuant to the Private Placement Memorandum. The shares were not issued until January 1996. As a result, the funds were held in an escrow account and classified as stocks subscription receivable at December 31, 1995. The Company received the funds when the shares were issued in January 1996. In addition, in December 1995, the Company received cash of $37,807 for 17,500 shares of common stock pursuant to the Private Placement Memorandum that had not been issued at December 31, 1995. The value of the unissued shares, or $324,807, is classified as common stock subscribed in shareholders' equity at December 31, 1995.

(5)   PROPERTY AND EQUIPMENT

A. Property and equipment, which is recorded at cost and depreciated over their estimated useful lives, generally 5-10 years, consists primarily of SMR system components and related acquisition costs. The recorded amount of property and equipment capitalized and related accumulated depreciation is as follows:

                                        DECEMBER 31,      DECEMBER 31,
                                            1996              1995
----------------------------------------------------------------------
SMR systems and equipment                $ 2,744,696       $   292,901
Buildings and improvements                   345,665           109,870
Land                                         102,500                --
Furniture and office equipment               203,385                --
----------------------------------------------------------------------
                                           3,396,246           402,771
Less accumulated depreciation               (232,148)          (48,829)
----------------------------------------------------------------------
                                         $ 3,164,098       $   353,942
======================================================================

B.   JJ&D MASTER PURCHASE AGREEMENT

On September 13, 1996, the Company signed a purchase agreement with JJ&D, a related party (see note 2). The agreement states the Company is to purchase, within one year from the date of this agreement, SMR equipment from JJ&D valued at approximately $885,000, one-third of which is to be paid with the issuance of common stock of the Company. In September 1996, the Company issued 295,000 options, with an exercise price of $1.00 per share, in connection with the agreement valued at $0.30 per share totaling $88,500. The options vest at 1,000 per unit as the equipment is shipped and the value will be removed from deposit on purchase and placed in property and equipment on the Company's consolidated balance sheet. The agreement also takes into consideration equipment previously purchased and shipped of 35 units. Therefore at December 31, 1996, 35,000 option shares have vested and $10,500 of the original amount has been reclassified into property and equipment.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 1996 and 1995
===============================================================================

(6)  INVESTMENT IN LICENSE OPTIONS

A.   LICENSE OPTION AGREEMENTS

The Company entered into various option agreements to acquire FCC radio licenses for SMR channels and also entered into management agreements with the licensees of the SMR channels. Depending on the size of the market in which the channel is located, the Company paid $100 to $1,500 for each option. As of December 31, 1996, the Company invested $3,239,691 in license options. The total purchase price of the licenses under option, including commissions, amount to approximately $32.7 million and $43.0 million at December 31, 1996 and December 31, 1995, respectively. The agreements allow the Company to purchase licenses within a specified period of time after the agreement is signed. On February 2, 1996, the Company made a down payment on approximately 140 license options and issued 285,860 restricted shares of its common stock as payment of the full option price which is 40% of the purchase price of these licenses (see note 9). The issuance of the stock valued, at $821,850, has been recorded as an investment in license options on December 31, 1996. In addition, the Company made a down payment on approximately 8 license options and agreed to issue 11,440 restricted shares of its common stock as payment of the full option price which is 40% of the purchase price of these licenses. The shares have been valued at $32,890 and have been recorded as an investment in license options and common stock subscribed at December 31, 1996.

In December 1995, the Company issued 562,260 restricted common shares as down payment for the exercise of the option to purchase 347 licenses under the license option agreements. The issuance of the stock represents the full option price which is 40% of the purchase price. The amount capitalized as down payment of these licenses was based on the fair market value of the stock on the date of issuance and totaled $860,258.

Certain options required down payments in January 1996. The Company submitted an amendment to the option holders which would increase the down payment and move the date to September 9, 1996. Of the options the Company desires to amend, approximately 94% of the option holders executed the amendments. On September 6, 1996, the company submitted a second amendment for the option holders which would change the down payment amounts to a series of $100 quarterly payments instead of one lump sum. The payment of the first series was sent on September 9, 1996, and amounted to $116,000. The second series was sent on December 18, 1996, and amounted to $99,200. Of these second amendments sent, approximately 96% of the option holders executed the agreement. With respect to the remaining options on which a holder has not executed an amendment, the Company is in default of the terms thereof. The holders of such options have not yet, however, elected to terminate the options based on this default. Notwithstanding this failure to act, such holders may at any time terminate their options or exercise other remedies with respect thereto, unless the amendment is executed or the Company is able to meet its monetary obligations thereon. The Company is addressing each in a case by case basis and any loss associated with canceled option agreements will be expensed as incurred.

Upon entering into an option agreement, the Company also enters into a management agreement with the licensee. The management agreements give the Company the right to manage the SMR systems for the period stated in the agreements, usually 2 to 5 years. During this period, revenues received are shared with the licensee after certain agreed upon costs to construct the channels have been recovered. The Company has not recognized any revenue from these agreements during the years ended December 31, 1996 and 1995, as none of the systems under option are revenue producing.

B.   COMMISSION PAYABLE

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

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 1996 and 1995
===============================================================================

(7)  GAIN ON FORGIVENESS OF DEBT

In September 1996, one of the Company's vendors signed a release agreement to accept $90,000 as full payment of all the Company's outstanding liability to it. Total outstanding liability at this time was $137,450. The resulting gain of $47,450 is reflected in the Company's statement of operations under gain on forgiveness of debt.

(8) LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                   DECEMBER 31,   DECEMBER 31,
                                                                                      1996            1995
----------------------------------------------------------------------------------------------------------------
Note payable in connection with the asset purchase from General (see Note 2), payable in monthly installments of $12,500 through February 1997; $13,750 through February 1998; thereafter, monthly payments are subject to annual
   CPI increases through February 2008 at which time the monthly payments are capped through February 2021. Management has assumed annual CPI increases to be 2.5%. Non-interest bearing with interest imputed at 9%, net of
   unamortized discount of $3,688,151 as of December 31, 1996.                     $ 1,223,330    $       --

Notes payable, two year, 8%, aggregate principal amount of $3,000,000, due
   September 1998, principal and interest convertible into shares of the
   Company's common stock (see note 9).                                                750,000            --

Notes payable, three year, 8%, aggregate principal amount of $5,000,000, due
   June 1999, principal and interest convertible into shares of the
   Company's common stock (see note 9).                                                400,000            --

Note payable to Motorola in connection with the purchase of radio communications equipment, payable in 36 monthly installments through January
   2000, including interest at 10.625%, secured by guarantee and stock pledge
   agreement (see note 5).                                                             270,651            --

Note payable to Bortex Trust in connection with asset purchase (see note 2)
   payable in monthly installments of $4,707 through May 1998, including
   interest at 12%.                                                                     73,257            --

Note payable in connection with purchase of SMR stations from General (see note
   2), payable in semi-annual installments of $146,303 through November 1996.
   Thereafter, $280,278 semiannually through November 1997 including interest
   at 9%, secured by stock pledge agreement.                                                --       862,123

$410,000 note payable associated with non-competition and consulting agreements obligation, from General acquisition (see note 2), payable in 36 monthly installments of $11,389 through November 1997, non-interest bearing with
   interest imputed at 10% net of discount of approximately $54,000.                        --       228,065
------------------------------------------------------------------------------------------------------------
                                                                                     2,717,238     1,090,188
Less current installments                                                             (217,096)     (456,480)
============================================================================================================

                                                                                   $ 2,500,142    $  633,708
============================================================================================================

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 1996 and 1995
===============================================================================

(8)   LONG-TERM DEBT - CONTINUED

Aggregate maturity of debt, net of discount, for the next five years is as follows:

---------------------------------------------------------------------
Year ended December 31
1997                                                       $  217,096
1998                                                          877,816
1999                                                          519,126
2000                                                           33,092
2001                                                           28,776
Thereafter                                                  1,041,332
---------------------------------------------------------------------
                                                           $2,717,238
=====================================================================

A.    DEBT ISSUANCES AND CONVERSIONS

In June 1996, the Company issued $4.0 million out of a $5.0 million offering of 8%, three year, convertible notes payable. The Company received $3,580,000, net of placement fees of $420,000, which are accounted as a reduction of the obligation amortized on the straight-line which approximates effective interest method. Subsequent to June, the Company placed the remaining $1.0 million convertible notes and received $900,000, net of placement fees of $100,000. Principal and accrued interest are convertible into common stock at a conversion price for each share of common stock equal to 72-1/2% of the market price of the common stock. Market price is defined as the lessor of (a) a 27-1/2% discount of the 5 day average closing bid price of the common stock, as reported by the National Association of Securities Dealers Electronic Bulletin Board, for the previous 5 business days ending on the day before the conversion date, or (b) the closing bid on the closing date of the sale. During 1996, certain holders tendered $4.6 million of the convertible notes and $80,432 of accrued interest for conversion into 2,187,029 shares of the Company's common stock.

In September 1996, the Company issued a new debt offering of $3.0 million of 8%, two year convertible notes. The Company received $2.7 million, net of placement fees of $300,000. The Company issued 30,000 shares of common stock in connection with the placement of the convertible notes. Principal and accrued interest are convertible into common stock at a conversion price for each share of common stock equal to 72-1/2% of the market price of the common stock. Market price is defined as the lessor of (a) a 27-1/2% discount of the 5 day average closing bid price of the common stock, as reported by the National Association of Securities Dealers Electronic Bulletin Board, for the previous 5 business days ending on the day before the conversion date, or (b) the closing bid on the closing date of the sale. During 1996, the holder tendered $2.0 million of the convertible notes and $30,673 of accrued interest for conversion into 1,366,184 shares of the Company's common stock. On December 27, 1996, the holder tendered $250,000 of the convertible notes and $5,945 of accrued interest for conversion into 231,744 shares of the Company's common stock. The unissued common stock and the value of these shares of $255,945 is recorded as common stock subscribed in share holders' equity (deficiency) at December 31, 1996.

B.   LEASE COMMITMENTS

Commencing in March 1995, the Company leases its corporate offices and warehouse facilities in Las Vegas, Nevada under a non-cancelable operating lease agreement which expired in March 1997. Terms of the lease provide for minimum monthly lease payments of $5,560 including operating expenses. The agreement provides for one two-year renewal period in which the lease payment shall be adjusted for changes in the consumer price index as defined therein. The Company extended this lease to June 1997.

The Company entered into a new lease for its corporate offices and warehouse facilities in Las Vegas, Nevada, commencing in April 1997, subject to available occupancy, under a non-cancelable operating lease agreement which expires in March 2002. Terms of the lease provide for minimum monthly lease payments of $16,331 including operating expenses. The agreement provides for annual adjustments to the minimum monthly lease payment based on the consumer price index as defined therein.

The Company is obligated under two capital leases for various SMR equipment.

In addition, the Company leases certain antenna sites for transmission of SMR services. The terms of these leases range from month-to-month to 5 years, with options to renew. Most of the leases provide for a termination notification period of 30 to 60 days by the Company or the site owner.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 1996 and 1995
===============================================================================

(8)  LONG-TERM DEBT - CONCLUDED

Future minimum payments associated with the leases described herein including renewal options are as follows:

                                                        CAPITAL     OPERATING
                                                        LEASES       LEASES
-----------------------------------------------------------------------------
Years ended December 31:
       1997                                             $ 31,109   $  321,760
       1998                                               11,500      273,618
       1999                                                   --      238,368
       2000                                                   --      222,182
       2001                                                   --      199,012
-----------------------------------------------------------------------------
                                                        $ 42,609   $1,254,940
=============================================================================

Total minimum lease payments                            $ 42,609
Imputed interest                                          (3,693)
-----------------------------------------------------------------------------
Present value of minimum capitalized lease payments       38,916
Less current portion                                     (30,270)
-----------------------------------------------------------------------------

Long-term capitalized lease obligations                 $  8,646
=============================================================================

Total rent expense for the year ended December 31, 1996 and 1995 amounted to $66,728 and $55,600, respectively.

C.   MOTOROLA PURCHASE AND FINANCE AGREEMENTS

On October 25, 1996, the Company's subsidiary CCI signed a purchase agreement with Motorola to purchase approximately $10.0 million of Motorola's radio communications equipment, including a Smartnet II trunked radio system. The agreement requires that the equipment be purchased within 30 months of the effective date of the agreement (initial shipping of the equipment).

In connection with this purchase agreement, CCI entered into a financing and security agreement with Motorola for the equipment stated above. This agreement allows CCI to borrow up to a total of $5.0 million (the "Loan Facility"). This Loan Facility is available for draw downs during the effective term of the purchase agreement. The facility allows no more than one draw down per month. Each of the draw downs will be evidenced by a promissory note (the "Promissory Note"). Principle and interest on the Promissory Note are payable in arrears monthly from the date of each funding for a period of 36 months from the fund date. The agreement closed on October 25, 1996 and is subject to certain pledges, representations, warrants and covenants. As a part of the financing provided pursuant to the purchase agreement between CCI and Motorola, the Company executed a guaranty and security agreement with Motorola, pursuant to which the Company unconditionally and irrevocably guarantees the obligations of CCI under the purchase agreement. The guaranty and security agreement contains various financial and other covenants of the Company. As of December 31, 1996, the Company is indebted for $270,651 under the Loan Facility.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 1996 and 1995
===============================================================================

D.   AMERICAN CREDIT CORPORATION LETTER OF AGREEMENT

In October 1996, the Company entered into a letter of agreement with American Credit Corp. (ACC) to establish a $16.5 million equipment financing facility for the purpose of purchasing analog systems and related equipment. The equipment will be purchased by ACC (the "Lessor") and leased to the Company. The financing facility will act as a draw down account with each draw representing a funding date. The agreement calls for a basic lease term of five years, beginning on the basic lease commencement date. There will be two basic lease commencement dates, July 1, 1997, for all equipment with funding dates on or before December 31, 1996, and January 5, 1998, for funding on or before December 31, 1997. The leases are paid in advance starting on the basic lease commencement date and continuing until the end of the term. At the expiration of the basic lease term the Company will have the right (a "Purchase Option") to purchase all, but not less than all, of such equipment at a purchase price equal to the fair market value of such equipment. A definitive agreement is subject to the approval of the credit committee of ACC, preparation, negotiation, and completion of documentation, due diligence investigations and evaluation by ACC of the 800
MHz marketplace.


(9)  EQUITY TRANSACTIONS

A.   PRIVATE PLACEMENT

In August 1995, the Company prepared a Private Placement Memorandum ("PPM") and offered 1.0 million units at a price of $2.00 per unit. Each unit consisted of one share of the Company's common stock and one common stock purchase warrant. One warrant entitles the holder to purchase one share of common stock at $5.00 per share for a period of three years from the date of issuance. In connection with the PPM, the Company issued 763,584 shares of restricted common shares and received proceeds of $1,527,171 net of issuance costs of $54,210. In October 1995, the Company reduced the price of the units in the PPM to $1.50 per unit with the same warrant terms.

In March 1996, 549,417 of the PPM units were sold. 441,666 of those units were sold at a discount of $.50. As a result, the Company expensed $220,833 in connection with the sale of these units which is included in general and administrative expense in the statement of operations at December 31, 1996.

The Company also sold 430, 000 shares of restricted common stock to these foreign investors and received proceeds of $645,000.

B.   PREFERRED STOCK OFFERING

On April 4, 1996, the Company issued 250,000 shares of its Convertible Series A Preferred Stock in exchange for $2,273,708, net of expenses of $226,292. In addition, during June 1996, the Company issued warrants to purchase 200,000 shares of common stock as prescribed under the agreement. The preferred stock was converted to 977,057 shares of common stock in June 1996.

C.   LICENSE PURCHASE

During 1995, the Company purchased options to buy licenses from individuals ranging between $100 to $1,500 per option. In February 1996, the Company issued 285,860 restricted common shares as down payment for the exercise of the option to purchase 140 licenses under the license option agreements (see note 6). The issuance of the stock represented the full option price which is 40% of the purchase price. The amount capitalized as down payment of these licenses was based on Management's estimate of the fair market value of the stock on the date of issuance and totaled $821,850. The issuance of the stock, valued at $821,850, has been recorded as an investment in license options on December 31, 1996. In addition, the Company made a down payment on approximately 8 license options and agreed to issue 11,440 restricted shares of its common stock as payment of the full option price which is 40% of the purchase price of these licenses. The shares have been valued at $32,890 and have been recorded as an investment in license options and common stock subscribed at December 31, 1996.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 1996 and 1995
===============================================================================

In December 1995, the Company issued 562,260 restricted common shares as down payment for the exercise of the option to purchase 347 licenses under the license option agreements. The issuance of the stock represents the full option price which is 40% of the purchase price. The amount capitalized as down payment of these licenses was based on the fair market value of the stock on the date of issuance and totaled $860,258.

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

      On March 24, 1995, a trust managed by a significant shareholder and officer of the Company converted advances totaling $578,405 into 385,604 shares of the Company's restricted common stock at a rate of $1.50 per share. In addition, 385,604 options were issued at an exercise price of $4 per share, exercisable for three years from the date of grant. No gain or loss was recognized in the transaction.

o UNRELATED PARTIES -- In connection with a note payable to a third party with an original balance of $350,000, the Company issued 171,917 shares of restricted common stock in lieu of a cash payment of $275,000. The Company recognized a loss of $20,904 as a result of this transaction based on the fair market value of the stock at the date of conversion. The loss is included in general and administrative expense in the consolidated statement of operations at December 31, 1995.

      In connection with a note payable with an original balance of $23,000 to an individual, the Company issued 16,667 shares of restricted common shares in lieu of a cash payment in full satisfaction of the debt. The Company recognized a loss of $11,500 as a result of this transaction based on the fair market value of the stock at the date of conversion. The loss is included in general and administrative expense in the consolidated statement of operations at December 31, 1995.

      During the second half of 1996, certain holders of the 8%, three-year, convertible notes payable, tendered $4.6 million of the convertible notes and $80,432 of accrued interest for conversion into 2,187,029 shares of the Company's common stock. In the fourth quarter of 1996, the holder of the 8%, three-year, convertible notes payable, tendered $2.25 million of the convertible notes and $36,617 of accrued interest for conversion into 1,597,928 shares of the Company's common stock.

E.    CONSULTING

o RELATED PARTIES -- The Company issued 60,000 unrestricted shares to an employee for consulting services. The expense associated with the shares was based on the fair market value at the date of grant and totaled $285,000. This amount has been included in general and administrative expense in the consolidated statement of operations at December 31, 1995.

o UNRELATED PARTIES -- The Company also issued 215,000 shares of unrestricted common stock and 221,000 shares of restricted common stock for consulting services. The expense related to the shares was based on the fair market value at the date of grant and totaled $1,493,215. This amount was expensed during the year ended December 31, 1995, and is included in the consolidated statement of operations as general and administrative expense.

      The Company also issued 62,500 shares of restricted common stock for legal services. The value related to the shares was based on the fair market value at the date of grant and totaled $62,500. The legal services amount was expensed during the year ended December 31, 1996, and is included in the consolidated statement of operations as general and administrative expense.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 1996 and 1995
===============================================================================

     As of January 19, 1996, the Company's Board of Directors approved and issued 450,000 shares of restricted common stock valued at $.37 per share in lieu of cash payment of $153,000. The expense related to the shares was based on the fair market value at the date of grant and totaled $866,250. This amount was expensed during the year ended December 31, 1996, and is included in the consolidated statement of operations as general and administrative expense.

F.   CANCELED AGREEMENTS

In October 1996, the Company entered into mutual settlement and release agreements (the "Settlement Agreements") with certain parties to an SMR System Management Agreement and Option to Acquire ("Underlying Agreements"). The parties agreed to nullify and render void the Underlying Agreements and as additional consideration for the Settlement Agreements, the Company agreed to issue shares of the Corporation's restricted common stock. Pursuant to the terms in the Settlement Agreements, the Company has authorized the issuance of an aggregate of 47,100 shares of its restricted common stock, the value of $60,288 is reflected in other income and expenses in the Company's consolidated statement of operations.

G.   PENALTY FEES

In connection with the note payable to the owner of General (see notes 2 and 8), the Company issued 10,000 restricted shares of common stock as late fees on their monthly payments of the note payable. The shares were valued at $.25 per share. The fair market value at the date of grant totaled $18,750 and is included in general and administrative expense in the consolidated statement of operations at December 31, 1995.


H.   PREPAID MANAGEMENT RIGHT FEES

On December 29, 1995, in connection with an agreement for the management of certain SMR stations, the Company issued 77,002 shares of restricted common stock valued at $1.50 per share. The agreement called for the Company to receive a percentage of the net revenues generated over the next five years. The number of shares issued was determined based on the present value of an estimate of the future cash flows to be received under the management agreement. The expense related to this transaction was based on the fair market value of the stock at the date of grant and totaled $117,813 at December 31, 1995. The total amount was capitalized as prepaid expense in the consolidated balance sheet at December 31, 1995, and is being amortized over the management agreement period. The expense associated the prepaid management right fees was $36,250 and $-0- for the years ended December 31, 1996 and 1995, respectively.

I.   STOCK RETIREMENT

In September 1996, Libero tendered funds, in the amount $2,082,116, to a former officer and director of the Company. In consideration of the funds received, the Company's former officer and director tendered 1,514,266 shares of the Company's common stock to the Company which were canceled. In consideration for the shares, the Company recorded an obligation to Libero in the amount of $2,082,116 which can only be used for the future amount of option exercises. At December 31, 1996, the remaining obligation to Libero totals $832,116 and is included in accompanying consolidated balance sheet.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 1996 and 1995
===============================================================================

J.   OPTIONS

During 1996, the Company granted stock options to purchase 11,417,364 shares of the Company's common stock. The options issued to shareholders, consultants, investors and third parties through acquisitions are exercisable for three to ten years from date of issuance.

                                                               NUMBER
STOCK OPTIONS                                                OF SHARES
-----------------------------------------------------------------------
Outstanding at December 31, 1994                                     --
Granted at $0.50-$5.50 per share                              3,937,136
Less exercised at $0.50-$1.50 per share                        (865,000)
Lapsed or canceled                                                   --
-----------------------------------------------------------------------
Outstanding at December 31, 1995                              3,072,136
Granted at $.37-$6.00 per share                              11,417,364
Less exercised at $0.37-$2.50 per share                      (4,470,000)
Lapsed or canceled                                             (376,532)
-----------------------------------------------------------------------

Outstanding at December 31, 1996                              9,642,968
=======================================================================

Compensation expense associated with the issuance of options of $866,250 and $2,841,788 was recognized for the years ended December 31, 1996 and 1995, respectively.

The Company applied APB Opinion No. 25 in accounting for its Non-Compensatory Stock Option Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amount indicated below:

                                       DECEMBER 31, 1996   DECEMBER 31, 1995
----------------------------------------------------------------------------
Net income      As reported              $ (6,826,250)        $ (7,033,325)
                Pro forma                 (10,049,448)               (1.29)

EPS             As reported                     (0.53)          (7,033,792)
                Pro forma                $      (0.79)        $      (1.29)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 25%, risk-free interest rate of 6.5% and expected life of one year for the options.

Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of two years, and compensation cost for options granted prior to January 1, 1995 is not considered.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 1996 and 1995
===============================================================================

K.   WARRANTS

During the Year ended December 31, 1996, the Company issued warrants in conjunction with the following transactions:

o 340,584 issued in connection with the private placement unit sales (see "private placement").

o    200,000 issued in connection with the preferred stock placement.

o 182,000 issued in connection with the placement of $5.0 million of convertible debentures, 8%, due June, 1999.

o 100,000 issued in connection with the placement of $3.0 million of convertible debentures, 8%, due September, 1998


During the year ended December 31, 1995, the Company issued warrants in conjunction with the following transactions:

o 763,584 issued in connection with the private placement unit sales (see "private placement").

o 30,000 issued as part of the conversion of CCI common stock to CWG common stock (see "conversion of CCI shares").

o 51,667 issued in addition to common shares issued lieu of cash payment on notes payable (note 9).

o    55,250 issued in lieu of cash payment for consulting services.

o 208,883 issued in connection with the private placement unit sales, but were subscribed at December 31, 1995.


Each warrant can be exercised for one share of the Company's common stock. The following is a summary of warrants outstanding and their terms as of December 31, 1996:

                                                               NUMBER
WARRANTS                                                      OF SHARES
-----------------------------------------------------------------------
Outstanding at December 31, 1994                                     --
Granted at $2.50-$5.00 per share                              1,109,334
Less exercised                                                       --
Lapsed or canceled                                                   --
-----------------------------------------------------------------------
Outstanding at December 31, 1995                              1,109,334
Granted at $1.50 - $4.00 per share                              822,584
Less exercised                                                       --
Lapsed or canceled                                                   --
-----------------------------------------------------------------------
Outstanding at December 31, 1996                              1,931,918
=======================================================================

L.   MINORITY INTEREST

Prior to the reverse merger, the Company sold restricted common stock in its subsidiary, CCI, to a third party totaling 700,000 shares. The holder of such shares has not yet elected to convert these shares of CCI to shares of Chadmoore Wireless Group, Inc. As per the amended and restated stock subscription agreement dated January 13, 1995, the third party has options to purchase 2.1 million shares of restricted common stock of CCI. The options are exercisable six months from the closing date of the amended and restated stock subscription agreement through eight years from such date. As such, by July 13, 1995, 700,000 options that were exercisable at $1.50 per share were unexercised by the third party and thus expired on that date. Options to purchase 1.4 million shares of CCI remained outstanding at December 31, 1996 at the following exercise prices:

          NUMBER                                                  OPTION
        OF OPTIONS        OPTION TYPE      EXERCISE PRICE     EXPIRATION DATE
-----------------------------------------------------------------------------
         700,000               A               $ 2.50            1/13/2000
         700,000               B               $ 4.00            1/13/2003

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 1996 and 1995
===============================================================================

In addition, subsequent to the merger, the Company sold common stock in CCI to third parties totaling 30,000 shares with net proceeds of $45,000. At December 31, 1995, these 30,000 shares of CCI's common stock were converted to an equal number of Chadmoore Wireless Group, Inc.'s restricted common stock and these shareholders were granted warrants to purchase 30,000 shares of common stock at $5 per share.

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

(10) INCOME TAXES

Since inception, the Company has incurred net operating losses for both financial reporting and income tax purposes. As of December 31, 1996, the Company has net operating loss carry forwards for income tax reporting purposes totaling approximately $23.5 million. A deferred tax asset is provided when, in management's opinion, it is more likely than not that the deferred tax asset will be realized. To the extent the Company is not able to determine that it is more likely than not that net deferred tax assets will be realized prior to expiration, a valuation allowance is recorded to reduce the net deferred tax asset to the amount which is more likely than not to be realized. A valuation allowance has been provided for 100% of such asset since the likelihood of realization cannot be determined.

Total income tax expense (benefit) differed from the "expected" income tax expense (benefit) determined by applying the statutory federal income tax rate of 34% as follows:

------------------------------------------------------------------------------------------------------
"Expected" statutory tax expense (benefit)                                                 $(2,320,925)
Increase (reduction) in income taxes (benefit) resulting from:
Change in the beginning of year balance of the valuation allowance for deferred tax
assets allocated to income tax expense (benefit)                                             2,320,925
------------------------------------------------------------------------------------------------------

                                                                                           $        --
======================================================================================================

(11) RELATED PARTY TRANSACTIONS

In connection with the note payable to a third party, in 1995, the Company paid cash of $75,000 and issued 171,917 shares of restricted common stock. In addition, the Company issued warrants to purchase 35,000 shares of restricted common stock at an exercise price of $5 per share. These warrants expire December 29, 1998.

In connection with the note payable to an individual, in 1995, the Company issued 16,667 shares of restricted common stock. In addition, the Company issued warrants to purchase 16,667 shares of restricted common stock at an exercise price of $5 per share. These warrants expire September 22, 1998.

On March 24, 1995, a trust managed by a significant shareholder and officer of the Company converted advances totaling $578,405 into 385,604 shares of the Company's restricted common stock at a rate of $1.50 per share and options to purchase 385,604 shares at $4 per share, in accordance with existing debt agreements, in full satisfaction of the advances.

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

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 1996 and 1995
===============================================================================

(12) COMMITMENTS AND CONTINGENCIES

A.   LICENSE OPTION CONTINGENCIES

Once an SMR channel is operating, the Company may exercise its option to acquire the license at any time prior to the expiration of the option. Although, the Company presently intends to exercise all options, the exercise is subject to a number of contingencies. These contingencies include constructing the license within the time period allotted by the FCC, maintaining the channel once constructed, having the ability to purchase the license and the FCC approval of the transfer. If the Company fails to complete construction within the FCC time period and the Company fails to timely notify the grantor of the option, the Company will be obligated under the option to pay the full option price.

The Company may elect not to exercise an option for various business reasons, including the Company's inability to acquire other stations in a given market, making it economically unfeasible for the Company to offer an SMR system in such market. If the Company does not exercise an option, its grantor may retain the consideration previously paid by the Company. Moreover. if the Company defaults in its obligations under an option, the grantor may retain the consideration previously paid by the Company as liquidated damages. Further, if the SMR system is devalued by the Company's direct action, the Company is also liable under the option for the full option price, provided the grantor gives timely notice.

Goodman/Chan Waiver. Nationwide Digital Data Corp. and Metropolitan Communications Corp. (collectively, "NDD/Metropolitan"), traded in the selling of SMR application preparation and filing services to the general public. Most of the purchasers in these activities had no experience in the wireless communications industry. Based on evidence that NDD/Metropolitan had been unable to fulfill their construction and operation obligations to over 4,000 applicants who had received FCC licenses, the Federal Trade Commission ("FTC") filed suit against NDD/Metropolitan in January, 1993, in the Federal District Court for the Southern District of New York ("District Court").

The District Court appointed a receiver, Daniel R. Goodman, to preserve the assets of NDD/Metropolitan. In the course of the receiver's duties, Mr. Goodman, together with a licensee. Dr. Robert Chan, who had received several FCC licenses through NDD/Metropolitan's services, filed a request to extend the construction period for each of over 4,000 SMR stations. At that time, licensees of most of the stations included in the waiver request ("Receivership Stations") were subject to an eight month construction period. On May 24, 1995, the FCC granted the request for extension. The FCC reasoned that the Receivership Stations were subject to regulation as CMRS stations, but had not been granted the extended construction period to be awarded all CMRS licensees. In fairness, the FCC granted an additional four months in which to construct and place the Receivership Stations in operation. The grant of the Goodman/Chan Waiver is to become effective upon publication in the Federal Register. As of this date, the Goodman/Chan Waiver has not been published in the Federal Register.

The FCC has never released a list of stations it considers to be Receivership Stations. Nonetheless, on the basis of general descriptions of the Receivership Stations contained in FCC communications, the Company believes that many of the stations CCI managers are Receivership Stations. In cooperation with each licensee, CCI is proceeding with the construction of the Receivership Stations it manages. Because the FCC will not release a list of Receivership Stations, no assurance can be given that any of the stations managed by CCI are Receivership Stations or that the construction of all of the stations managed by CCI will be timely constructed. Approximately 1,700 of the stations managed by CCI are implicated in or involved with the receivership. As of December 31, 1996, the Company has recorded $3,239,691 to investment in license options in association with the option agreements held by CCI.

The Company's Subsidiaries. 800 and CMRS, manage over five hundred multi-channel trunked SMR stations representing over 5,000 channels and licensed to thirty-three corporations. The stations managed by 800 and CMRS are included in a five-year Extended Implementation Plan granted by the FCC on March 31, 1995, under Section 90.629 of the FCC's rules, 47 C.F.R. Section 90.629. Under the Extended Implementation Plan, as granted, the stations must be constructed in accord with a five-year construction plan. On December 15, 1995, the FCC requested that all licensees included in a Section 90.629 Extended Implementation Plan file documents re-justifying the extended construction period. A rejustification of the Extended Implementation Plan including the stations managed by 800 and CMRS was timely filed. While the Company believes that the FCC will grant at least two years to complete construction of the stations managed by 800 and CMRS, it cannot predict what the FCC's evaluation of the rejustification will yield. In any event, even if the FCC finds the rejustification to be meritless, under Section 90.629(e) of the FCC's rules, 47 C.F.R. Section 90.629(e), 800 and CMRS will be given six months from the date of such determination to complete construction of the stations managed by 800 and CMRS. As of December 31, 1996, the Company has recorded $22,721,712 to management agreements held by CMRS and 800 and $9,737,877 to options to acquire the stock of the licensee corporations also held by CMRS and 800.

B.   LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of Management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(13) SUBSEQUENT EVENTS

A.   DEBT ISSUANCE

In February 1997, the Company executed a Securities Placement Agreement to place a minimum of $1.0 million and maximum of $4.0 million of the Company's three-year, 8%, Convertible Debentures. Principle and interest are convertible into shares of the Company's common stock. In addition, the Securities Purchase Agreement calls for the issuance of 75,000 warrants to purchase shares of the Company's common stock at an exercise price of $2.50 per share for each $1.0 million of 8% Convertible Debentures placed. The warrants are exercisable for three years from date of grant. On February 19, 1997, the Company placed $1.0 million of the 8% Convertible Debentures and received $860,000, net of $140,000 of placement fees. The Company granted 75,000 warrants in connection with the placement. On February 24, 1997, the Company placed an additional $750,000 of the 8% Convertible Debentures and received $670,000, net of $80,000 in placement fees. The Company granted 56,250 warrants in connection with the placement. Principal and accrued interest are convertible at a conversion price for each share of common stock equal to the lessor of (a) $1.37 or (b) a discount of 25% for principal and accrued interest held up to 90 days from the closing date, a discount of 27-1/2% for principal and accrued interest held for 91 to 130 days from the closing date or a discount of 30-1/2% for principal and accrued interest held for more than 131 days. The discount will apply to the average closing bid price for the 5 trading days ending on the date before the conversion date, as represented by the National Association of Securities Dealers Electronic bulletin Board.

B.   AIRTEL SMR, INC. OPTION TO ACQUIRE AGREEMENT

On May 11, 1996, the Company completed a Management and Option to Acquire Agreement with Airtel SMR, Inc., an operator of SMR stations. The Company assumed a $100,000 note payable, due May 1998 with interest at 12%. The Company received SMR equipment valued at $62,702, Management Agreements for one year valued at $3,730 and an Option to Acquire the common stock of Airtel SMR, Inc. valued at $33,568. The allocated valuations of the Management Agreement and Option to Acquire Agreement were based on Management's estimates. On February 23, 1997, The Company exercised its option to acquire the outstanding stock of Airtel SMR, Inc. for $75,000 cash and a 180 day, noninterest bearing, note payable for $75,000. In addition, the $100,000 note payable previously assumed was to become due and payable upon the exercise of the option. The parties agreed to amend the note in consideration for payment of $36,628 which was paid on February 23, 1997. The remaining $36,628 is payable in five monthly installments of $4,707 and the remaining $14,866 is due on June 1, 1997.

                                  FORM 10-KSB
===============================================================================

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Identification Directors and Executive Officers. The following table sets forth the names and ages of all directors and executive officers of the company and all persons nominated or chosen to become a director or an executive officer, indicating all positions and offices with the registrant held by each such person and the period during which he has served as a director or executive officer as of March 17, 1997:

                                                                                  Period of Service
                                                                                   as Director or
Name                       Age        Position                                    Executive Officer
---------------------      ---        -----------------------------               -----------------
Robert W. Moore            39         President, CEO and Director                 2/95 to Present

Jan  S. Zwaik              48         Chief Operating Officer                     2/97 to Present

William C. Bossung         39         Director of Corporate Finance and Director  2/95 to Present
                                      Assistant Secretary                         2/95 to 2/97
                                      Secretary                                   4/96 to Present

Gary L. Killoran           31         Chief Financial Officer                     11/95 to Present
                                      Treasurer                                   4/96 to Present
                                      Assistant Secretary                         2/97 to Present
                                      Director                                    11/96 to Present

David J. Chadwick          36         Vice President, Secretary, Treasurer
                                      and Director                                2/95 to 4/96

James E. Treatch           62         Director                                    5/96 to 11/96

Business Experience

ROBERT W. MOORE, has been President, Chief Executive Officer and a Director of the Company since its reorganization with CCI effective in February 1995, and has held similar positions in CCI since May, 1994. Mr. Moore has been involved in the wireless communications industry since 1984. From 1989 to 1991, Mr. Moore was Regional General Manager of three Metropolitan Statistical Areas for Cellular One. The requirements of his position included management of over 75 employees, complete marketing, operational and P&L responsibility. From 1992 to 1993, he was General Manager for Cellular One in Upstate New York, managing a cellular market with over 35,000 customers and annual revenues in excess of $30,000,000. Again, he was responsible for marketing, strategic planning for system upgrades and customer service and had complete P&L responsibilities. From May 1993 to March 1994, he was President and Director of American Digital Communications, Inc., a public company, where he negotiated agreements to acquire over 800 SMR channels covering a population of over 10,000,000. In addition, while employed at US CommStruct, from 1991 to 1992, as Director of Marketing, Mr. Moore was responsible for completing the design, construction, marketing plan, operational budgets, hiring and training of initial staff and implementation of those plans to bring into operation cellular systems for four Rural Statistical Areas.

                                  FORM 10-KSB
===============================================================================

JAN S. ZWAIK, has been Chief Operating Officer since February 1997. Prior to that, Mr. Zwaik was the Vice President-Director of Geotek Communications in New York from 1995 until February 1997. In that capacity, he administered all aspects of the marketing and distribution of Geotek's Digital SMR system. From 1992 to 1995, he was Chief Financial Officer and Chief Operating Officer of Mariga Communications Corporation/NovoComm Inc., an international telecommunications company. He managed all aspects of operations and finance for four divisions of entrepreneurial international telecommunications company with offices in the US and Russia. Mr. Zwaik also served as CFO and Vice President-Finance and Operations of Lin Broadcasting's Cellular Division between 1988 and 1992. As Vice President-Finance and Operations, he contributed toward the achievement of the highest operating margins in competitive markets of New York, Los Angeles, Philadelphia, Dallas and Houston. Mr. Zwaik is an honors graduate of New York University (BS, Accounting) and a Certified Public Accountant, State of New York.

WILLIAM C. BOSSUNG, has been Director of Corporate Finance, Assistant Secretary and a Director of the Company since its reorganization with CCI effective in February 1995, and has held similar positions in CCI since December, 1994. In addition, Mr. Bossung was elected Secretary in April of 1996. Prior to that, he had been an independent financial consultant to private and public corporations in the development stage since 1990. He specializes in the assessment of capital structures and planning of capital formation. Mr. Bossung is also President of Asian Financial Network, Inc., a Colorado corporation. Asian Financial Network, Inc. is involved in the evaluation of private companies and operates also as a financial advisor to public corporations. Mr. Bossung owns 85% of the common stock of Asian Financial Network, Inc., whose principal business is corporate financial advisement. He is a graduate of Bloomsburg State College (BS, Accounting, 1979).

GARY L. KILLORAN, has been Chief Financial Officer since November 1995, Treasurer since March 1996, Director since November 1996 and Assistant Secretary since February 1997. From May, 1995 to November he was Controller of the Company. Prior to joining Chadmoore, Mr. Killoran spent 2 years as the Regional Accounting Manager - West Region for Sprint Cellular Corporation in Las Vegas, Nevada. In that capacity he managed the development and implementation of the operating budgets in excess of $ 175 million, capital budgets in excess of $65 million and related strategic plans as presented to senior management for approval. He also compiled financial data, implemented and monitored internal controls and completed monthly variance analysis. From 1988 to 1992, he was a Senior Accountant with Centel Corporation in Chicago, Illinois, where he was involved with various aspects of financial reporting including the preparation of earnings releases, quarterly dividend inserts, annual reports and financial reports required to be filed with the Securities and Exchange Commission. He is a graduate of the University of Wisconsin (BS, Business Administration, 1988).

DAVID J. CHADWICK, was Vice President, Secretary, Treasurer, Director of Technology and Development and a Director of the Company since reorganization with CCI effective in February 1995, and has held similar positions in CCI since May, 1994. In April 1996, Mr. Chadwick resigned from all positions with the Company and its subsidiaries, including Director.

JAMES E. TREATCH, was Director of the Company from April 1996 to November 1996. Mr. Treach began his career in the communications industry in 1956 with the Motorola Communications Division. Over the past 34 years, Treach founded and developed several significant communications businesses such as: Cellpage Inc., Metroplex Radio, Inc., MOSMR inc., Versalink and ComVen Inc. Treach has also established MicroRel Inc., in Tempe, Arizona.

Term of Office. Directors are elected to serve until the next succeeding annual meeting of the shareholders or until their successors are duly elected and shall qualify. Executive officers are elected by a majority vote of the board of directors and unless removed by a 2/3 vote of the board of directors and until their respective successors are elected and shall qualify.

                                  FORM 10-KSB
===============================================================================

Compensation of Directors. Currently, Directors of the Company are not compensated for their services. Directors are, however, reimbursed for all travel and other expenses incurred in attending meetings of the Board and any of its committees. No expenses were reimbursed or accrued for the fiscal year ended December 31, 1996 and 1995, except the Company issued 109,862 shares of its common stock to former officers and directors in February 1995, for services rendered and reimbursement of costs. The Company valued such shares at $109,862.

Family Relationships. There are no family relationships between any Director or executive officer or person nominated or chosen by the Company to become a Director or executive officer.

Directorships. No Director or nominee for Director currently holds a directorship in any company subject to the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Legal Proceedings. None.

Compliance With Section 16(a) of the Securities Exchange Act of 1934. Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities registered under the Exchange Act, to file initial reports of ownership with the Securities and Exchange Commission (the "SEC") and each exchange in which its securities are traded. Executive officers and directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Robert W. Moore, William C. Bossung, Gary L. Killoran, James W. Brock, and James E. Treatch, officers and directors of the Company at July 12, 1996, the effective date of the Company's registration of its Common Stock pursuant to Section 12 of the Exchange Act, failed to file their Form 3's on the effective date as required. During 1996, Messrs. Bossung and Killoran failed to timely file Form 4's, each reporting one transaction. As of the date of this Report, all of the above persons have filed such required Forms.

ITEM 10.  EXECUTIVE COMPENSATION

Except for certain stock issuances footnoted below, prior to February 2, 1995, no officer of the Company received any compensation for his services in that capacity. The following table sets forth the total executive compensation paid or accrued by the Company for services rendered to the Company or its subsidiaries in all capacities in the fiscal years ended December 31, 1996, 1995 and 1994 to the Company's chief executive officer and each of the Company's other executive officers ("Named Officers") whose total salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                           Annual Compensation
                                              -------------------------------------------------
        (a)                      (b)             (c)               (d)                  (e)
       Name                      Year                                                  Other
       and                      Ended                                                 Annual
     Principal                 December       Salary(1)          Bonus(2)          Compensation
     Position                     31             ($)               ($)                 ($)
---------------------          --------       ---------          --------          ------------
Robert W. Moore                  1996           93,000            78,000               --
President, CEO                   1995           78,000                --               --
                                 1994           11,650                --               --

William C. Bossung               1996           75,000            65,000               --
Director of Corporate            1995           60,000                --               --
Finance, Secretary               1994               --                --               --

                                  FORM 10-KSB
===============================================================================

                                                              Long Term Compensation
                                                  -----------------------------------------------
                                                             Awards                       Payouts
                                                  -----------------------------------------------
        (a)                      (b)                 (f)                 (g)               (h)               (i)
        Name                    Year              Restricted            Shares                               All
        and                     Ended               Stock             Underlying           LTIP             Other
     Principal                 December            Award(s)            Options/           Payouts        Compensation
     Position                    31                  ($)              SARs(#)(3)           ($)               ($)
----------------------         --------           ----------         ------------         -------        ------------
Robert W. Moore                  1996                --                   --                --                --
President, CEO                   1995                --                 250,000             --             39,000(4)
                                 1994                --                   --                --                --
William C. Bossung               1996                --                 100,000             --                --
Director of Corporate            1995                --                 100,000             --                --
Finance, Secretary               1994                --                   --                --                --


(1) Excludes perquisites and other personal benefits that in the aggregate do not exceed 10% of the Named Officer's total annual salary and bonus, but includes salary received from CCI for the months January through February 1995, for services rendered to CCI in similar officer positions. CCI paid the salary received in fiscal 1994.

(2) Mr. Moore received a bonus equal to $78,000 as a result of the Company receiving an excess of $3,500,000 in aggregate equity financing as stated in their respective employment agreements. Mr. Bossung received a bonus equal to $65,000, as authorized by the board of Directors, based on Mr. Bossung's significant contribution to the Company acquiring equity financing.

(3) These options have been granted pursuant to the Non-qualified Plan. One-half of the options awarded vest upon the Named Officers' respective first anniversary of employment with the Company and with CCI and the other half vests upon the Named Officers' respective second anniversary of such employment.

(4) Mr. Moore elected to defer his compensation from CCI for six months in 1994, in the aggregate amount of $39,000, paid in 1995.

Employment Contracts. The Company does not currently have Employment Agreements with its executive officers. The Company entered into an Employment Agreement with Robert W. Moore effective as of April 21, 1995, which expired on January 1, 1997, provided for a base annual salary of $78,000, subject to increases thereafter upon the approval of the Board of Directors in proportion to the Company's performance and profitability. On February 8, 1996, the Board of Directors approved an increase in Messrs. Moore's and Bossung's base annual salaries to $93,000 and $75,000 respectively. The Company intends to renew Mr. Moore's Employment Agreement on terms currently under discussion. Mr. Moore is entitled to participate in the Company's employee benefit programs. At the discretion of the Board of Directors, the Board may award a bonus to Mr. Moore when the Company reports net taxable earnings. The Company also had an Employment Agreement, expiring on January 1, 1997, with William C. Bossung, as Director of Corporate Finance, with substantially the same terms and provisions as Mr. Moore's, except that Mr. Bossung's compensation was $75,000 per annum. The Company also intends to renew Mr. Bossung's Employment Agreement on terms now under discussion.

                                  FORM 10-KSB
===============================================================================

Amended Nonqualified Stock Option Plan. The Company has reserved an aggregate of 1,500,000 shares of common stock for issuance at fair market value pursuant to the exercise of options under the Amended Nonqualified Stock Option Plan adopted by the Board of Directors on June 15, 1995 (the "Nonqualified Plan"). A Committee of the Company's Board of Directors, which is currently the Board of Directors, has the authority to determine the persons to whom options shall be granted, the amount of such options, and number of shares subject to each option, the time or times on which all or a portion of each option may be exercised and certain other provisions of each option. Options may be granted to directors, officers and key employees of the Company. As of December 31, 1996, the Board of Directors has granted options for 1,575,000 restricted shares, of which options for 330,000 restricted shares of the Company's common stock have been canceled and options for 797,500 restricted shares of the Company's common stock have vested.

The Nonqualified Plan requires the exercise price of the options granted to be not less than the fair market value of the Company's common stock on the day of grant. The Board of Directors may terminate the Nonqualified Plan at any time, subject to outstanding options. Subject to certain exceptions, the Nonqualified Plan may be amended by the Board of Directors without shareholder approval.

Employee Benefit and Consulting Services Compensation Plan. On June 15, 1995, the Company adopted the Chadmoore Wireless Group, Inc. Employee Benefit and Consulting Services Compensation Plan (the "Plan"). On December 8, 1995, the Company's Board of Directors amended the Plan with respect to the number of shares reserved for issuance thereunder. The Plan provides for the direct issuance of, or the granting of options to acquire, common stock to any consultant, service provider or employee (including a director who is also an employee) of the Company who is eligible to receive such common stock or exercise such options up to an aggregate amount of 1,600,000 shares of Common Stock. These shares have been registered under cover of Form S-8 as filed with the SEC on July 12, 1995 and December 14, 1995.

The Plan is administered by a committee of the Board of Directors, which currently is the Board of Directors. The committee has the authority to determine the persons to whom the shares or options are granted, the amount of such shares or options, the exercise price and number of shares subject to each option, the time or times on which all or a portion of each option may be exercised and certain other provisions with respect to each option and the direct issue price for payment by each person for shares granted. The determination of shares to be issued or options to be granted to a particular person pursuant to the terms of the Plan can be made by the committee at any time. As a result, the terms and/or exercise price so set by the committee may vary from one person to another selected to participate in the Plan. Unless at the time of grant or issuance, the committee in its sole discretion adopts restrictions with respect to transferability thereof, the options and shares issued pursuant to the Plan are freely tradable. The Plan does not limit the number of options granted or shares issued to any particular person nor does it provide any limits with respect to the terms that the options may be exercised upon.

At December 31, 1996, the Committee has authorized and issued 1,547,500 shares of common stock for issuance under the plan. Since the Plan's inception, the Committee has granted options to acquire 1,297,500 shares of common stock pursuant to the terms of the Plan. With respect to the options granted to date, they may be exercised by the holders thereof, in whole or in part, at any time within three years of the date of grant. The exercise price of the options is $1.00 per share, except options for 702,500 shares, which have an exercise price of $.50 per share. The holders of the options have exercised such options to purchase an aggregate of 1,272,500 shares of common stock as of December 31, 1996. Unless exercised, all the remaining options will expire by July 1998.

                                  FORM 10-KSB
===============================================================================

Options of Named Officers. The following table sets forth the options issued to the Named Officers of common stock in fiscal 1996. The Company did not grant any stock appreciation rights during fiscal 1996.


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                           Individual Grants
------------------------------------------------------------------------------------------------------------
               (a)                (b)             (c)               (d)                (e)           (f)
                                               % of Total
                                              Options/SARs
                                Shares         Granted to
                              Underlying       Employees
                             Options/SARs      in Fiscal      Exercise or Base                    Expiration
              Name              (#)(1)           Year          Price ($/Share)   Market Price(2)     Date
--------------------------   ------------     ------------    ----------------   ---------------  ----------
Robert W. Moore                     --             --                 --                 --            --
President, CEO

William C. Bossung             100,000            25%               1.50               1.50            (3)
Director of Corporate
Finance, Secretary

(1)  The options have been granted under the Nonqualified Plan.

(2)  The closing bid price of the Company's Common Stock on the date of grant.

(3) One-half of the options may be exercised at any time until December 1, 1998, and the remaining options may be exercised at any time after December 1, 1996, until expiration on December 1, 1999.

                                  FORM 10-KSB
===============================================================================

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 17, 1997, regarding the beneficial ownership of shares of common stock by (i) management; (ii) each shareholder known by the Company to be the beneficial owner of more than 5% of the common stock; and (iii) each Director of the Company, and all Directors and executive officers of the Company as a group. The common stock, $.001 par value, is the Company's only class of outstanding voting securities. Unless otherwise indicated in a footnote thereto, the persons named in the table below have sole voting and investment power with respect to the shares of common stock shown as beneficially owned by them.

NAME AND ADDRESS
OF BENEFICIAL OWNER              NUMBER              PERCENT(1)
-------------------              ------              ----------
Directors and Officers

Robert W. Moore                1,924,266(2)             9.4%
4720 Polaris St.
Las Vegas, NV 89103

William C. Bossung               550,000(3)             2.7%
4720 Polaris St.
Las Vegas, NV 89103

Gary L. Killoran                 250,000(4)             1.2%
4720 Polaris St.
Las Vegas, NV 89103

All Directors and Executive    2,724,266               13.3%
Officers as a Group

--------------

(1) The percentage of stock outstanding for each shareholder is calculated by dividing (i) the number of shares of common stock deemed to be beneficially held by such shareholder as of March 17, 1997, by (ii) the sum of (A) the number of shares of common stock outstanding as of March 17, 1997, plus (B) the number of shares issuable upon exercise of options or warrants held by such shareholder which were exercisable as of March 17, 1997, or which will become exercisable within 60 days after March 17, 1997.

(2) Includes options for 125,000 shares exercisable as of October 12, 1995 and options for 125,000 shares exercisable as of May 11, 1996.

(3) Includes options for 100,000 shares exercisable as of December 1, 1995 and options for 100,000 shares exercisable as of December 1, 1996.

(4) Includes options for 100,000 shares exercisable as of May 8, 1996 and options for 100,000 shares exercisable as of May 8, 1997.

                                  FORM 10-KSB
===============================================================================

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reorganization Activities.

On February 2, 1995, the Company converted each 50 shares of common stock outstanding into one share of common stock. The Board of Directors determined that a reverse stock split of its common stock was in the best interest of the Company based on its current financial position and the pending Reorganization with CCI. As a result of this reverse stock split, the Company had 500,000 shares of common stock outstanding immediately prior to the Reorganization with CCI.

On April 21, 1995, the Company consummated a reorganization with CCI and exchanged with the shareholders of CCI an aggregate of 4,385,604 shares of its common stock for 4,385,604 shares of the outstanding shares of common stock of CCI, resulting in CCI becoming a majority owned subsidiary of the Company. The remaining 700,000 shares of common stock of CCI are owned by Third Mobile. All of the shares issued in the Reorganization are "restricted securities" as defined in Rule 144 of the Act.

The following table sets forth the number of shares of common stock received by each CCI shareholder who held 5% or more of the outstanding CCI shares prior to the Reorganization and their percentage ownership in the Company upon completion of the Reorganization on April 21, 1995.

                                                   PERCENT OF COMPANY SHARES
NAME                 COMPANY     SHARES RECEIVED   OWNED AFTER REORGANIZATION
----                 -------     ---------------   --------------------------
Robert Moore           CCI          2,000,000                49%
David Chadwick         CCI          2,000,000                49%

In connection with the Reorganization, the Company issued an aggregate of 108,362 shares of common stock (post-reverse split) to former directors and officers of the Company in lieu of cash reimbursements for expenses paid on behalf of the Company and as compensation for services rendered to the Company. Also, in connection with the Reorganization, the Company converted approximately $428,608 in debt to an aggregate of 65,138 shares of common stock issued to the respective creditors of the Company.

Affiliate Transactions.

In May 1995, Robert W. Moore transferred 350,000 shares of common stock in the Company to William C. Bossung, an officer and a director of the Company. Mr. Bossung also has beneficial ownership of options to purchase 45,000 shares of common stock of the Company at an exercise price of $1.00 per share for three years from July 1995, held by Asian Financial Network, Inc. On July 9, 1996, Asian Financial Network, Inc. exercised its option to purchase 45,000 shares of the Company's common stock.

Pursuant to the terms of a conversion agreement dated March 9, 1995, the Company converted a $116,329 note payable to David Chadwick into 46,532 restricted shares of the Company's common stock, plus warrants to purchase 46,532 shares of common stock of the Company at an exercise price of $4.00 per share for three years from April 1995. In September 1996, the warrants to purchase 46,532 shares of the Company's common stock were surrendered by Mr. Chadwick and canceled.

On March 24, 1995, the Company converted a note payable to Green Valley Partners Co., a business trust managed by a significant shareholder and officer of the Company, with an outstanding balance of $578,405, including interest, into 385,604 shares of common stock and options to purchase 385,604 shares of common stock of the Company at an exercise price of $2.50 per share for three years from April 1995. CCI originally signed the note in October 1994. In addition, CCI executed a second note payable to Green Valley Partners Co., dated March 28, 1995. This note expired January 1, 1996, without CCI exercising its right to borrow thereunder. In December 1995, Green Valley Partners Co. transferred all of its interest in the Company to a third party.

For a description of the employment agreements entered into between the Company and two of the Company's officers, see Item 10. "EXECUTIVE COMPENSATION".

                                  FORM 10-KSB
===============================================================================

                                    PART IV

ITEM 13.  EXHIBITS AND CURRENT REPORTS ON FORM 8K

(a)(1) A list of the financial statements and schedules thereto as filed in this report reside at Item 7 on page F1 of this report.

(a)(2)    The following exhibits are submitted herewith:

  2.1 Agreement and Plan of Reorganization dated February 2, 1995, by and between the Company (f/k/a CapVest Internationale, Ltd.) and Chadmoore Communications, Inc.(1)

  2.2 Addendum to the Agreement and Plan of Reorganization, dated February 21, 1995, by and between the Company (f/k/a CapVest Internationale, Ltd.) and Chadmoore Communications, Inc.(1)

  2.3 Addendum No. 2 to the Agreement and Plan of Reorganization, dated March 31, 1995, by and between the Company (f/k/a CapVest Internationale, Ltd.) and Chadmoore Communications, Inc.(1)

  3.1     Articles of Incorporation(1)

  3.2 Articles of Amendment to the Articles of Incorporation filed November 1, 1988(3)

  3.3 Articles of Amendment to the Articles of Incorporation filed April 28, 1995(4)

  3.4 Articles of Amendment to the Articles of Incorporation filed April 1, 1996(5)

  3.5 Articles of Amendment to the Articles of Incorporation filed April 11, 1996(6).

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

 10.1 Amended Nonqualified Stock Option Plan dated October 12, 1995 (employee stock option plan covering 1,500,000 shares)(10)

 10.2     Employee Benefit and Consulting Services Plan dated July 7, 1995(11)

 10.3 First Amendment to the Employee Benefit and Consulting Services Plan dated December 8, 1995(12)

 10.4 Employment Agreement between the Company and Robert W. Moore effective as of April 21, 1995(13)


------------

(1) Incorporated by reference to Exhibit 1 in the Form 8-K, under Item 2, date of earliest event reported- February 21, 1995
(2) Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form S-18 (33-14841-D)
(3) Incorporated by reference to Exhibit 3.2 to the Company's Form 10-KSB for the year ended December 31, 1995
(4) Incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB for the year ended December 31, 1995
(5) Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB for the year ended December 31, 1995
(6) Incorporated by reference to Exhibit 3.5 to the Company's Form 10-KSB for the year ended December 31, 1995
(7) Incorporated by reference to Exhibit 4.1 to the Company's Form 10-KSB for the year ended December 31, 1995
(8) Incorporated by reference to Exhibit 4.2 to the Company's Form 10-KSB for the year ended December 31, 1995
(9) Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB for the year ended December 31, 1995
(10) Incorporated by reference to Exhibit 10.1 to the Company's Form 10-KSB for the year ended December 31, 1995
(11) Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 effective July 12, 1996 (file no. 33-94508)
(12) Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 effective December 1, 1996 (file no.33-80405)
(13) Incorporated by reference to Exhibit 10.4 to the Company's Form 10-KSB for the year ended December 31, 1995

                                  FORM 10-KSB
===============================================================================

                                    PART IV

ITEM 13.  EXHIBITS AND CURRENT REPORTS ON FORM 8K - CONTINUED

(a)(2)    The following exhibits are submitted herewith: - Concluded

 10.5 Employment Agreement between the Company and David J. Chadwick effective as of April 21, 1995(14)

 10.6 Employment Agreement between the Company and William C. Bossung effective as of April 21, 1995(15)

 10.7 Integrated Dispatch Enhanced Network ("iDEN") Purchase Agreement dated February 28, 1996 by and between the Company and Motorola, Inc.
          (16)

 10.8     Amendment Number 001 to the Integrated Dispatch Enhanced Network
          (iDEN) Purchase Agreement dated March 25, 1996(17)

 10.9 Asset Purchase Agreement dated November 2, 1994 by and between Chadmoore Communications, Inc., and General Communications Radio Sales and Service, Inc., General Electronics, Inc. and Richard Day with Exhibits(18)

10.10 Modification to Asset Purchase Agreement dated March 8, 1996 by and between Chadmoore Communications, Inc., the Company and Chadmoore Communications of Tennessee, Inc. and General Communications Radio Sales and Service, Inc., General Electronics, Inc. and Richard Day with Exhibits(19)

10.11 Stock Purchase Agreement dated June 14, 1996, by and between Chadmoore Wireless Group, Inc. and Libero Limited(20)

10.12 Purchase Agreement between Motorola, Inc. and Chadmoore Wireless Group, Inc. and Chadmoore Communications, Inc. dated October 25, 1996(22)

10.13 Promissory Note executed by Chadmoore Communications, Inc. payable to Motorola, Inc., dated December 30, 1996.(22)

10.14 Guarantee of Security Agreement executed by Chadmoore Wireless Group, Inc., in favor of Motorola, Inc., dated December 30, 1996.(22)

11.1 Calculation of Weighted Average Shares Outstanding (see Consolidated Statement of Operations and Notes to Consolidated Financial Statement, 1-L)

16.1 Letter of Mitchell Finley & Company, P.C. dated July 10, 1995, stating its concurrence with the disclosure contained in the Company's Current Report on Form 8-K(21)

21.1      Subsidiaries of the Company(22)

23.1      Consent of KPMG Peat Marwick LLP(22)

27.1      Financial Data Schedule(22)

-------------

(14) Incorporated by reference to Exhibit 10.5 to the Company's Form 10-KSB for the year ended December 31, 1995
(15) Incorporated by reference to Exhibit 10.6 to the Company's Form 10-KSB for the year ended December 31, 1995
(16) Incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB for the year ended December 31, 1995
(17) Incorporated by reference to Exhibit 10.8 to the Company's Form 10-KSB for the year ended December 31, 1995
(18) Incorporated by reference to Exhibit 2.2 to the Company's Form 8-K, under
     Item 2, date of earliest event reported - March 8, 1996
(19) Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K, under
     Item 2, date of earliest event reported March 8, 1996
(20) Incorporated by reference to Exhibit 10.11 to the Company's Form 8-K, under
     Item 2, date of earliest event reported - June 14, 1996
(21) Incorporated by reference to Exhibit 16 to the Company's Form 8-K, under
     Item 4, date of earliest event reported - July 7, 1995
(22) Filed herewith.

                                  FORM 10-KSB
===============================================================================

                                    PART IV

ITEM 13. EXHIBITS AND CURRENT REPORTS ON FORM 8K - CONCLUDED

(b)      Current Reports on Form 8-K

(i) Current Report on Form 8-K filed on December 31, 1996, reporting shares of Registrant's common stock issued pursuant to Regulation S since November 3, 1996, upon conversion of debentures and exercise of options, reported pursuant to the SEC's Division of Corporation Finance's interpretation of the new disclosure requirements set forth in SEC Release No. 34-37801.

(ii) Current Report on Form 8-K filed on January 13, 1997, reporting shares of Registrant's common stock issued pursuant to Regulation S since December 27, 1996, upon conversion of debenture(s) and conversion of note(s), reported pursuant to the SEC's Division of Corporation Finance's interpretation of the new disclosure requirements set forth in SEC Release No. 34-37801.

(iii) Current Report on Form 8-K filed on January 30, 1997, reporting the execution of First Amendment to Stock Option Agreement between Registrant and Libero Limited, limiting the number of options exercisable at any one time thereunder; and further reporting shares of Registrant's common stock issued pursuant to Regulation S, upon exercise of stock options on January 17, 1997, reported pursuant to the SEC's Division of Corporation Finance's interpretation of the new disclosure requirements set forth in SEC Release No. 34-37801.

(iv) Current Report on Form 8-K filed on February 28, 1997, reporting shares of Registrant's common stock issued pursuant to Regulation S since January 17, 1996, upon conversion of debenture(s) and conversion of note(s), reported pursuant to the SEC's Division of Corporation Finance's interpretation of the new disclosure requirements set forth in SEC Release No. 34-37801.

                                  FORM 10-KSB
===============================================================================

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Chadmoore Wireless Group, Inc.
                                       (formerly CapVest International, Ltd.)


                                       By: /s/ Robert W. Moore
                                           ----------------------------------
                                           Robert W. Moore
                                           President and CEO

                                       By: /s/ Gary L. Killoran
                                           ----------------------------------
                                           Gary L. Killoran
                                           Chief Financial Officer, Treasurer

                                       Date: March 31, 1997


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



/s/ Robert W. Moore                                      Date:  March 31, 1997
-----------------------------------------------
Robert W. Moore, President, Chief Executive
  Officer and Director


/s/ William C. Bossung                                   Date:  March 31, 1997
-----------------------------------------------
William C. Bossung, Director of Finance,
Secretary and Director


/s/ Gary L. Killoran                                     Date:  March 31, 1997
-----------------------------------------------
Gary L. Killoran, Chief Financial Officer,
Treasurer and Director

                                  FORM 10-KSB
===============================================================================

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
(a)(1)    A list of the financial statements and schedules thereto as filed in this report reside at Item 7 on page F1 of this report.

(a)(2)    The following exhibits are submitted herewith:

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

  3.1     Articles of Incorporation(1)

  3.2     Articles of Amendment to the Articles of Incorporation filed November
          1, 1988(3)

  3.3     Articles of Amendment to the Articles of Incorporation filed April
          28, 1995(4)

  3.4     Articles of Amendment to the Articles of Incorporation filed April 1,
          1996(5)

  3.5     Articles of Amendment to the Articles of Incorporation filed April
          11, 1996(6).

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

  4.3     Certificate of Designation of Rights and Preferences of Series A
          Convertible Preferred Stock of the Company(9)

 10.1     Amended Nonqualified Stock Option Plan dated October 12, 1995
          (employee stock option plan covering 1,500,000 shares)(10)

 10.2     Employee Benefit and Consulting Services Plan dated July 7, 1995(11)

 10.3 First Amendment to the Employee Benefit and Consulting Services Plan dated December 8, 1995(12)

------------

(1) Incorporated by reference to Exhibit 1 in the Form 8-K, under Item 2, date of earliest event reported- February 21, 1995
(2) Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form S-18 (33-14841-D)
(3) Incorporated by reference to Exhibit 3.2 to the Company's Form 10-KSB for the year ended December 31, 1995
(4) Incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB for the year ended December 31, 1995
(5) Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB for the year ended December 31, 1995
(6) Incorporated by reference to Exhibit 3.5 to the Company's Form 10-KSB for the year ended December 31, 1995
(7) Incorporated by reference to Exhibit 4.1 to the Company's Form 10-KSB for the year ended December 31, 1995
(8) Incorporated by reference to Exhibit 4.2 to the Company's Form 10-KSB for the year ended December 31, 1995
(9) Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB for the year ended December 31, 1995
(10) Incorporated by reference to Exhibit 10.1 to the Company's Form 10-KSB for the year ended December 31, 1995
(11) Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 effective July 12, 1996 (file no. 33-94508)
(12) Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 effective December 1, 1996 (file no.33-80405)

                                  FORM 10-KSB
===============================================================================

(a)(2)    The following exhibits are submitted herewith: - Concluded

 10.4 Employment Agreement between the Company and Robert W. Moore effective as of April 21, 1995(13)

 10.5 Employment Agreement between the Company and David J. Chadwick effective as of April 21, 1995(14)

 10.6 Employment Agreement between the Company and William C. Bossung effective as of April 21, 1995(15)

 10.7     Integrated Dispatch Enhanced Network ("iDEN") Purchase Agreement
          dated February 28, 1996 by and between the Company and Motorola, Inc.
          (16)

 10.8     Amendment Number 001 to the Integrated Dispatch Enhanced Network
          (iDEN) Purchase Agreement dated March 25, 1996(17)

 10.9     Asset Purchase Agreement dated November 2, 1994 by and between
          Chadmoore Communications, Inc., and General Communications Radio
          Sales and Service, Inc., General Electronics, Inc. and Richard Day with Exhibits(18)

10.10 Modification to Asset Purchase Agreement dated March 8, 1996 by and between Chadmoore Communications, Inc., the Company and Chadmoore
          Communications of Tennessee, Inc. and General Communications Radio
          Sales and Service, Inc., General Electronics, Inc. and Richard Day with Exhibits(19)

10.11     Stock Purchase Agreement dated June 14, 1996, by and between
          Chadmoore Wireless Group, Inc. and Libero Limited(20)

10.12     Purchase Agreement between Motorola, Inc. and Chadmoore Wireless
          Group, Inc. and Chadmoore Communications, Inc. dated October 25,
          1996(22)

10.13     Promissory Note executed by Chadmoore Communications, Inc. payable to
          Motorola, Inc., dated December 30, 1996.(22)

10.14     Guarantee of Security Agreement executed by Chadmoore Wireless Group,
          Inc., in favor of Motorola, Inc., dated December 30, 1996.(22)

11.1      Calculation of Weighted Average Shares Outstanding (see Consolidated
          Statement of Operations and Notes to Consolidated Financial
          Statement, 1-L)

16.1 Letter of Mitchell Finley & Company, P.C. dated July 10, 1995, stating its concurrence with the disclosure contained in the Company's Current Report on Form 8-K(21)

21.1      Subsidiaries of the Company(22)

23.1      Consent of KPMG Peat Marwick LLP(22)

27.1      Financial Data Schedule(22)


-------------

(13) Incorporated by reference to Exhibit 10.4 to the Company's Form 10-KSB for the year ended December 31, 1995
(14) Incorporated by reference to Exhibit 10.5 to the Company's Form 10-KSB for the year ended December 31, 1995
(15) Incorporated by reference to Exhibit 10.6 to the Company's Form 10-KSB for the year ended December 31, 1995
(16) Incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB for the year ended December 31, 1995
(17) Incorporated by reference to Exhibit 10.8 to the Company's Form 10-KSB for the year ended December 31, 1995
(18) Incorporated by reference to Exhibit 2.2 to the Company's Form 8-K, under
     Item 2, date of earliest event reported - March 8, 1996
(19) Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K, under
     Item 2, date of earliest event reported March 8, 1996
(20) Incorporated by reference to Exhibit 10.11 to the Company's Form 8-K, under
     Item 2, date of earliest event reported - June 14, 1996
(21) Incorporated by reference to Exhibit 16 to the Company's Form 8-K, under
     Item 4, date of earliest event reported - July 7, 1995
(22) Filed herewith.