Form 10KSB/A
period 1996-12-31
CHADMOORE WIRELESS GROUP INC
filed 1997-05-09
CIK 815755

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549
                                FORM  10-KSB/A-1

         (Mark One)
         [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED  DECEMBER 31,  1996
                                       or
         [     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________  to ____________

                        Commission File Number: 0-20999

                         CHADMOORE WIRELESS GROUP, INC.
                  Name of small business issuer in its charter

        COLORADO                                           84-1058165
---------------------------------------------              ------------------------------------
(State of other jurisdiction of incorporation              (I.R.S. Employer Identification No.)
or organization)

                4720 POLARIS STREET,  LAS VEGAS, NEVADA    89103
            ------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

                   Issuer's telephone number  (702) 891-5255

         Securities registered under Section 12 (b) of the Exchange Act:   NONE

         Title of each class and name of each exchange on which registered:

              NONE                                         NONE
         --------------                               --------------

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

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days. AS OF MARCH 17, 1997, THE AGGREGATE MARKET VALUE OF THE COMPANY'S COMMON STOCK HELD BY NON-
         AFFILIATES WAS $22,897,806.   State the number of shares outstanding
         of each of the issuer's classes of common equity as of the latest practicable date. AS OF MARCH 17, 1997, 19,748,053 SHARES OF COMMON STOCK WERE OUTSTANDING.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES         NO  X
                                                                 ---       ---

Items 1 and 10 are hereby amended as follows:

Item 1 is amended by adding to the end thereof the following statement:

CAUTIONARY STATEMENT

Information provided herein by the Company contains, and from time to time the Company may disseminate material and make statements which may contain, "forward looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). These cautionary statements are being made pursuant to the provisions of the PSLRA and with the intention of obtaining the benefits of the "safe harbor" provisions of the PSLRA. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

         (i) The Company competes with well-established competitors who have substantially greater financial resources and longer operating histories than the Company. (See ITEM 1. COMPETITION)

         (ii) The Company's business strategy requires it to have access to substantial additional capital. There can be no assurance that the Company will be able to obtain such desired capital. (SEE ITEM 6. LIQUIDITY AND CAPITAL RESOURCES)

         (iii) The Company is subject to substantial regulatory requirements, including FCC requirements that the Company "build out" the Company's channels within specified periods or risk losing its rights to such channels. There can be no assurances that the Company will be able to satisfy such requirements, or that the Company will not be subject to other adverse regulatory developments. (SEE ITEM 1. GOVERNMENT REGULATION)


Item 10 is hereby amended by amending and restating the paragraph appearing therein under the heading "Employment Contracts" in its entirety as follows:

Employment Contracts. The Company has entered into the following employment agreements with its executive officers:

Robert W. Moore. Mr. Moore is employed as a Member of the Board, President and Chief Executive Officer of the Company pursuant to an employment agreement expiring on January 1, 1999. The term of the agreement will be automatically extended for successive two-year periods commencing January 1, 1999, unless the Company or Mr. Moore notifies the other of its or his election not to extend the term of the agreement sixty days prior to the expiration of the term. The agreement provides that Mr. Moore is to receive an annual base salary of $125,000, an annual bonus in an amount determined from year to year by the Board of Directors, at its discretion, and certain additional benefits. The employment agreement is terminable prior to the expiration of the term of the Agreement (1) by the Company for cause (as defined therein) and (2) by Mr. Moore (a) for cause (as defined therein), (b) at any time for any reason by Mr. Moore. Should the employment agreement be terminated by the Company without cause or by Mr. Moore for cause, Mr. Moore would be entitled to (1) continuation of all health insurance benefits through the expiration of the term of the agreement, or for 24 months from termination, whichever period is longer and (2) a lump sum payment in an amount equal to two times the annual base salary, provided that if Mr. Moore is terminated within one year following a change in ownership of the Company (as defined therein), Mr. Moore will receive a lump sum payment equal to 2.99 times the average annual compensation paid to Mr. Moore by the Company during the five years prior to such change in ownership. In the event of Mr. Moore's death or disability he (or his estate) would be entitled to receive a lump sum payment equal to the greater of (a) the annual base salary (or, in the case of disability, twice the annual base salary) and (b) the amount which would have been payable throughout the remainder of the term of the agreement. In the event of Mr. Moore's death, the Company would also be obligated to continue all health insurance benefits for Mr. Moore's immediate family for two years. Upon the expiration of the agreement, the Company is obligated to pay to Mr. Moore a lump sum equal to the annual base salary. Pursuant to the employment agreement, Mr. Moore has agreed during the term of the agreement, not to render services to, or plan for or organize, a business which is materially competitive with or similar to the business of the Company or any of its subsidiaries.

William C. Bossung. Mr. Bossung is employed as a Member of the Board and Secretary/Director, Corporate Finance of the Company pursuant to an employment agreement expiring on January 1, 1999. The term of the agreement will be automatically extended for successive two-year periods commencing January 1, 1999, unless the Company or Mr. Bossung notifies the other of its or his election not to extend the term of the agreement sixty days prior to the expiration of the term. The agreement provides that Mr. Bossung is to receive an annual base salary of $110,000, an annual bonus in an amount determined from year to year by the Board of Directors, at its discretion, and certain additional benefits. The employment agreement is terminable prior to the expiration of the term of the Agreement (1) by the Company for cause (as defined therein) and (2) by Mr. Bossung (a) for cause (as defined therein), (b) at any time for any reason by Mr. Bossung on 60 days notice to the Company. Should the employment agreement be terminated by the Company without cause or by Mr. Bossung for cause, Mr. Bossung would be entitled to (1) continuation of all health insurance benefits through the expiration of the term of the agreement, or for 24 months from termination, whichever period is longer and
(2) a lump sum payment in an amount equal to two times the annual base salary, provided that if Mr. Bossung is terminated within one year following a change in ownership of the Company (as defined therein), Mr. Bossung will receive a lump sum payment equal to 2.99 times the average annual compensation paid to Mr. Bossung by the Company during the five years prior to such change in ownership (or such actual period of employment, if less than five years). In the event of Mr. Bossung's death or disability he (or his estate) would be entitled to receive a lump sum payment equal to the greater of (a) the annual base salary (or, in the case of disability, twice the annual base salary) and
(b) the amount which would have been payable throughout the remainder of the term of the agreement. In the event of Mr. Bossung's death, the Company would also be obligated to continue all health insurance benefits for Mr. Bossung's immediate family for two years. Upon the expiration of the agreement, the Company is obligated to pay to Mr. Bossung a lump sum equal to the annual base salary. Pursuant to the employment agreement, Mr. Bossung has agreed during the term of the agreement, not to render services to, or plan for or organize, a business which is materially competitive with or similar to the business of the Company or any of its subsidiaries.

Gary L. Killoran. Mr. Killoran is employed as a Member of the Board, Treasurer and Chief Financial Officer of the Company pursuant to an employment agreement expiring on January 1, 1999. The term of the agreement will be automatically extended for successive two-year periods commencing January 1, 1999, unless the Company or Mr. Killoran notifies the other of its or his election not to extend the term of the agreement sixty days prior to the expiration of the term. The agreement provides that Mr. Killoran is to receive an annual base salary of $95,000, an annual bonus in an amount determined from year to year by the Board of Directors, at its discretion, and certain additional benefits. The employment agreement is terminable prior to the expiration of the term of the Agreement (1) by the Company for cause (as defined therein) and (2) by Mr. Killoran (a) for cause (as defined therein), (b) at any time for any reason by Mr. Killoran on 60 days notice to the Company. Should the employment agreement be terminated by the Company without cause or by Mr. Killoran for cause, Mr. Killoran would be entitled to (1) continuation of all health insurance benefits through the expiration of the term of the agreement, or for 24 months from termination, whichever period is longer and (2) a lump sum payment in an amount equal to two times the annual base salary, provided that if Mr. Killoran is terminated within one year following a change in ownership of the Company (as defined therein), Mr. Killoran will receive a lump sum payment equal to 2.99 times the average annual compensation paid to Mr. Killoran by the Company during the five years prior to such change in ownership (or such actual period of employment, if less than five years). In the event of Mr. Killoran's death or disability he (or his estate) would be entitled to receive a lump sum payment equal to the greater of (a) the annual base salary (or, in the case of disability, twice the annual base salary) and (b) the amount which would have been payable throughout the remainder of the term of the agreement. In the event of Mr. Killoran's death, the Company would also be obligated to continue all health insurance benefits for Mr. Killoran's immediate family for two years. Upon the expiration of the agreement, the Company is obligated to pay to Mr. Killoran a lump sum equal to the annual base salary. Pursuant to the employment agreement, Mr. Killoran has agreed during the term of the agreement, not to render services to, or plan for or organize, a business which is materially competitive with or similar to the business of the Company or any of its subsidiaries.

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

                                                                    Chadmoore Wireless Group, Inc.
                                                                    (formerly CapVest International, Ltd.)


                                                                    By:   /s/ ROBERT W. MOORE
                                                                       ----------------------------------------
                                                                          Robert W. Moore
                                                                          President and CEO

                                                                    By:   /s/ GARY L. KILLORAN
                                                                       ----------------------------------------
                                                                          Gary L. Killoran
                                                                          Chief Financial Officer, Treasurer

                                                                    Date:  May 9, 1997


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



/s/ ROBERT W. MOORE                                                                           Date:  May 9, 1997
--------------------------------------------------------------------
Robert W. Moore, President, Chief Executive Officer and Director


/s/ WILLIAM C. BOSSUNG                                                                        Date:  May 9, 1997
--------------------------------------------------------------------
William C. Bossung, Director of Finance, Secretary and Director


/s/ GARY L. KILLORAN                                                                          Date:  May 9, 1997
--------------------------------------------------------------------
Gary L. Killoran, Chief Financial Officer, Treasurer and Director