Form 10QSB
period 1997-03-31
CHADMOORE WIRELESS GROUP INC
filed 1997-05-15
CIK 815755

                                  FORM 10-QSB
===============================================================================
                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

1[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                        Commission File Number: 0-20999

                         CHADMOORE WIRELESS GROUP, INC.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

COLORADO                                  84-1058165
-------------------------------           ------------------------------------
(State of other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                  4720 POLARIS STREET, LAS VEGAS, NEVADA 89103
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (702) 891-5255
                          ---------------------------
                          (Issuer's telephone number)

-------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF APRIL 30, 1997, ISSUER HAD 19,748,053 SHARES OF COMMON STOCK, .001 PAR VALUE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes  [ ]   No  [X]

================================================================================

===============================================================================
                                     INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                            PAGE
         Unaudited Consolidated Financial Statements of Chadmoore Wireless Group, Inc.,
         and Subsidiaries (Formerly CapVest Internationale, Ltd.):

                  Consolidated Balance Sheets:
                           As of March 31, 1997 and December 31, 1996                     1

                  Consolidated Statements of Operations:
                           For the Three Months Ended March 31, 1997 and 1996 and
                           Period from January 1, 1994 to March 31, 1997                  2

                  Consolidated Statements of Cash Flows:
                           For the Three Months Ended March 31, 1997 and 1996 and
                           Period from January 1, 1994 to March 31, 1997                 3-4

                  Consolidated Statement of Changes in Shareholders' Equity
                           For the Three Months Ended March 31, 1997                      5

                  Notes to Unaudited Consolidated Financial Statements                   6-13

ITEM 2.  PLAN OF OPERATION                                                               14-16

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                               17

ITEM 2.  CHANGES IN SECURITIES                                                           17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                 17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS                           17

ITEM 5.  OTHER INFORMATION                                                               17

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K                                                18-20

SIGNATURES                                                                               21


===============================================================================

                                  FORM 10-QSB
===============================================================================
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets
March 31, 1997 and December 31, 1996
-------------------------------------------------------------------------------

                                                                           MARCH 31, 1997     DECEMBER 31,
                                                                            (UNAUDITED)          1996
                                                                           --------------     ------------
                                         ASSETS
Current assets:
    Cash                                                                    $  1,353,528       1,463,300
    Accounts receivable                                                          330,047         266,520
    Inventory                                                                    214,164         197,476
    Prepaid property management rights                                            72,500          81,563
    Deposits                                                                          --         124,624
    Other                                                                         65,013          32,020
                                                                            ------------      ----------
              Total current assets                                             2,035,252       2,165,503
Investment in JJ&D, LLC                                                          503,156         532,997
Property and equipment, net                                                    3,466,576       3,164,098
FCC licenses, net of accumulated amortization of $172,757 and $153,404,        1,375,542       1,394,895
    respectively
Debt issuance  costs,  net of  accumulated  amortization  of $12,498 and         172,502          77,562
    $39,038, respectively
Management agreements                                                         22,725,442      22,725,442
Investment in license options                                                  3,325,391       3,239,691
Investment in options to acquire management agreements                         9,771,445       9,771,445
Other                                                                            156,412          55,994
                                                                            ------------      ----------
Total Assets                                                                $ 43,531,718      43,127,627
                                                                            ============      ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Current installments of long-term debt                                  $    292,837         217,096
    Accounts payable and accrued liabilities                                     388,668         329,122
    Licenses - options payable                                                    49,800          49,800
    License option commission payable                                            524,800         524,800
    Accrued interest                                                              22,866          62,346
    Other                                                                         30,763          32,080
                                                                            ------------      ----------
              Total current liabilities                                        1,309,734       1,215,244
Capital lease obligations                                                          6,723           8,646
Long-term debt, excluding current installments                                 3,120,812       2,500,141
Restricted option prepayment                                                     670,187         832,116
                                                                            ------------      ----------
              Total liabilities                                                5,107,456       4,556,147
                                                                            ------------      ----------
Commitments and contingencies Shareholders' equity :
    Preferred stock, $.001 par value.  Authorized 40,000,000 shares;                  --              --
      issued and outstanding -0- shares
    Common stock, $.001 par value.  Authorized 100,000,000 shares; issued         19,748          17,824
      and outstanding 19,748,053 shares at March 31, 1997 and 17,823,445 shares at December 31, 1996
    Additional paid-in capital                                                54,391,902      52,951,491
    Stock subscribed                                                              32,890         288,835
    Deficit accumulated during the development stage                         (16,020,278)    (14,686,670)
                                                                            ------------      ----------

              Total shareholders' equity                                      38,424,262      38,571,480
                                                                            ------------      ----------

Total liabilities and shareholders' equity                                  $ 43,531,718      43,127,627
                                                                            ============      ==========

See accompanying notes to unaudited consolidated financial statements.


                                       1
===============================================================================

                                  FORM 10-QSB
===============================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
For the Three Months Ended March 31, 1997 and 1996 and for the
Period from January 1, 1994 through March 31, 1997
-------------------------------------------------------------------------------

                                                                            PERIOD FROM
                                                                             JANUARY 1,
                                            THREE MONTHS ENDED MARCH 31,    1994 THROUGH
                                            ----------------------------      MARCH 31,
                                                1997            1996            1997
                                             (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                            ------------    ------------    ------------
Revenues:
Radio services                              $    141,491    $     19,285    $    706,041
Equipment sales                                  290,740         168,539       1,113,813
Maintenance and installation                      59,491              --         334,487
Other                                             67,655              --         311,242
                                            ------------    ------------    ------------
                                                 559,377         187,824       2,465,583
                                            ------------    ------------    ------------

Costs and expenses:
Cost of sales                                    332,642          48,454       1,449,793
Salaries, wages and benefits                     576,040         251,130       3,136,713
General and administrative                       760,274         585,347      13,359,159
Depreciation and amortization                    160,358          50,333         765,892
                                            ------------    ------------    ------------
                                               1,829,314         935,264      18,711,557
                                            ------------    ------------    ------------

Loss from operations                          (1,269,937)       (747,440)    (16,245,974)
                                            ------------    ------------    ------------

Other income (expense):
Management fees                                       --         100,198         472,611
Interest expense                                 (63,986)        (22,048)       (489,047)
Gain on sale of assets                                --              --         330,643
Gain on forgiveness of debt                           --              --          47,450
Equity on losses from minority investment             --              --          (1,322)
Loss on retirement of note payable                    --              --         (32,404)
Other, net                                           315           1,875        (102,235)
                                            ------------    ------------    ------------
                                                 (63,671)         80,025         225,696
                                            ------------    ------------    ------------

Net loss                                    $ (1,333,608)   $   (667,415)   $(16,020,278)
                                            ============    ============    ============

Weighted average number of common
shares outstanding                            19,151,200       9,105,746      19,151,200
                                            ============    ============    ============

Net loss per share                          $      (0.07)   $      (0.07)   $      (0.84)
                                            ============    ============    ============

See accompanying notes to unaudited consolidated financial statements.


                                       2
===============================================================================

                                  FORM 10-QSB
===============================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 1997 and 1996 and for the Period from January 1, 1994 through March 31, 1997
-------------------------------------------------------------------------------

                                                                                                     PERIOD FROM
                                                                         THREE MONTHS ENDED           JANUARY 1,
                                                                               MARCH 31,             1994 THROUGH
                                                                     ----------------------------     MARCH 31,
                                                                        1997            1996            1997
                                                                     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                                                     ------------    ------------    ------------
Cash flows from operating activities:
    Net loss                                                         $ (1,333,608)   $   (667,415)   $(16,020,278)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
        Depreciation and amortization                                     146,083          50,333         751,617
        Amortization of debt discount and debt issuance                    51,564          12,718         149,666
        Gain on sale of assets held for resale                                 --              --        (330,643)
        Equity in losses from minority investments                             --              --           1,322
        Expense associated with:
          Stock issued for services                                            --          62,500       2,583,161
          Options issued for services                                          --              --       3,708,038
        Change in operating assets and liabilities:
          Decrease in stock subscriptions receivable, net of stock
            subscribed                                                         --         675,000        (637,193)
          Increase in accounts receivable                                 (63,527)        (52,299)       (161,584)
          Increase in inventory                                           (16,688)        (21,860)       (136,183)
          Decrease in due from General Communications, Inc.                    --          58,523              --
          Decrease in prepaids                                              9,063           9,063          45,313
          (Increase) in other noncurrent assets                           (44,000)             --         (80,858)
          Increase in deposits                                            (16,631)             --         (22,755)
          Increase in other current assets                                 (7,993)             --         (40,013)
          Increase (decrease) in accounts payable                          79,548         (52,142)        410,479
          Increase in commission payable                                       --         175,600         524,800
          Increase in accrued interest                                      1,849          16,370         246,160
          Increase in other current liabilities                             3,439              --           3,439
                                                                     ------------    ------------    ------------
Net cash (used in) provided by operating activities                    (1,190,901)        266,391      (9,005,512)
                                                                     ------------    ------------    ------------
Cash flows from investing activities:
    Purchase of assets from General Communications, Inc.                       --        (345,609)       (352,101)
    20% investment in JJ&D, LLC                                                --              --        (100,000)
    Purchase of Airtel Communications, Inc. assets                             --              --         (50,000)
    Purchase of CMRS and 800 SMR Network, Inc.                                 --              --      (3,547,000)
    Purchase of SMR station licenses                                           --              --      (1,398,575)
    Purchase of license options                                           (11,800)       (207,920)     (1,143,887)
    Increase in deposits of licenses                                     (104,900)             --        (447,708)
    Purchase of property and equipment                                   (212,090)       (591,125)     (2,951,042)
    Purchase of assets held for resale                                         --              --        (219,707)
    Sale of assets held for resale                                             --              --         700,000
    Increase in deposit on sale                                                --          72,029              --
                                                                     ------------    ------------    ------------
Net cash used in investing activities                                    (328,790)     (1,072,625)     (9,510,020)
                                                                     ------------    ------------    ------------

(Continued)


                                       3
===============================================================================

                                  FORM 10-QSB
===============================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Cash Flows, Continued
For the Three Months Ended March 31, 1997 and 1996 and for the Period From January 1, 1994 through March 31, 1997
-------------------------------------------------------------------------------

                                                                                    PERIOD FROM
                                                         THREE MONTHS ENDED          JANUARY 1,
                                                              MARCH 31,             1994 THROUGH
                                                    ----------------------------      MARCH 31,
                                                       1997            1996             1997
                                                    (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
                                                    ------------    ------------    ------------
Cash flows from financing activities:
    Proceeds upon issuance of common stock          $         --    $  1,317,690    $  4,316,543
    Proceeds upon issuance of preferred stock                 --              --       2,273,707
    Proceeds upon exercise of options - related               --              --          62,500
    Proceeds upon exercise of options - unrelated             --         127,500       3,075,258
    Purchase and conversion of CCI stock                      --              --          45,000
    Advances from related parties                             --              --         767,734
    Payment of advances from related parties                  --              --         (73,000)
    Payments on capital lease obligations                 (6,683)             --         (30,770)
    Payments of long-term debt                          (113,398)        (21,990)       (617,912)
    Proceeds from issuance of notes payable                   --              --         375,000
    Proceeds from issuance of long-term debt           1,530,000              --       9,675,000
                                                    ------------    ------------    ------------
Net cash provided by financing activities              1,409,919       1,423,200      19,869,060
                                                    ------------    ------------    ------------

Net increase (decrease) in cash                         (109,772)        616,966       1,353,528

Cash at beginning of period                            1,463,300         188,029              --
                                                    ------------    ------------    ------------

Cash at end of period                               $  1,353,528    $    804,995    $  1,353,528
                                                    ============    ============    ============


Supplemental disclosure of cash paid for:
    Taxes                                           $         --    $         --    $         --
    Interest                                        $      7,332    $     76,538    $    370,047
                                                    ============    ============    ============

  NON-CASH ACTIVITIES:

  See Notes 3, 5 and 6 for disclosure of non-cash transactions.

  See accompanying notes to unaudited consolidated financial statements.


                                       4
===============================================================================

                                  FORM 10-QSB
===============================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity
For the period from January 1, 1997 to March 31, 1997
-------------------------------------------------------------------------------

                                                   PREFERRED STOCK                 COMMON STOCK
                                             ---------------------------     -------------------------     ADDITIONAL
                                             OUTSTANDING                     OUTSTANDING                    PAID-IN
                                               SHARES          AMOUNT          SHARES        AMOUNT         CAPITAL
                                             ------------   ------------     -----------  ------------    ------------
 Balance at December 31, 1996                          --   $         --     17,823,445   $     17,824    $ 52,951,491
 Shares issued for options exercised                   --             --        323,857            324         161,604
 Shares issued for conversion of debentures            --             --      1,600,750          1,600       1,278,807
 Net loss                                              --             --             --             --              --
                                             ------------   ------------     ----------   ------------    ------------
 Balance at March 31, 1997                                  $                19,748,052         19,748      54,391,902
                                             ============   ============     ==========   ============    ============
                                                DEFICIT
                                              ACCUMULATED
                                                DURING                           TOTAL
                                              DEVELOPMENT       STOCK       SHARE-HOLDERS'
                                                 STAGE        SUBSCRIBED        EQUITY
                                             ------------    ------------   --------------
 Balance at December 31, 1996                $(14,686,670)   $    288,835    $ 38,571,480
 Shares issued for options exercised                   --              --         161,928
 Shares issued for conversion of debentures            --        (255,945)      1,024,462
 Net loss                                      (1,333,608)             --      (1,333,608)
                                             ------------    ------------    ------------
 Balance at March 31, 1997                    (16,020,278)         32,890      38,424,262
                                             ============    ============    ============



   See accompanying notes to unaudited consolidated financial statements.


                                       5
===============================================================================

                                  FORM 10-QSB
===============================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 1997
-------------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

A.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Chadmoore Wireless Group, Inc. and subsidiaries (the Company)(formerly CapVest Internationale, Ltd.), a development stage company, and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission Form 10-QSB. All material adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary to present fairly the financial condition and related results of operations, cash flows and shareholders' equity for the respective interim periods presented are reflected. The current period results of operations are not necessarily indicative of results for the full year ended December 31, 1997. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-KSB for the period ending December 31, 1996.

B.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, (Statement 128) which establishes standards for computing and presenting earnings per share
(EPS). It replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data should be restated to conform to Statement 128.

The Company will adopt Statement 128 in the fourth quarter of 1997. The pro forma impact of Statement 128, on the quarter ended March 31, 1997, is that basic and diluted EPS would have been $.07 per share.

C.   RECLASSIFICATIONS

Certain amounts in the 1996 Unaudited Consolidated Financial Statements have been reclassified to conform with the 1997 presentation.

D.   LOSS PER SHARE

Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding at March 31, 1997 and 1996. The inclusion of equivalent shares in the form of stock options and warrants were not included in a computation of fully dilutive loss per share as the results would be anti-dilutive.

(2)  ACQUISITIONS

A.   AIRTEL SMR, INC. OPTION TO ACQUIRE AGREEMENT

On May 11, 1996, the Company completed a Management and Option to Acquire Agreement with Airtel SMR, Inc., an operator of SMR stations. The Company assumed a $100,000 note payable, due May 1998 with interest at 12%. The Company received SMR equipment valued at $62,702, Management Agreements for one year valued at $3,730 and an Option to Acquire the common stock of Airtel SMR, Inc. valued at $33,568. The allocated valuations of the Management Agreement and Option to Acquire Agreement were based on management's estimates. On February 23, 1997, The Company placed a $75,000 deposit toward the exercise of its option to acquire the outstanding stock of Airtel SMR, Inc. The exercise is contingent upon certain FCC approvals. The purchase price will include $75,000 cash and a 180 day, noninterest bearing, note payable for $75,000. In addition, the $100,000 note payable previously assumed was to become due and payable upon the exercise of the option. The parties agreed to amend the note in consideration for payment of $36,628 On February 23, 1997 and the remaining $36,628 payable in five monthly installments of $4,707 and the remaining $14,866 due on June 1, 1997. Airtel SMR, Inc. is the owner of SMR licenses.


                                       6
===============================================================================

                                  FORM 10-QSB
===============================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 1997
-------------------------------------------------------------------------------

(3)  STOCK SUBSCRIPTIONS RECEIVABLE AND SUBSCRIBED

In the second quarter of 1996, the Company made a down payment on eight license options and agreed to issue 11,440 shares of its common stock as payment of 40% of the option price of these licenses valued at $32,890. On December 27, the holder of the 8%, two year convertible notes, due September 1998, tendered $250,000 of the convertible notes and $5,945 of accrued interest for conversion into 231,744 shares of the company's common stock. The value of the unissued shares, or aggregate $288,835, is classified as common stock subscribed in shareholders' equity at December 31, 1996. In January 1997, the 231,744 common stock were issued. As of March 31, 1997, the value of $32,890 for license payments was classified as common stock subscribed.

(4)  PROPERTY AND EQUIPMENT

A. Property and equipment, which is recorded at cost and depreciated over their estimated useful lives, generally 5-10 years, consists primarily of Specialized Mobile Radio ("SMR") system components and related acquisition costs. The recorded amount of property and equipment capitalized and related accumulated depreciation is as follows:

                                                  MARCH 31,        DECEMBER 31,
                                                    1997              1996
                                                 -----------       ------------
SMR systems and equipment                        $ 3,104,779        $ 2,744,696
Buildings and improvements                           345,665            345,665
Land                                                 102,500            102,500
Furniture and office equipment                       234,858            203,385
                                                 -----------        -----------
                                                   3,787,802          3,396,246
Less accumulated depreciation                       (321,226)          (232,148)
                                                 -----------        -----------

                                                 $ 3,466,576        $ 3,164,098
                                                 ===========        ===========


                                       7
===============================================================================

                                  FORM 10-QSB
===============================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 1997
-------------------------------------------------------------------------------
(5)  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                   MARCH 31,      DECEMBER 31,
                                                                                     1997            1996
                                                                                  -----------     -----------
Note payable in connection with the asset purchase from General, payable in monthly installments of $12,500 through February 1997; $13,750 through
    February 1998; thereafter, monthly payments are subject to annual CPI increases through February 2008 at which time the monthly payments are capped through February 2021. Management has assumed annual CPI increases to be 2.5%. Non-interest bearing with interest imputed at 9%, net
    of unamortized discount of $3,649,781 as of March 31, 1997.                   $ 1,210,451     $ 1,223,330

Notes payable, two year, 8%, original aggregate principal amount of $3,000,000, due September 1998, principal and interest convertible into shares of the
    Company's common stock.                                                                --         750,000

Notes payable, three year, 8%, original aggregate principal amount of
    $5,000,000, due June 1999, principal and interest convertible into shares
    of the Company's common stock.                                                    100,000         400,000

Notes payable, three year, 8%, aggregate principal amount of $1,750,000, due
    February 2000, principal and interest convertible into shares of the
    Company's common stock.                                                         1,750,000              --

Note payable to Motorola in connection with the purchase of radio communications equipment, payable in 36 monthly installments through
    January 2000, including interest at 10.625%, secured by guarantee and stock
    pledge agreement.                                                                 257,912         270,651

Note payable to Motorola in connection with the purchase of radio communications equipment, payable in 36 monthly installments through March
    2000, including interest at 10.75%, secured by guarantee and stock pledge
    agreement.                                                                         71,439              --

Note payable to Bortex Trust in connection with asset purchase payable in
    monthly installments of $4,707 through May 1998, including interest at 12%.        23,847          73,257
                                                                                  -----------     -----------
                                                                                    3,413,649       2,717,238
Less current installments                                                            (292,837)       (217,096)
                                                                                  -----------     -----------
                                                                                  $ 3,120,812     $ 2,500,142
                                                                                  ===========     ===========

Aggregate maturity of debt, net of discount, for the next five years is as follows:

             For the twelve months ended March 31:
             -------------------------------------
             1998                          292,837
             1999                          132,127
             2000                        1,981,544
             2001                           25,444
             2002                           29,896
             Thereafter                    951,801
             -------------------------------------
                                         3,413,649
             =====================================



                                       8
===============================================================================

                                  FORM 10-QSB
===============================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 1997
-------------------------------------------------------------------------------

(5)  LONG-TERM DEBT - CONTINUED

A.   DEBT ISSUANCES AND CONVERSIONS

In June 1996, the Company issued $4,000,000 out of a $5,000,000 offering of 8%, three year, convertible notes payable. The Company received $3,580,000, net of placement fees of $420,000, which are accounted for as a reduction of the obligation amortized on the straight-line basis which approximates effective interest method. Subsequent to June, the Company placed the remaining $1,000,000 convertible notes and received $900,000, net of placement fees of $100,000. Principal and accrued interest are convertible into common stock at a conversion price for each share of common stock equal to 72-1/2% of the market price of the common stock. Market price is defined as the lesser of (a) a 27-1/2% discount of the 5 day average closing bid price of the common stock, as reported by the National Association of Securities Dealers Electronic Bulletin Board, for the previous 5 business days ending on the day before the conversion date, or (b) the closing bid on the closing date of the sale. During 1996, certain holders tendered $4,600,000 of the convertible notes and $80,432 of accrued interest for conversion into 2,187,029 shares of the company's common stock. During the three months ended March 31, 1997, certain holders tendered $300,000 of convertible notes and $16,400 of accrued interest for conversion into 372,276 shares of the company's common stock.

In September 1996, the Company issued a new debt offering of $3,000,000 of 8%, two year convertible notes. The Company received $2,700,000, net of placement fees of $300,000. The Company issued 30,000 shares of common stock in connection with the placement of the convertible notes. Principal and accrued interest are convertible into common stock at a conversion price for each share of common stock equal to 72-1/2% of the market price of the common stock. Market price is defined as the lessor of (a) a 27-1/2% discount of the 5 day average closing bid price of the common stock, as reported by the National Association of Securities Dealers Electronic Bulletin Board, for the previous 5 business days ending on the day before the conversion date, or (b) the closing bid on the closing date of the sale. During 1996, the holder tendered $2,000,000 of the convertible notes and $30,673 of accrued interest for conversion into 1,366,184 shares of the company's common stock. On December 27, 1996, the holder tendered $250,000 of the convertible notes and $5,945 of accrued interest for conversion into 231,744 shares of the Company's common stock. The unissued common stock and the value of these shares of $255,945 was recorded as common stock subscribed in share holders' equity at December 31, 1996. In January 1997, the 231,744 shares of the company's common stock were issued. During the three months ended March 31, 1997, the holder tendered the remaining $750,000 of convertible notes and $24,929 of accrued interest for conversion into 996,730 shares of the company's common stock.

In February 1997, the Company executed a Securities Placement Agreement to place a minimum of $1,000,000 and maximum of $4,000,000 of the Company's three year, 8%, convertible Debentures. Principal and interest are convertible into shares of the Company's common stock. In addition, the Securities Purchase Agreement calls for the issuance of 75,000 warrants to purchase shares of the Company's common stock at an exercise price of $2.50 per share for each $1,000,000 of 8% Convertible Debentures placed. The warrants are exercisable for three years from date of grant. On February 19, 1997, the Company placed $1,000,000 of the 8% Convertible Debentures and received $860,000, net of $140,000 of placement fees. The Company granted 75,000 warrants in connection with the placement. On February 24, 1997, the Company placed an additional $750,000 of the 8% Convertible Debentures and received $670,000, net of $80,000 in placement fees. The Company granted 56,250 warrants in connection with the placement. Principal and accrued interest are convertible at a conversion price for each share of common stock equal to the lessor of (a) $1.37 or (b) a discount of 25% for principal and accrued interest held up to 90 days from the closing date, a discount of 27-1/2% for principle and accrued interest held for 91 to 130 days from the closing date or a discount of 30-1/2% for principal and accrued interest held for more than 131 days. The discount will apply to the average closing bid price for the 5 trading days ending on the date before the conversion date, as represented by the National Association of Securities Dealers and Electronic Bulletin Board. In addition, the Company granted 52,500 warrants to purchase restricted common shares at an exercise price of $1.50 per share in conjunction with the above placements of convertible debentures. These warrants had no intrinsic value at the grant date and therefore no compensation expense was recognized.


                                       9
===============================================================================

                                  FORM 10-QSB
===============================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 1997
-------------------------------------------------------------------------------

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

In connection with this purchase agreement, CCI entered into a financing and security agreement with Motorola for the equipment stated above. This agreement allows CCI to borrow up to a total of $5,000,000 (the Loan Facility). This Loan Facility is available for draw downs during the effective term of the purchase agreement. The facility allows no more than one draw down per month. Each of the draw downs will be evidenced by a promissory note (the Promissory Note). Principal and interest on the Promissory Note are payable in arrears monthly from the date of each funding for a period of 36 months from the fund date. The agreement closed on October 25, 1996 and is subject to certain pledges, representations, warrants and covenants. As a part of the financing provided pursuant to the purchase agreement between CCI and Motorola, the Company executed a guaranty and security agreement with Motorola, pursuant to which the Company unconditionally and irrevocably guarantees the obligations of CCI under the purchase agreement. The guaranty and security agreement contains various financial and other covenants of the Company. In December 1996, the Company borrowed $270,651 under the loan facility. For the three months ended March 31, 1997, the company borrowed an additional $71,439. As of March 31, 1997, the company was indebted to Motorola under the Loan Facility for $329,351.

(6)  EQUITY TRANSACTIONS

A.   DEBT CONVERSIONS - UNRELATED PARTIES

During the three months ended March 31,1997, certain holders of the 8%, three year, convertible notes payable, tendered $300,000 of the convertible notes and $16,400 of accrued interest for conversion into 372,276 shares of the company's common stock. In addition, the holder of the 8%, three year, convertible notes payable, tendered $750,000 of the convertible notes and $24,929 of accrued interest for conversion into 996,730 shares of the company's common stock.

B.   OPTIONS

During the three months ended March 31,1997, no stock options were granted by the Company. The outstanding options issued to shareholders, employees, consultants, investors and third parties through acquisitions are exercisable for three to ten years from date of issuance. The following is a summary of options outstanding and their terms as of March 31, 1997 and 1996:

                                                       NUMBER          NUMBER
STOCK OPTIONS                                         OF SHARES       OF SHARES
                                                        1997            1996
                                                      ---------       ---------
Outstanding at January 1:                             9,642,968       3,072,136
Granted at $.37-$6.00 per share                              --         550,000
Less exercised at $0.37-$2.50 per share                (323,857)       (267,500)
Lapsed or canceled                                     (155,000)             --
                                                      ---------       ---------

Outstanding at March 31:                              9,164,111       3,354,636
                                                      =========       =========


Compensation expense of $-0- and $62,500 was recognized for the three months ended March 31, 1997 and 1996, respectively.


                                      10
===============================================================================

                                  FORM 10-QSB
===============================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 1997
-------------------------------------------------------------------------------

The Company applied APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amount indicated below:

                                       MARCH 31, 1997       MARCH 31, 1996
                                       --------------       --------------
Net income      As reported            $ (1,333,608)        $  (667,415)
                Pro forma                (1,333,608)           (667,415)

EPS             As reported                   (0.07)              (0.07)
                Pro forma              $      (0.07)         $    (0.07)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes' option-pricing model with the following weighted average assumptions: expected volatility of 25%, risk free interest rate of 6.5% and expected life of one year for the options.


Pro forma net income reflects only options granted in the three months ended March 31, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of two years and compensation cost for options granted prior to January 1, 1996 is not considered.

C.   WARRANTS

During the three months ended March 31, 1997, the Company issued warrants in conjunction with the following transactions:

o 183,750 issued in connection with the placement of $1,750,000 million of convertible debentures, 8%, due February, 1999. These warrants had no intrinsic value as of the date of valuation.

o 300,000 issued to a third party for legal services. These warrants had no intrinsic value as of the date of valuation.

Each warrant can be exercised for one share of the Company's common stock. The following is a summary of warrants outstanding and their terms as of March 31, 1997 and 1996:

                                                        NUMBER          NUMBER
WARRANTS                                               OF SHARES       OF SHARES
                                                         1997            1996
                                                       ---------       ---------
Outstanding at January 1:                              1,931,918       1,109,334
Granted at $1.50 - $3.00 per share                       483,750         540,584
Less exercised                                                --              --
Lapsed or canceled                                            --              --
                                                       ---------       ---------

Outstanding at March 31:                               2,415,668       1,649,918
                                                       =========       =========


                                      11
===============================================================================

                                  FORM 10-QSB
===============================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 1997
-------------------------------------------------------------------------------

(7)  COMMITMENTS AND CONTINGENCIES

A.   LICENSE OPTION AND MANAGEMENT AGREEMENT CONTINGENCIES

Once a Specialized Mobilized Radio ("SMR") channel is operating, the Company may exercise its option to acquire the license at any time prior to the expiration of the option. Although, the Company presently intends to exercise all options, the exercise is subject to a number of contingencies. These contingencies include constructing the license within the time period allotted by the FCC, maintaining the channel once constructed, having the ability to purchase the license and the Federal Communications Commission ("FCC") approval of the transfer. If the Company fails to complete construction within the FCC time period, the Company will be obligated under the option to pay the full option price.

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

The District Court appointed a receiver, Daniel R. Goodman, to preserve the assets of NDD/Metropolitan. In the course of the receiver's duties, Mr. Goodman, together with a licensee, Dr. Robert Chan, who had received several FCC licenses through NDD/Metropolitan's services, filed a request to extend the construction period for each of over 4,000 SMR stations. At that time, licensees of most of the stations included in the waiver request ("Receivership Stations") were subject to an eight month construction period. On May 24, 1995, the FCC granted the request for extension. The FCC reasoned that the Receivership Stations were subject to regulation as CMRS stations, but had not been granted the extended construction period to be awarded all Commercial Mobile Radio Service ("CMRS") licensees. In fairness, the FCC granted an additional four months in which to construct and place the Receivership Stations in operation. The grant of the Goodman/Chan Waiver is to become effective upon publication in the Federal Register. As of this date, the Goodman/Chan Waiver has not been published in the Federal Register.

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


                                      12
===============================================================================

                                  FORM 10-QSB
===============================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 1997
-------------------------------------------------------------------------------

The Company's Subsidiaries, 800 and CMRS, manage over five hundred multi-channel trunked SMR stations representing over 5,500 channels and licensed to thirty-three corporations. The stations managed by 800 and CMRS Systems are included in a five-year Extended Implementation Plan granted by the FCC on March 31, 1995, under Section 90.629 of the FCC's rules, 47 C.F.R.
(beta) 90.629. Under the Extended Implementation Plan, as granted, the stations must be constructed in accord with a five-year construction plan. On December 15, 1995, the FCC requested that all licensees included in a Section 90.629 Extended Implementation Plan file documents re-justifying the extended construction period. A rejustification of the Extended Implementation Plan including the stations managed by 800 and CMRS Systems was timely filed. While the Company believes that the FCC will grant at least two years to complete construction of the stations managed by 800 and CMRS Systems, it cannot predict what the FCC's evaluation of the rejustification will yield. In any event, even if the FCC finds the rejustification to be meritless, under Section 90.629(e) of the FCC's rules, 47 C.F.R. (beta) 90.629(e), 800 and CMRS Systems will be given six months from the date of such determination to complete construction of the stations managed by 800 and CMRS Systems. As of March 31, 1997, the Company has recorded $22,721,712 to management agreements held by CMRS and 800 and $9,737,877 to options to acquire the stock of the licensee corporations also held by CMRS and 800.

B.   LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company is also involved in legal proceedings as disclosed on Item I, Part II here of. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


                                      13
===============================================================================

                                  FORM 10-QSB
===============================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 1997
-------------------------------------------------------------------------------

ITEM 2. PLAN OF OPERATION

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

     (ii) The Company's business strategy requires it to have access to substantial additional capital. There can be no assurance that the Company will be able to obtain such desired capital. (SEE ITEM 2. LIQUIDITY AND CAPITAL RESOURCES)

     (iii) The Company is subject to substantial regulatory requirements, including FCC requirements that the Company "build out" the Company's channels within specified periods or risk losing its rights to such channels. There can be no assurances that the Company will be able to satisfy such requirements, or that the Company will not be subject to other adverse regulatory developments. (SEE IEM 1. FOOTNOTE 7A.)

     (iv) The Company is presently engaged in certain legal proceedings. Adverse resolutions of such proceedings could have material effect the Company's ability to fulfill its business plan. (SEE ITEM 1. FOOTNOTE 7 AND PART 2 ITEM I-LEGAL PROCEEDINGS)

PLAN OF OPERATION

The Company's objectives over the next 12 months are to construct systems for, and bring into operation, channels in selected markets, establish distribution, institute its marketing plan and increase recurring revenues through the addition of subscribers. The Company owns manages and operates analog SMR systems in Richmond, Virginia, Memphis, Tennessee, Little Rock, Pine Bluff, and Fayetteville, Arkansas (collectively, the "Operating Systems"). Through acquisition and management of the Operating Systems and construction of additional Specialized Mobile Radio ("SMR") stations, the Company will seek to increase its customer base and corresponding revenues within each market. The Company has concentrated its efforts on acquiring interests in licenses in over 200 selected markets ("Proposed Operating Territories"), located in smaller cities (having populations between 25,000 and 1,500,000), towns and rural areas. The plan is to select markets within the Proposed Operating Territory with adequate available channel density, population base and pent-up demand from lack of channel capacity to prove the Company's operating capability and generate sufficient revenues to become cash flow positive in the shortest time possible. To date, the Company's activities have been limited to raising capital for operations and acquisitions, hiring a core team of employees and managing and acquiring the Operating Systems. In March 1996, the Company acquired its first Operating System in Memphis, Tennessee. In the third and fourth quarter of 1996, the Company began operations in 3 additional markets. In June of 1996 the Company completed the transaction to acquire all of the issued and outstanding stock of Commercial Mobile Radio Service ("CMRS") and 800 SMR Network, Inc. ("800"). CMRS and 800 collectively held irrevocable 10 year Options to Acquire and Management Agreements in excess of 5,500 channels. The Company is working to position itself to provide SMR service to its targeted market in cities within the Proposed Operating Territory, which has an aggregate population in excess of fifty million (50,000,000) based on 1990 U.S. Census Metropolitan Statistical Area figures reported by Rand McNally. This population number represents the number of people residing in the aggregate markets and is not intended to be indicative of the number of users or potential penetration rates as the Company establishes operating SMR systems. The Company currently offers two types of wireless communication services on its Operating Systems: SMR dispatch (two-way) and telephone interconnect. Both services are provided using analog SMR technology. The Company also sells analog SMR equipment to subscribers and provides the system and services on which customers can use their equipment.


                                      14
===============================================================================

                                  FORM 10-QSB
===============================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 1997
-------------------------------------------------------------------------------

PLAN OF OPERATION - CONCLUDED

The Company has entered into binding five and ten year Options to Acquire and Management Agreements for over 7,000 channels licensed by the Federal Communications Commission ("FCC"), in the Proposed Operating Territory. The Company has also formed dealer agreements with independent SMR operators, and has begun to construct and market its SMR services. The Company plans to offer wireless communication services ranging from two-way dispatch, and telephone interconnect, to services comparable in quality to those provided by current cellular telephone operators. In addition, the Company plans to offer in a single handset, services and combinations of services currently not available from cellular or Personal Communication Services ("PCS") service providers. These services will include combined mobile telephone, dispatch and data transmission. If market demands dictate the future conversion to a spectrum-efficient, feature-rich digital infrastructure, such a conversion would allow the Company to dramatically expand existing system capacity and provide advanced features, call clarity, and call security to its subscribers. The Company plans to use leased facilities on existing towers wherever possible to avoid the capital cost of tower and shelter construction. The Company believes that this approach should expedite and simplify the construction process and avoid delays associated with local zoning and permit issues. In the cases where construction is necessary, the Company will be required to bear the costs of constructing a site, which may include access road development, land acquisition, shelter costs, foundation and tower construction. Over the next 12 months, the marketing objective is to actively market the Company's services on the systems it brings into operation and position the Company as a leader in the wireless communications industry. Motorola is a principal supplier to the Company, and the Company believes that Motorola's brand name recognition, combined with the Company's targeted marketing approach, will assist in developing customer interest in the wireless services offered. The strategy is to increase Company revenues with the smallest possible incremental marketing expense.

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

The Company has elected to develop two channels of distribution: dealers and independent agents. The Company's main method of distribution during the next twelve (12) months is expected to be existing dealers. The dramatic reduction in capital required by maximizing the use dealers makes the use of this marketing channel an extremely attractive method of distribution. In markets in which the Company operates, but where a suitable dealer or independent agent is not available, the Company will establish its own marketing presence. In those markets the Company will open a sales office. Each sales office is planned to have a minimal retail presence for walk-in customer traffic. In addition, the Company's management team recognizes that additional staff will be required to properly support marketing, sales, engineering, and accounting to achieve its 1997 marketing objectives. However, the Company's business plan is not based on significant additions of employees as it relates to the number of potential markets in its Proposed Operating Territory.

LIQUIDITY AND CAPITAL RESOURCES

During the next 12 months, the Company will require access to sufficient capital to enable it to act quickly on opportunities that present themselves in the Proposed Operating Territory. The Company believes that in the next 12 months it will require approximately $10.4 million for capital expenditures associated with the capital assets necessary for the construction of systems. In addition, the Company expects to require $5.8 million to meet operating expenses. However, the Company believes it should be able to modify its business plan to meet its current obligations through 1997, based on its current resources as of March 31, 1997.

The Company's sources of capital have been the proceeds from the sale of common stock from private placements, vendor financing, convertible preferred stock, debt or convertible debt and cash from proceeds from the exercise of the Company's options. No Company convertible preferred stock remains outstanding.


                                      15
===============================================================================

                                  FORM 10-QSB
===============================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 1997
-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES - CONCLUDED

On October 25, 1996, the Company's subsidiary Chadmoore Communications, Inc. ("CCI") signed a purchase agreement with Motorola to purchase approximately $10,000,000 of Motorola's radio communications equipment, including a Smartnet II trunked radio system. The agreement requires that the equipment be purchased within 30 months of the effective date of the agreement.

In connection with this purchase agreement, CCI entered into a financing and security agreement with Motorola, Inc. ("Motorola") for the equipment stated above. This agreement allows CCI to borrow up to a total of $5,000,000 (the "Loan Facility"). The Loan Facility is available for draw downs during the effective term of the purchase agreement. The Loan Facility allows no more than one draw down per month. Each of the draw downs will be evidenced by a promissory note (the "Promissory Note"). Principal and interest on the Promissory Note are payable in arrears monthly from the date of each funding for a period of 36 months from the fund date. The Loan Facility agreement closed on October 25, 1996 and is subject to certain pledges, representations, warrants and covenants. As a part of the financing provided pursuant to the purchase agreement between CCI and Motorola, the Company executed a guaranty and security agreement with Motorola, pursuant to which the Company unconditionally and irrevocably guarantees the obligations of CCI under the purchase agreement. The guaranty and security agreement contains various financial and other covenants of the Company. As of March 31, 1997, the Company is indebted for $329,351 under the loan facility.

In February 1997, the Company executed a Securities Placement Agreement to place a minimum of $1,000,000 and maximum of $4,000,000 of the Company's three year, 8%, convertible Debentures. Principal and interest are convertible into shares of the Company's common stock. The Securities Purchase Agreement calls for the issuance of 75,000 warrants to purchase shares of the Company's common stock at an exercise price of $2.50 per share for each $1 million of 8% convertible debentures placed. The warrants are exercisable for three years from date of grant. On February 19, 1997, the Company placed $1,000,000 of the 8% convertible Debentures and received $860,000, net of $140,000 of placement fees. The Company granted 75,000 warrants in connection with the placement. On February 24, 1997, the Company placed an additional $750,000 of the 8% Convertible Debentures and received $670,000, net of $80,000 in placement fees. The Company granted 56,250 warrants in connection with the placement.

Depending on the Company's ability to obtain additional funding, the Company may fund approximately $1.9 million of the $10.4 million required for the construction of SMR systems over the next twelve months through the Loan Facility with Motorola. In addition, the Company requires $5.8 million for operating expenses over the next twelve months. This requires the Company to raise approximately $14.3 million to effectively implement its business plan over the next twelve months.

The Company is exploring the possibility of doing one or more of the following in the next twelve months: (i) an offering of long-term promissory notes,
(ii) an offering of its preferred stock and/or (iii)operating or capital leasing.

Accordingly, based on the plans and intentions set forth above, management desires through the establishment of operational SMR systems in conjunction with the ability to provide both short term funding of operations and long term acquisition and development activities, the Company desires to emerge from the development stage and establish normal operations in 1997. However, there can be no assurance that the Company will achieve the objectives discussed herein, or of the overall profitability of the Company's operations once its development stage has ended.


                                      16
===============================================================================

                                  FORM 10-QSB
===============================================================================

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

AIRNET, INC. V. CHADMOORE WIRELESS GROUP, INC. CASE NO. 768473, ORANGE COUNTY SUPERIOR COURT

On April 3, 1997, Airnet, Inc. ("Airnet") served a summons and complaint on Chadmoore Wireless Group, Inc. ("Chadmoore"), alleging claims related to a proposed merger between Airnet and Chadmoore that never materialized. In particular, Airnet has alleged that a certain "letter of intent" obligated the parties to complete the proposed merger. Chadmoore denies this allegation. In its complaint, Airnet has alleged the following purported causes of action against Chadmoore: breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with prospective economic advantage, intentional interference with contractual relationship, including breach of contract, false promise and conversion. Airnet has also purported to seek the following relief from Chadmoore: $28,000,000 in compensatory damages plus interest, punitive damages, costs of suit and attorney's fees. Chadmoore has challenged the sufficiency of the complaint as to most of the purported causes of action on the grounds that these purported causes of action fail to state facts sufficient to constitute a cause of action. Chadmoore has also challenged the sufficiency of the punitive damages allegations on the grounds that the compliant fails to state facts sufficient to support these allegations. Although the Company intends to defend the action vigorously, it is still in its early stages and no discovery has been conducted in this matter. At this time, the Company is unable to predict the outcome of this matter.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULT UPON SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES' HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.


                                      17
===============================================================================

                                  FORM 10-QSB
===============================================================================

ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8K

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

           4.3 Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock of the Company(9)

          10.1 Amended Nonqualified Stock Option Plan dated October 12, 1995 (employee stock option plan covering 1,500,000 shares)(10)

          10.2 Employee Benefit and Consulting Services Plan dated July 7, 1995(11)

          10.3 First Amendment to the Employee Benefit and Consulting Services Plan dated December 8, 1995(12)


-------------------------------------------------------------------------------
(1) Incorporated by reference to Exhibit 1 in the Form 8-K, under Item 2, date of earliest event reported- February 21, 1995
(2) Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form S-18 (33-14841-D)
(3) Incorporated by reference to Exhibit 3.2 to the Company's Form 10-KSB for the year ended December 31, 1995
(4) Incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB for the year ended December 31, 1995
(5) Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB for the year ended December 31, 1995
(6) Incorporated by reference to Exhibit 3.5 to the Company's Form 10-KSB for the year ended December 31, 1995
(7) Incorporated by reference to Exhibit 4.1 to the Company's Form 10-KSB for the year ended December 31, 1995
(8) Incorporated by reference to Exhibit 4.2 to the Company's Form 10-KSB for the year ended December 31, 1995
(9) Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB for the year ended December 31, 1995
(10) Incorporated by reference to Exhibit 10.1 to the Company's Form 10-KSB for the year ended December 31, 1995
(11) Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 effective July 12, 1996 (file no. 33-94508)
(12) Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 effective December 1, 1996 (file no.33-80405)


                                      18
===============================================================================

                                  FORM 10-QSB
===============================================================================

ITEM 6. EXHIBITS AND CURRENT REPORTS ON FORM 8K - CONTINUED

         (a)(2)   The following exhibits are submitted herewith: - Concluded

          10.4 Employment Agreement between the Company and Robert W. Moore effective as of April 21, 1995(13)

          10.5 Employment Agreement between the Company and David J. Chadwick effective as of April 21, 1995(14)

          10.6 Employment Agreement between the Company and William C. Bossung effective as of April 21, 1995(15)

          10.7 Integrated Dispatch Enhanced Network ("iDEN") Purchase Agreement dated February 28, 1996 by and between the Company and Motorola, Inc.(16)

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

          10.12 Purchase Agreement between Motorola, Inc. and Chadmoore Wireless Group, Inc. and Chadmoore Communications, Inc., dated October 25, 1996(21)

          10.13 Promissory Note executed by Chadmoore Communications, Inc. payable to Motorola, Inc., dated December 30, 1996(22)

          10.14 Guarantee and Security Agreement executed by Chadmoore Wireless Group, Inc. in favor of Motorola, Inc., dated December 30, 1996(23)

          11.1 Calculation of Weighted Average Shares Outstanding (see Consolidated Statement of Operations and Notes to Consolidated Financial Statement, 1-L)

          16.1 Letter of Mitchell Finley & Company, P.C. dated July 10, 1995, stating its concurrence with the disclosure contained in the Company's Current Report on Form 8-K(24)

          21.1    Subsidiaries of the Company(25)

          23.1    Consent of KPMG Peat Marwick LLP(26)

          27.1    Financial Data Schedule

-------------------------------------------------------------------------------

(13) Incorporated by reference to Exhibit 10.4 to the Company's Form 10-KSB for the year ended December 31, 1995
(14) Incorporated by reference to Exhibit 10.5 to the Company's Form 10-KSB for the year ended December 31, 1995
(15) Incorporated by reference to Exhibit 10.6 to the Company's Form 10-KSB for the year ended December 31, 1995
(16) Incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB for the year ended December 31, 1995
(17) Incorporated by reference to Exhibit 10.8 to the Company's Form 10-KSB for the year ended December 31, 1995
(18) Incorporated by reference to Exhibit 2.2 to the Company's Form 8K, under
     Item 2, date of earliest event reported -March 8, 1996
(19) Incorporated by reference to Exhibit 2.1 to the Company's Form 8K, under
     Item 2, date of earliest event reported -March 8, 1996
(20) Incorporated by reference to Exhibit 10.11 to the Company's Form 8K, under
     Item 2, date of earliest event reported - June 14, 1996
(21) Incorporated by reference to Exhibit 10.12 to the Company's Form 10-KSB, for the year ended December 31, 1996.
(22) Incorporated by reference to Exhibit 10.13 to the Company's Form 10-KSB, for the year ended December 31, 1996.
(23) Incorporated by reference to Exhibit 10.14 to the Company's Form 10-KSB, for the year ended December 31, 1996.
(24) Incorporated by reference to Exhibit 16 to the Company's Form 8K, under
     Item 4, date of earliest event reported - July 7, 1995
(25) Incorporated by reference to Exhibit 21.1 to the Company's Form 10-KSB, for the year ended December 31, 1996.
(26) Incorporated by reference to Exhibit 23.1 to the Company's Form 10-KSB, for the year ended December 31, 1996.


                                      19
===============================================================================

                                  FORM 10-QSB
===============================================================================

ITEM 6. EXHIBITS AND CURRENT REPORTS ON FORM 8K - CONCLUDED

     (b) Current Reports on Form 8-K

         (i) Current Report on Form 8-K filed on January 13, 1997, reporting shares of Registrant's common stock issued pursuant to Regulation S since December 27, 1996, upon conversion of debenture(s) and conversion of note(s), reported pursuant to the SEC's Division of Corporation Finance's interpretation of the new disclosure requirements set forth in SEC Release No. 34-37801.

         (ii) Current Report on Form 8-K filed on January 30, 1997, reporting the execution of First Amendment to Stock Option Agreement between Registrant and Libero Limited, limiting the number of options exercisable at any one time thereunder; and further reporting shares of Registrant's common stock issued pursuant to Regulation S, upon exercise of stock options on January 17, 1997, reported pursuant to the SEC's Division of Corporation Finance's interpretation of the new disclosure requirements set forth in SEC Release No. 34-37801.

         (iii) Current Report on Form 8-K filed on February 28, 1997, reporting shares of Registrant's common stock issued pursuant to Regulation S since January 17, 1996, upon conversion of debenture(s) and conversion of note(s), reported pursuant to the SEC's Division of Corporation Finance's interpretation of the new disclosure requirements set forth in SEC Release No. 34-37801.


                                      20
===============================================================================

                                  FORM 10-QSB
===============================================================================


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Chadmoore Wireless Group, Inc.
                                       (formerly CapVest International, Ltd.)


                                       By: /s/ Gary L. Killoran
                                           ------------------------------------
                                       Gary L. Killoran
                                       Chief Financial Officer, Treasurer

                                       Date: May 15, 1997




                                      21
===============================================================================