Form 10QSB
period 1997-06-30
CHADMOORE WIRELESS GROUP INC
filed 1997-08-14
CIK 815755

                                FORM  10-QSB
================================================================================
                   U.S. Securities and Exchange Commission
                          Washington,  D.C.  20549

                                FORM  10-QSB
         (Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED  JUNE 30,  1997
                                                            or
[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
        For the transition period from                to
                                       -------------     ------------

                       Commission File Number: 0-20999

                       CHADMOORE WIRELESS GROUP, INC.
     ------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

COLORADO                                               84-1058165
(State of other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                       Identification No.)

              4720 POLARIS STREET,  LAS VEGAS, NEVADA    89103
            -----------------------------------------------------
                  (Address of principal executive offices)

                               (702) 891-5255
                       -------------------------------
                         (Issuer's telephone number)

     ------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF AUGUST 10, 1997, ISSUER HAD 19,966,574 SHARES OF COMMON STOCK, .001 PAR VALUE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
Yes   [    ]     No   [ X ]

================================================================================

================================================================================

                                     INDEX


                                                                                                     PAGE
                                                                                                     ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
         Unaudited Condensed Consolidated Financial Statements of Chadmoore Wireless Group, Inc.,
         and Subsidiaries (Formerly CapVest Internationale, Ltd.):

                 Condensed Consolidated Balance Sheets:
                          As of June 30, 1997 and December 31, 1996                                   2

                 Condensed Consolidated Statements of Operations:
                          For the Six Months Ended June 30, 1997 and 1996 and
                          Period from January 1, 1994 to June 30, 1997                                3

                          For the Three Months Ended June 30, 1997 and 1996                           4

                 Condensed Consolidated Statements of Cash Flows:
                          For the Six Months Ended June 30, 1997 and 1996 and
                          Period from January 1, 1994 to June 30, 1997                                5-6

                 Notes to Unaudited Condensed Consolidated Financial Statements                       7-12

ITEM 2.  PLAN OF OPERATION.                                                                           13-15

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                            16

ITEM 2.  CHANGES IN SECURITIES                                                                        16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                              16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS                                        16

ITEM 5.  OTHER INFORMATION                                                                            16

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K                                                             17-19

SIGNATURES                                                                                            20

                                      1
================================================================================

==============================================================================
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets
June 30, 1997 and December 31, 1996
------------------------------------------------------------------------------

                                                                            JUNE 30, 1997    DECEMBER 31,
                                                                             (UNAUDITED)         1996
--------------------------------------------------------------------------------------------------------
                                     ASSETS
Current assets:
    Cash                                                                    $    374,994       1,463,300
    Accounts receivable                                                          420,219         266,520
    Inventory                                                                    207,615         197,476
    Prepaid property management rights                                            63,437          81,563
    Deposits                                                                        --           124,624
    Other                                                                         88,959          32,020
--------------------------------------------------------------------------------------------------------
              Total current assets                                             1,155,224       2,165,503
Investment in JJ&D, LLC                                                          473,315         532,997
Property and equipment, net                                                    3,492,871       3,164,098
FCC licenses, net of accumulated amortization of $192,110 and $153,404,        1,356,189       1,394,895
    respectively
Debt issuance  costs,  net of  accumulated  amortization  of $24,305 and         150,695          77,562
    $39,038, respectively
Management agreements, net of valuation allowance                             17,708,573      22,725,442
Investment in license options                                                  3,379,041       3,239,691
Investment in options to acquire licenses, net valuation allowance             7,621,358       9,771,445
Other                                                                            214,860          55,994
--------------------------------------------------------------------------------------------------------
Total Assets                                                                $ 35,552,126      43,127,627
========================================================================================================
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Current installments of long-term debt                                  $    284,889         217,096
    Accounts payable and accrued liabilities                                     552,741         329,122
    Licenses - options payable                                                   149,800          49,800
    License option commission payable                                            524,800         524,800
    Accrued interest                                                              51,612          62,346
    Other                                                                        196,029          32,080
--------------------------------------------------------------------------------------------------------
              Total current liabilities                                        1,759,871       1,215,244
Capital lease obligations                                                            545           8,646
Long-term debt, excluding current installments                                 2,991,808       2,500,141
Restricted option prepayment                                                     670,187         832,116
--------------------------------------------------------------------------------------------------------
              Total liabilities                                                5,422,411       4,556,147
--------------------------------------------------------------------------------------------------------
Commitments and contingencies Shareholders' equity :
    Preferred stock, $.001 par value.  Authorized 40,000,000 shares;                --              --
      issued and outstanding -0- shares
    Common stock, $.001 par value.  Authorized 100,000,000 shares; issued         19,969          17,824
      and outstanding 19,966,574 shares at June 30, 1997 and 17,823,445 shares at December 31, 1996
    Additional paid-in capital                                                54,492,315      52,951,491
    Stock subscribed                                                              32,890         288,835
    Deficit accumulated during the development stage                         (24,415,459)    (14,686,670)
--------------------------------------------------------------------------------------------------------

              Total shareholders' equity                                      30,129,715      38,571,480
--------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                  $ 35,552,126      43,127,627
========================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                                       2
------------------------------------------------------------------------------

==============================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the Six Months Ended June 30, 1997 and 1996 and for the
Period from January 1, 1994 through June 30, 1997
------------------------------------------------------------------------------

                                                                            PERIOD FROM
                                               SIX MONTHS ENDED JUNE 30,  JANUARY 1, 1994
                                             ---------------------------- THROUGH JUNE 30,
                                                 1997             1996          1997
                                              (UNAUDITED)                    (UNAUDITED)
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Gross revenues                                 1,081,884         821,765       2,786,321
----------------------------------------------------------------------------------------

Costs and expenses:
Cost of sales                                    545,489         437,000       1,460,871
Salaries, wages and benefits                   1,170,356         876,639       3,731,029
General and administrative                     1,407,616       1,719,849      14,006,501
Depreciation and amortization                    323,342         124,830         928,876
----------------------------------------------------------------------------------------
                                               3,446,803       3,158,318      20,127,277
----------------------------------------------------------------------------------------

Loss from operations                          (2,364,919)     (2,336,553)    (17,340,956)
----------------------------------------------------------------------------------------

Other income (expense):
Loss on reduction of management and licenses
to estimated fair value                       (7,166,956)           --        (7,166,956)
Management fees                                     --           100,198         472,611
Interest expense                                (144,729)        (76,038)       (569,790)
Gain on sale of assets                              --              --           330,643
Gain on forgiveness of debt                         --              --            47,450
Equity on losses from minority investment           --              --            (1,322)
Loss on retirement of note payable                  --              --           (32,404)
Other, net                                       (52,185)       (116,825)       (154,735)
----------------------------------------------------------------------------------------
                                              (7,363,870)        (92,665)     (7,074,503)
----------------------------------------------------------------------------------------

Net loss                                    $ (9,728,789)   $ (2,429,218)   $(24,415,459)
========================================================================================

Weighted average number of common
shares outstanding                            19,511,640       9,700,120      19,511,640
========================================================================================

Net loss per share                          $      (0.50)   $      (0.25)   $      (1.25)
========================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.


                                       3
==============================================================================

==============================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the Three Months Ended June 30, 1997 and 1996
------------------------------------------------------------------------------

                                                                          THREE MONTHS ENDED JUNE 30,
                                                                         ----------------------------
                                                                            1997             1996
                                                                         (UNAUDITED)      (UNAUDITED)
-----------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------
Gross revenues                                                                583,034         599,277
-----------------------------------------------------------------------------------------------------

Costs and expenses:
Cost of sales                                                                 273,375         316,828
Salaries, wages and benefits                                                  594,316         625,509
General and administrative                                                    647,342         845,208
Depreciation and amortization                                                 162,984          72,793
-----------------------------------------------------------------------------------------------------
                                                                            1,678,017       1,860,338
-----------------------------------------------------------------------------------------------------

Loss from operations                                                       (1,094,983)     (1,261,061)
-----------------------------------------------------------------------------------------------------

Other income (expense):
Loss on reduction of management agreements and licenses to
estimated fair value                                                       (7,166,956)           --
Interest expense                                                              (80,743)        (53,990)
Gain on sale of assets                                                           --            12,599
Gain on forgiveness of debt                                                      --              --
Equity on losses from minority investment                                        --              --
Loss on retirement of note payable                                               --              --
Other, net                                                                    (52,500)       (118,700)
-----------------------------------------------------------------------------------------------------
                                                                           (7,300,199)       (160,091)
-----------------------------------------------------------------------------------------------------

Net loss                                                                 $ (8,395,182)   $ (1,421,152)
======================================================================================================

Weighted average number of common
shares outstanding                                                         19,868,119      10,294,494
======================================================================================================

Net loss per share                                                       $       (.42)   $       (.14)
======================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements


                                       4
==============================================================================

==============================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 1997 and 1996 and
for the Period from January 1, 1994 through June 30, 1997
------------------------------------------------------------------------------

                                                                                                      PERIOD FROM
                                                                           SIX MONTHS ENDED            JANUARY 1,
                                                                               JUNE 30,               1994 THROUGH
                                                                    --------------------------------    JUNE 30,
                                                                        1997              1996            1997
                                                                     (UNAUDITED)       (UNAUDITED)    (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                         $ (9,728,789)   $ (2,429,218)   $(24,415,459)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
        Depreciation and amortization                                     296,191         124,829         901,725
        Loss on reduction of management agreements and licenses to
          estimated fair value                                          7,166,956            --         7,166,956
        Amortization of debt discount and debt issuance                   104,577          63,372         202,680
        Gain on sale of assets held for resale                               --              --          (330,643)
        Equity in losses from minority investments                           --              --             1,322
        Expense associated with:
          Stock issued for services                                          --           220,833       2,583,161
          Options issued for services                                        --              --         3,708,038
        Change in operating assets and liabilities:
          Decrease in stock subscriptions receivable, net of stock           --
            subscribed                                                       --                          (637,193)
          Increase in accounts receivable                                (153,699)        (79,228)       (251,756)
          Increase in inventory                                           (10,139)        (62,568)       (129,634)
          Decrease in due from General Communications, Inc.                  --            76,252            --
          Decrease  in prepaids                                            18,126          17,360          54,376
          Decrease (increase) in other noncurrent assets                    6,000            --           (30,859)
          Increase in deposits                                            (16,331)            (84)        (22,455)
          Increase in other current assets                                (31,939)        (18,828)        (63,959)
          Increase (decrease) in accounts payable                         243,615         288,840         574,546
          Increase in commission payable                                     --           175,600         524,800
          Increase in accrued interest                                     38,194          39,559         282,505
          Increase  in other current liabilities                           96,533            --            96,533
-----------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                    (1,970,705)     (1,583,281)     (9,785,316)
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchase of assets from General Communications, Inc.                     --          (363,870)       (352,101)
    20% investment in JJ&D, LLC                                              --          (100,000)       (100,000)
    Purchase of Airtel Communications, Inc. assets                           --           (50,000)        (50,000)
    Purchase of CMRS and 800 SMR Network, Inc.                               --        (3,547,000)     (3,547,000)
    Purchase of SMR station licenses                                         --              --        (1,398,575)
    Purchase of license options                                            (9,200)       (186,850)     (1,141,287)
    Increase in deposits of licenses                                     (111,150)        (11,568)       (453,958)
    Increase (decrease) in license options payable                           --              --
    Purchase of property and equipment                                   (332,064)       (837,120)     (3,071,016)
    Purchase of assets held for resale                                       --              --          (219,707)
    Sale of assets held for resale                                           --              --           700,000
    Increase in customer deposits                                            --              --
    Increase in deposit on sale                                              --              --              --
-----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (452,414)     (5,096,408)     (9,633,644)
=================================================================================================================

(Continued)



                                       5
==============================================================================

==============================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows,
Continued For the Six Months Ended June 30, 1997 and 1996
and for the Period From January 1, 1994 through June 30, 1997
-------------------------------------------------------------------------------

                                                                                      PERIOD FROM
                                                         SIX MONTHS ENDED              JANUARY 1,
                                                             JUNE 30,                 1994 THROUGH
                                                    -----------------------------       JUNE 30,
                                                       1997             1996              1997
                                                    (UNAUDITED)     (UNAUDITED)       (UNAUDITED)
--------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds upon issuance of common stock          $       --      $  1,944,941    $  4,316,543
    Proceeds upon issuance of preferred stock               --         2,273,707       2,273,707
    Proceeds upon exercise of options - related             --                            62,500
    Proceeds upon exercise of options - unrelated           --           923,750       3,075,258
    Purchase and conversion of CCI stock                    --              --            45,000
    Advances from related parties                           --              --           767,734
    Payment of advances from related parties                --              --           (73,000)
    Payments on capital lease obligations                 (6,683)         (8,171)        (30,770)
    Payments of long-term debt                          (188,504)        (64,244)       (693,018)
    Proceeds from issuance of notes payable                 --              --           375,000
    Proceeds from issuance of long-term debt           1,530,000       3,580,000       9,675,000
--------------------------------------------------------------------------------------------------
Net cash provided by financing activities              1,334,813       8,649,983      19,793,954
--------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                       (1,088,306)      1,970,294         374,994

Cash at beginning of period                            1,463,300         188,029            --
--------------------------------------------------------------------------------------------------

Cash at end of period                               $    374,994    $  2,158,323    $    374,994
==================================================================================================


Supplemental disclosure of cash paid for:
    Taxes                                           $       --      $       --      $       --
    Interest                                        $     17,251    $    107,339    $    379,966

==================================================================================================

==================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.



                                       6
==============================================================================

                                FORM  10-QSB
================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 1997
================================================================================

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

A.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Chadmoore Wireless Group, Inc. and subsidiaries (the Company)(formerly CapVest Internationale, Ltd.), a development stage company, and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission Form 10-QSB. All material adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary to present fairly the financial condition and related results of operations, cash flows and shareholders' equity for the respective interim periods presented are reflected. The current period results of operations are not necessarily indicative of results for the full year ended December 31, 1997. These unaudited condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements included in the Annual Report on Form 10-KSB for the period ending December 31, 1996.

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

The Company will adopt Statement 128 in the fourth quarter of 1997. The pro forma impact of Statement 128, on the six months and three months ended June 30, 1997, is that basic and diluted EPS would have been $(.50) and $(.42) per share, respectively.

In February 1997, the Financial Accounting Standards Board issued SFAS No.129, "Disclosure of Information about Capital Structure" (SFAS No. 129). SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. The Company intends to comply with the disclosure requirements of this statement which is effective for periods ending after December 15, 1997 and anticipates that implementation will not significantly impact the Company's financial presentation of its capital structure.

In June 1997, the Financial Accounting Standards Board issued SFAS No.130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity sections of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company is currently assessing the impact on the financial statements and for the three months and six months ended June 30, 1997, the Company believes that SFAS No. 130 will not result in comprehensive income different from net income reported in the accompanying condensed consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS No.
131). SFAS No. 131 establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The Company is currently assessing the impact on the financial statements.

C.   RECLASSIFICATIONS

Certain amounts in the 1996 Unaudited Condensed Consolidated Financial Statements have been reclassified to conform with the 1997 presentation.

D.   LOSS PER SHARE

Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding at June 30, 1997 and 1996. The inclusion of equivalent shares in the form of stock options and warrants were not included in a computation of fully dilutive loss per share as the results would be anti-dilutive.

                                      7
================================================================================

                                FORM  10-QSB
================================================================================
(2)  SALE OF MANAGEMENT AND OPTION RIGHTS
A.   ALASKA CHANNEL SALE

On April 4, 1997, the Company completed an agreement assigning management and options to acquire twelve multi channel trunked SMR stations on 57 channels located in Anchorage, Alaska for total consideration of $684,000. The transaction is contingent upon receiving approval of the transfer from the Federal Communications Commission ("FCC"), which was applied for in June, 1997. The Company will be paid the consideration upon grant of the applications for assignment of the twelve stations. The applications appeared on public notice on August 5, 1997. They will be eligible for grant on September 4, 1997. The sale will be recognized when realized. A deposit of $66,000 is currently being held in escrow.

(3) MANAGEMENT AGREEMENTS AND INVESTMENT IN OPTION TO ACQUIRE LICENSES

In June of 1996 the Company completed the transaction to acquire all of the issued and outstanding stock of Commercial Mobile Radio Service ("CMRS") and 800 SMR Network, Inc. ("800"). CMRS and 800 collectively held irrevocable 10 year Options to Acquire and Management Agreements in excess of 5,500 channels. The Company is working to position itself to provide SMR service to its customers in over 200 selected markets ("Proposed Operating Territory"), which has an aggregate population in excess of fifty million (50,000,000) based on 1990 U.S. Census Metropolitan Statistical Area figures reported by Rand McNally. This population number represents the number of people residing in the aggregate markets and is not intended to be indicative of the number of users or potential penetration rates as the Company establishes operating SMR systems.

The Company's Subsidiaries, 800 and CMRS, manage over five hundred multi-channel trunked SMR stations, representing over 5,500 channels licensed to thirty-three corporations. The stations managed by 800 and CMRS Systems are included in a five-year Extended Implementation Plan granted by the FCC on March 31, 1995, under Section 90.629 of the FCC's rules, 47 C.F.R. Section
90.629. Under the Extended Implementation Plan, as granted, the stations must be constructed in accordance with a five-year construction plan. On December 15, 1995, the FCC requested that all licensees included in a Section 90.629 Extended Implementation Plan file documents re-justifying the extended construction period. A rejustification of the Extended Implementation Plan including the stations managed by 800 and CMRS Systems was timely filed. On May 20, 1997, the FCC denied the re-justification plan. The FCC granted six months from the date of the denial to complete construction of the stations managed by 800 and CMRS Systems. The licensees of the stations appealed the denial of the rejustification by a Petition for Reconsideration filed with the FCC on June 18, 1997. The licensees also requested a stay of the construction deadline, pending resolution of the underlying Petition for Reconsideration. No decision has been rendered on these matters and the Company is unable to predict how they will be decided. Under the Commission's decision, the license for any station not constructed and placed in operation before November 20, 1997 will be cancelled.

As a result of this ruling the Company is following a dual plan. It plans to vigorously pursue all legal remedies available to it while constructing as many markets as it deems economically viable, prior to the November 20, 1997, FCC deadline. The construction plan encompasses several key components. First, the Company has thoroughly reviewed and prioritized its more than 200 markets, selecting 131 of these markets as its first priority ("Priority Markets"). While there can be no assurance, it is management's belief that it will successfully construct substantially all of these Priority Markets by November 20, 1997. While there can be no assurance, management also believes that it is reasonably likely that an additional 27 markets will be engineered and constructed by November 20, 1997.

Also, as a result of this ruling, the Company believes that the value of certain of these management agreement's and options to acquire licenses value has been impaired. Management's estimate of the value of these assets and the corresponding allowance, at June 30, 1997, is summarized as follows:

Each of the over 5,500 channels was assigned an allocation of the original purchase price based on estimated fair market value based on management's understanding of channel fair values relative to population coverage. The channels that management estimates are either probable or reasonably likely to be engineered and constructed by November 20, 1997 total 158 markets. These channels have an estimated aggregate fair market value of $19,672,047 and are carried in the accompanying condensed consolidated financial statements at that amount. The total valuation, net of the allowance of $7,166,956, is $25,329,931. The Company is actively pursuing several opportunities to realize value from the remaining channels, that are not included in the 158 markets.
The remaining 42 markets represent $7,166,956 of the original purchase price allocation. A valuation allowance of $7,166,956 has been recorded as management is uncertain of the recoverability, if any, of the cost of these licenses and management agreements.



                                      8
================================================================================

                                FORM  10-QSB
================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 1997
================================================================================

(4) LONG-TERM DEBT
A.  DEBT ISSUANCES AND CONVERSIONS

On June 10, 1997, the holder of the $1,750,000 convertible Debenture, tendered a notice of payment for penalties in the amount of $52,500. The penalties are a result of the Company's nonperformance to prepare and have declared effective, a registration statement with the Securities and Exchange Commission to register the shares underlying the convertible Debentures within 110 days from the days of closing. In addition, on July 31, 1997, and August 1, 1997, the holder tendered to the Company notices of conversion, pursuant to Regulation S, for $100,000 and $50,000 of principal, respectively. The notices as tendered do not comply with the requirements of Regulation S, and the Company has not issued the requested stock. If the Company is compelled to issue all of the stock into which the Debenture is convertible, the effect of the Company's stock price and liquidity could be severe. In particular, the conversion price (which is set off against amounts outstanding under the Debenture) is not fixed, but is instead set at a substantial discount to the then-current market price.

(5) EQUITY TRANSACTIONS

A.  DEBT CONVERSIONS -  UNRELATED PARTIES

On May 12, 1997, a certain holder of 8% three year, Convertible notes payable, tendered the remaining $100,000 convertible note and $7,578 of accrued interest for conversions into 218,521 shares of the Company's common stock. In response, the Company issued the requested shares to the holder.

B.  Options

During the six months ended June 30,1997, 489,100 stock options were granted by the Company. The outstanding options issued to shareholders, employees, consultants, investors and third parties through acquisitions are exercisable for three to ten years from date of issuance. The following is a summary of options outstanding and their terms as of June 30, 1997 and 1996:


                                          Number            Number
Stock Options                            of shares         of shares
                                           1997              1996
--------------------------------------------------------------------------------
Outstanding at January 1:                9,642,968         3,072,136
Granted at $.37-$6.00 per share            489,100         9,642,364
Less exercised at $0.37-$2.50 per share   (323,857)         (850,000)
Lapsed or canceled                        (255,000)         (205,000)
--------------------------------------------------------------------------------
Outstanding at June 30:                  9,553,211        11,659,500
================================================================================

Compensation expense of $-0- and $62,500 was recognized for the six months ended June 30, 1997 and 1996, respectively.

                                      9
================================================================================

                                FORM  10-QSB
================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 1997
================================================================================

The Company applied APB Opinion No. 25 in accounting for its Plan and, accordingly, compensation expense of $-0- and $62,500 was recognized for the six months ended June 30, 1997 and 1996, respectively. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been the pro forma amount indicated below:


                          SIX MONTHS ENDED JUNE 30    THREE MONTHS ENDED JUNE 30
--------------------------------------------------------------------------------
                                1997         1996         1997           1996
--------------------------------------------------------------------------------
 Net income     As reported  (9,728,789)  (2,429,218)  (8,395,182)  (1,421,152)
                Pro forma          (.50)        (.25)        (.42)        (.14)

 EPS            As reported  (9,728,789)  (2,429,218)  (8,395,182)  (1,421,152)
                Pro forma          (.50)        (.25)        (.42)        (.14)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes' option-pricing model with the following weighted average assumptions: expected volatility of 25%, risk free interest rate of 6.5% and expected life of one year for the options.

Pro forma net income reflects only options granted in the six months ended June 30, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of two years and compensation cost for options granted prior to January 1, 1996 is not considered.


                                      10
================================================================================

                                FORM  10-QSB
================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 1997
================================================================================

(6) REVENUES

For the three months and six months ended June 30, 1996, there was approximately $65,000 of revenue that was from customers that were under a management agreement, to expire in June, 1996. There were no such comparable amounts included in financial statements for the three months and six months ended June 30, 1997.

(7) COMMITMENTS AND CONTINGENCIES

A.  LICENSE OPTION AND MANAGEMENT AGREEMENT CONTINGENCIES

Once a Specialized Mobilized Radio ("SMR") channel is operating, the Company may exercise its option to acquire the license at any time prior to the expiration of the option. Although, the Company presently intends to exercise substantially all options, the exercise is subject to a number of contingencies. These contingencies include timely construction of the station, continued operation of the station once constructed, having the ability to purchase the license and the Federal Communications Commission ("FCC") approval of the assignment of the station.

The Company may elect not to exercise an option for various business reasons, including the Company's inability to acquire other stations in a given market, making it economically unfeasible for the Company to offer an SMR system in such market. If the Company does not exercise an option, its grantor may retain the consideration previously paid by the Company. Moreover, if the Company defaults in its obligations under an option, the grantor may retain the consideration previously paid by the Company as liquidated damages. Further, if the SMR system is devalued by the Company's direct action, the Company may be liable under the option for the full option price, provided the grantor is not in breach of the Agreement.

Goodman/Chan Waiver. Nationwide Digital Data Corp. and Metropolitan Communications Corp. (collectively, NDD/Metropolitan"), traded in the selling of SMR application preparation and filing services to the general public. Most of the purchasers in these activities had no experience in the wireless communications industry. Based on evidence that NDD/Metropolitan had been unable to fulfill their construction and operation obligations to over 4,000 applicants who had received FCC licenses, the Federal Trade Commission ("FTC") filed suit against NDD/Metropolitan in January, 1993, in the Federal District Court for the Southern District of New York ("District Court").

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

                                      11
================================================================================

                                FORM  10-QSB
================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 1997
================================================================================

B.  LEGAL PROCEEDINGS

AIRNET, INC. V. CHADMOORE WIRELESS GROUP, INC. CASE NO. 768473, ORANGE COUNTY SUPERIOR COURT

On April 3, 1997, Airnet, Inc. ("Airnet") served a summons and complaint on Chadmoore Wireless Group, Inc. ("Chadmoore"), alleging claims related to a proposed merger between Airnet and Chadmoore that never materialized. In particular, Airnet has alleged that a certain "letter of intent" obligated the parties to complete the proposed merger. Chadmoore denies this allegation. In its complaint, Airnet has alleged the following purported causes of action against Chadmoore: breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with prospective economic advantage, intentional interference with contractual relationship, including breach of contract, false promise and conversion. Airnet has also purported to seek the following relief from Chadmoore: $28,000,000 in compensatory damages plus interest, punitive damages, costs of suit and attorney's fees. Chadmoore challenged the sufficiency of the complaint as to most of the purported causes of action on the grounds that these purported causes of action fail to state facts sufficient to constitute a cause of action. Chadmoore also challenged the sufficiency of the punitive damages allegations on the grounds that the compliant fails to state facts sufficient to support these allegations. Rather than oppose these challenges to its complaint, Airnet elected to file a first amended complaint. Believing that Airnet's amendments were immaterial Chadmoore renewed its challenges to Airnet's pleading, and a hearing thereon is set for September 9, 1997. Although the Company intends to defend the action vigorously, it is still in its early stages and no substantial discovery has been conducted in this matter. Accordingly, at this time, the Company is unable to predict the outcome of this matter.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In addition, the recent decline in the Company's stock price has resulted in several threats by shareholders to commence litigation against the Company on grounds relating to such price decline. However as of today no such threat has been served on the Company. The Company is also involved in legal proceedings as disclosed on Item 1, Part II hereof.
In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's condensed consolidated financial position, results of operations or liquidity.

(8)      Subsequent Events

In July 1997, the Company entered into an agreement with Geotrans, a large, wireless industry, turnkey construction company, to engineer and construct 50 markets by November 1, 1997 at a cost to the company of approximately $300,000. Additional Priority Markets will be engineered and constructed internally, by the Company. Substantially all of the communications equipment, required to construct the Company's Priority Markets (SEE: ITEM 1: FOOTNOTE 3 ), has been acquired by the Company, with approximately $600,000 remaining to be paid.

In July, 1997, the Company entered into a purchase and sale agreement with a third party, whereby, the Company will sell its management rights and option to acquire rights to FCC licenses encompassing 100 channels in five markets in exchange for the purchase of SMR equipment valued at $900,000. This equipment will be used in the construction of channels in the Priority Markets.


                                      12
================================================================================

                                FORM  10-QSB
================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 1997
================================================================================

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

                 (iv) The Company is presently engaged in certain legal proceedings. Adverse resolutions of such proceedings could have material effect the Company's ability to fulfill its business plan. (See: Item 1: Footnote 7)

                 (v) The Company has outstanding debt convertible into common stock of the Company . If a substantial portion of such debt were converted the results could adversely affect the market for the Company's stock and its ability to raise all forms of future financing. (See: Item 1: Footnote 4)

PLAN OF OPERATION

The Company has entered into binding five and ten year Options to Acquire and Management Agreements for over 7,000 (5,500 represent management agreements and options to acquire licenses (See: Item 1, Footnote 3), 1,500 represent licenses currently under the Goodman Chan ruling (See: Item 1, Footnote 7) licensed by the Federal Communications Commission ("FCC"), in the Proposed Operating Territory. The Company offers wireless communication services including two-way dispatch, and telephone interconnect. In addition, the Company plans to offer in a single handset, services and combinations of services currently not available from cellular or Personal Communication Services ("PCS") service providers. These services will include combined mobile telephone, dispatch and data transmission. If market demands dictate the future conversion to a spectrum-efficient, feature-rich digital infrastructure, such a conversion would allow the Company to dramatically expand existing system capacity and provide advanced features, call clarity, and call security to its subscribers. The Company plans to use leased facilities on existing towers wherever possible to avoid the capital cost of tower and shelter construction. The Company believes that this approach should expedite and simplify the construction process and avoid delays associated with local zoning, permit and logistical issues. In the cases where construction is necessary, the Company will be required to bear the costs of constructing a site, which may include access road development, land acquisition, shelter costs, foundation and tower construction. Over the next 12 months, the marketing objective is to actively market the Company's services on the systems it brings into operation and position the Company as as
advantageously as possible in the wireless communications industry.   Motorola
is a principal supplier to the Company, and the Company believes that Motorola's brand name recognition, combined with the Company's targeted marketing approach, will assist in developing customer interest in the wireless services offered. The strategy is to increase Company revenues with the smallest possible incremental marketing expense.

The Company's recurring revenues consist primarily of subscriber network usage revenues, which consist of monthly access fees per unit and incremental charges based on minutes of use. From time to time, changes in the Company's plans may dictate that

                                      13
================================================================================

                                FORM  10-QSB
================================================================================
facilities, originally acquired to be included in an operating system, will be sold, traded or used in partnership with existing service providers in a particular market to provide either additional cash flow for growth or to begin or strengthen specific strategic alliances. In addition, the Company may, from time to time, may elect to sell some of its management rights and option to acquire rights to FCC licenses in certain markets to provide either additional cash flow for growth or to begin or strengthen specific strategic alliances.

In March 1996, the Company acquired its first Operating System in Memphis, Tennessee. In the third and fourth quarter of 1996, the Company began operations in 3 additional markets. In 1997, the Company commenced full commercial operations in 13 additional markets, bringing the total operational markets to 17, covering a population of approximately 7 million people.

On May 20, 1997, the FCC issued a ruling regarding the re-justification plan for the approximately 5,500 channels (SEE: ITEM 1: NOTE 3), which requires the company to construct systems utilizing the FCC licenses by November 20, 1997 or the licenses will revert back to the FCC.

As a result of this ruling the Company is vigorously pursuing all legal remedies available to it while also accelerating its build out plan to construct as many markets as possible, which it deems economically viable, prior to the November 20, 1997 FCC deadline. The construction plan encompasses several key components. The company has thoroughly reviewed and prioritized its more than 200 markets, selecting 131 of these markets as its first priority ("Priority Markets").

The Company's objectives over the next 12 months are to construct and commercialize Specialized Mobile Radio ("SMR") systems in its Priority Markets, increase the distribution network, enhance its marketing plan and increase recurring revenues through the addition of subscribers. The Company currently owns, manages and operates commercial analog SMR systems in Richmond, Virginia, Memphis, Tennessee, Little Rock, Pine Bluff, and Fayetteville, Arkansas, Augusta, Georgia, Baton Rouge, Louisiana, Portland and Lewiston, Maine, Mankato, Minnesota, Bowling Green, Kentucky, Charlotte, North Carolina, Bay City, Michigan, Syracuse, New York, Fort Wayne, Indiana, Austin, Texas and Naples, Florida (collectively, the "Operating Systems"). Through aggressive loading of customers in the areas covered by the Operating Systems and construction of additional SMR stations, the Company will seek to increase its customer base and corresponding revenues within each market. Through 1996, the Company concentrated its efforts on acquiring interests in licenses in over 200 selected markets, located in smaller cities (having populations between 25,000 and 1,500,000), towns and rural areas. During the next twelve months the Company plans to leverage these acquisitions into operating systems in as many markets as deemed economically advantageous and permitted by the remaining time under FCC regulations. The plan is to select markets within the Proposed Operating Territory with adequate available channel density, population base, quality distribution and service entities, pent-up demand from lack of channel capacity and deemed capable of generating sufficient revenues to become cash flow positive in acceptable time frames.

In July 1997, the Company entered into an agreement with Geotrans Wireless Inc., a large, wireless industry, turnkey construction company, to engineer and construct at least 50 markets by November 1, 1997 at a cost to the company of approximately $300,000. Additional first Priority Markets will be engineered and constructed internally, by the Company. Substantially all of the communications equipment, required to construct the Priority Markets, has been acquired by the Company, with approximately $600,000 remaining to be paid.

In addition, in order to continue the aggressive commercialization and loading of its Priority Markets, the Company has entered into agreements with selected SMR dealers whereby they will finance, install, optimize and actively load certain of the Priority Markets in exchange for an ownership of 20% to 30% of the individual market. To date, approximately 12- 15 markets are planned under this program.

For markets that do not fall into the Priority Market category, the company is actively pursuing several opportunities to realize value from these licenses prior to November 20, 1997.

The Company has elected to focus on existing SMR dealers as its primary method of distribution: The dramatic reduction in capital required by maximizing the use of dealers makes the use of this marketing channel an extremely attractive method of distribution. In markets in which the Company operates, but where a suitable dealer or independent agent is not available, the Company will establish its own marketing presence. In those markets the Company will open a sales office. Each sales office is planned to have a minimal retail presence for walk-in customer traffic. In addition, the Company's management team recognizes that additional staff will be required to properly support marketing, sales, engineering, and accounting to achieve its 1997 marketing objectives. However, the Company's business plan is not based on significant additions of employees as it relates to the number of potential markets in the Proposed Operating Territory.

While there can be no assurance, it is management's belief that it will successfully construct substantially all of these Priority Markets by November 20, 1997.

                                      14
================================================================================

                                FORM  10-QSB
================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 1997
================================================================================

LIQUIDITY AND CAPITAL RESOURCES

During the next five months, the Company will require access to approximately $1.0 million to enable it to complete construction of operating systems in its Priority Markets in order to comply with FCC rules and regulations to meet the construction deadlines and to meet operating expenses. In addition, the Company believes that in the next 12 months it will require approximately $8.0 million to $17.0 million for capital expenditures associated with full commercialization and marketing of its services as well as meeting operating expenses, depending on the rate of commercial market growth.


The Company's sources of capital have been the proceeds from the sale of common stock from private placements, vendor financing, convertible preferred stock, debt or convertible debt and cash from proceeds from the exercise of the Company's options. No Company convertible preferred stock remains outstanding.

On October 25, 1996, the Company's subsidiary Chadmoore Communications, Inc. ("CCI") signed a purchase agreement with Motorola to purchase approximately $10,000,000 of Motorola's radio communications equipment, including Smartnet II trunked radio systems. The agreement requires that the equipment be purchased within 30 months of the effective date of the agreement.

In connection with this purchase agreement, CCI entered into a financing and security agreement with Motorola, Inc. ("Motorola") for the equipment stated above. This agreement allows CCI to borrow up to a total of $5,000,000 (the "Loan Facility"). The Loan Facility is available for draw downs during the effective term of the purchase agreement. The Loan Facility allows no more than one draw down per month. Each of the draw downs will be evidenced by a promissory note (the "Promissory Note"). Principal and interest on the Promissory Note are payable in arrears monthly from the date of each funding for a period of 36 months from the funding date. The Loan Facility agreement closed on October 25, 1996 and is subject to certain pledges, representations, warrants and covenants. As a part of the financing provided pursuant to the purchase agreement between CCI and Motorola, the Company executed a guaranty and security agreement with Motorola, pursuant to which the Company unconditionally and irrevocably guarantees the obligations of CCI under the purchase agreement. The guaranty and security agreement contains various financial and other covenants of the Company. As of June 30, 1997, the Company is indebted for $304,477 under the loan facility.

In February 1997, the Company executed a Securities Placement Agreement to place a minimum of $1,000,000 and maximum of $4,000,000 of the Company's three year, 8%, convertible Debentures. Principal and interest are convertible into shares of the Company's common stock. The Securities Purchase Agreement calls for the issuance of 75,000 warrants to purchase shares of the Company's common stock at an exercise price of $2.50 per share for each $1 million of 8% convertible debentures placed. The warrants are exercisable for three years from date of grant. On February 19, 1997, the Company placed $1,000,000 of the 8% convertible Debentures and received $860,000, net of $140,000 of placement fees. The Company granted 75,000 warrants in connection with the placement. On February 24, 1997, the Company placed an additional $750,000 of the 8% Convertible Debentures and received $670,000, net of $80,000 in placement fees. The Company granted 56,250 warrants in connection with the placement. (See Item 1, Footnote 4)

On June 10, 1997, the holder of a $1,750,000 convertible Debenture, tendered a notice of payment for penalties in the amount of $52,500. The penalties are a result of the Company's nonperformance to prepare and have declared effective, a registration statement with the Securities and Exchange Commission to register the shares underlying the convertible Debentures within 110 days from the days of closing. In addition, on July 31, 1997, and August 1, 1997, the holder tendered to the Company notices of conversion, pursuant to Regulation S, for $100,000 and $50,000 of principal, respectively. The notices as tendered do not comply with the requirements of Regulation S, and the Company therefor has not issued the requested stock. If the Company is compelled to issue all of the stock into which the Debenture is convertible, the effect of the Company's stock price and liquidity could be severe. In particular, the conversion price (which is set off against amounts outstanding under the Debenture) is not fixed, but is instead set at a substantial discount to the then-current market price.

Depending on the Company's ability to obtain additional funding, the Company may fund approximately $4.5 million of the $10.0 million required for the construction of SMR systems over the next twelve months through the Loan Facility with Motorola.

The Company is exploring the possibility of doing one or more of the following in the next twelve months: (i) an offering of long-term promissory notes, (ii) an offering of its preferred stock (iii)operating or capital lease financing and/or (iv) sale of certain management rights and option to acquire rights to FCC licenses.

On June 5, 1997, the Company engaged the firm of Private Equity Partners, LLC ("PEP") to provide financial advisory services associated with the raising of capital for the Company in the form of the issuance and/or sale of equity and/or debt securities.


                                      15
================================================================================

                                FORM  10-QSB
================================================================================
Accordingly, based on the plans and intentions set forth above, management desires, through the establishment of operational SMR systems, short term funding of operations and long term acquisition and development activities, to emerge from the development stage and establish normal operations in early
1998. However, there can be no assurance that the Company will achieve the objectives discussed herein, or of the overall profitability of the Company's operations once its development stage has ended.

                                      16
================================================================================

                                FORM  10-QSB
================================================================================
PART II - OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

AIRNET, INC. V. CHADMOORE WIRELESS GROUP, INC. CASE NO. 768473, ORANGE COUNTY SUPERIOR COURT

On April 3, 1997, Airnet, Inc. ("Airnet") served a summons and complaint on Chadmoore Wireless Group, Inc. ("Chadmoore"), alleging claims related to a proposed merger between Airnet and Chadmoore that never materialized. In particular, Airnet has alleged that a certain "letter of intent" obligated the parties to complete the proposed merger. Chadmoore denies this allegation. In its complaint, Airnet has alleged the following purported causes of action against Chadmoore: breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with prospective economic advantage, intentional interference with contractual relationship, including breach of contract, false promise and conversion. Airnet has also purported to seek the following relief from Chadmoore: $28,000,000 in compensatory damages plus interest, punitive damages, costs of suit and attorney's fees. Chadmoore challenged the sufficiency of the complaint as to most of the purported causes of action on the grounds that these purported causes of action fail to state facts sufficient to constitute a cause of action. Chadmoore also challenged the sufficiency of the punitive damages allegations on the grounds that the compliant fails to state facts sufficient to support these allegations. Rather than oppose these challenges to its complaint, Airnet elected to file a first amended complaint. Believing that Airnet's amendments were immaterial Chadmoore renewed its challenges to Airnet's pleading, and a hearing thereon is set for September 9, 1997. Although the Company intends to defend the action vigorously, it is still in its early stages and no substantial discovery has been conducted in this matter. Accordingly, at this time, the Company is unable to predict the outcome of this matter.

CHADMOORE COMMUNICATIONS, INC. V. JOHN PEACOCK  CASE NO. CV-S-97-00587-HDM
(RLH), UNITED STATES DISTRICT COURT FOR THE DISTRICT OF NEVADA

In September 1994, Chadmoore Communications, Inc. ("CCI") entered into a two year consulting agreement (the "Consulting Agreement" with John Peacock ("Peacock") to act as a consultant and technical advisor to CCI concerning certain specialized mobile radio ("SMR") stations. In May, 1997 CCI filed a complaint against Peacock for declaratory relief in the United States District Court for the District of Nevada, seeking a declaration of the respective rights and obligations of CCI under the Consulting Agreement. CCI is seeking this judicial declaration based upon Peacock's contention that he is entitled to certain bonus compensation under the Consulting Agreement. Peacock contends that this bonus compensation is due regardless of whether an SMR license is granted based upon his activities as a consultant. CCI contends that the Consultant Agreement is clear that such bonus compensation is only awarded upon the "grant" of an SMR license. If Peacock's contentions are found by a court to be correct, he could be entitled to bonus compensation of $105,000, and possibly more; the exact amount would depend on a variety of factors, including the FCC's determination(s) as to pending finder's preference requests. In lieu of answering the complaint, Peacock filed a motion seeking dismissal of the action based on the assertion that he is not subject to jurisdiction in Nevada courts. That motion is currently being briefed, and no decision has been rendered by the Court. No discovery has been taken in this action to date, and, because this action is in its early stages, we are unable to predict its outcome.

GOODMAN/CHAN WAIVER PETITION  JUNE 1997- WTB

The Goodman/Chan waiver petition involves approximately 4000 individuals who obtained 800 MHz Specialized Mobile Radio (SMR) licenses through application mills that were subsequently shut down by the Federal Trade Commission in a fraud action in federal court. A court-appointed Receiver sought an extension of the eight-month construction period on behalf of all of the affected licensees. The extention was sought because the licensees wish to sell their licenses to established SMR operators to recoup their "investment" losses, and Commission rules provide that only constructed and operational systems may be transferred. Many of the licensees appear to be unsophisticated investors who were unaware of or misinformed regarding their responsibilities as licensees.

On May 22, 1995, the Commission issued the Goodman/Chan Order, which granted the Goodman/Chan Licensees limited relief by extending the build-out period for the affected licenses from eight months to twelve months. The twelve-month construction period was granted to put Goodman/Chan Licensees in the same posture as other Part 90 Commercial Mobile Radio Service (CMRS) providers, because during the intervening period, the Commission had changed the construction period for new CMRS licenses (including SMR licenses) from eight to twelve months. The Commission also stated that the four month extension would commence upon publication of the Goodman/Chan Order in the Federal Register. However, publication of the order in the Federal Register was and remains delayed because of litigation brought by Receiver to resolve certain licensing issues.

In the interim, some Goodman/Chan licenses have constructed facilities and requested permission to operate under Special



                                      17
================================================================================

                                FORM  10-QSB
================================================================================
Temporary Authority (STA). STAs are required for these facilities because licensees find their original licensed sites to be unsuitable for construction and have therefore constructed at alternate sites for which they are not yet licensed. However, under the Communications Act, CMRS providers may not routinely obtain STAs, but must demonstrate the existence of extraordinary circumstances. This policy has affected Goodman/Chan licensees because Congressional amendments enacted in 1993 to the Communications Act have caused these licensees to be recently reclassified as CMRS providers.

The Commission has adopted its Second Report and Order and Memorandum Opinion and Order in the 800 MHz SMR proceeding. These rulings may make it easier for the Goodman/Chan licensees. For example, Goodman/Chan licensees that have licenses on the lower 230 channels in the 800 MHz block will be permitted to transfer or assign unconstructed facilities. Those licensees that desire to continue to operate their facilities, will be able to do so within their 18 dbu interference contours. Licensees will also be able to more freely partition and disaggregate their licenses to other parties. These measures should assist Goodman/Chan licensees in either selling or building out their licenses.


ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULT UPON SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES' HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.


                                      18
================================================================================

                                FORM  10-QSB
================================================================================
ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8K

                 (a)(1)   A list of the financial statements and schedules thereto as filed in this report reside at Item 7 on page F1 of this report.

                 (a)(2)   The following exhibits are submitted herewith:

                   2.1    Agreement and Plan of Reorganization dated February 2, 1995, by and between the
                          Company (f/k/a CapVest Internationale, Ltd.) and Chadmoore Communications, Inc. 1
                   2.2    Addendum to the Agreement and Plan of Reorganization, dated February 21, 1995, by and between the Company (f/k/a CapVest Internationale, Ltd.) and Chadmoore
                          Communications, Inc. 1
                   2.3    Addendum No. 2 to the Agreement and Plan of Reorganization, dated March 31, 1995, by and between the Company (f/k/a CapVest Internationale, Ltd.) and Chadmoore
                          Communications, Inc.1

                   3.1    Articles of Incorporation1
                   3.2    Articles of Amendment to the Articles of Incorporation filed November 1, 19883
                   3.3    Articles of Amendment to the Articles of Incorporation filed April 28, 19954
                   3.4    Articles of Amendment to the Articles of Incorporation filed April 1, 19965
                   3.5    Articles of Amendment to the Articles of Incorporation filed April 11, 19966.
                   3.6    Bylaws2

                   4.1    Form of Warrant Certificate, together with the Terms of Warrants7
                   4.2    Registration Rights Agreement8
                   4.3    Certificate of Designation of Rights and Preferences of Series A Convertible Preferred
                          Stock of the Company9

                 10.1     Amended Nonqualified Stock Option Plan dated October 12, 1995 (employee stock option plan covering 1,500,000 shares) 10
                 10.2     Employee Benefit and Consulting Services Plan dated July 7, 199511
                 10.3     First Amendment to the Employee Benefit and Consulting Services Plan dated December 8,
                          199512

1  Incorporated by reference to Exhibit 1 in the Form 8-K, under Item 2, date of earliest event reported- February 21, 1995
2  Incorporated by reference to Exhibit 3 to the Company's Registration
      Statement on Form S-18 (33-14841-D)
3  Incorporated by reference to Exhibit 3.2 to the Company's Form 10-KSB for the
      year ended December 31, 1995
4  Incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB for the
      year ended December 31, 1995
5  Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB for the
      year ended December 31, 1995
6  Incorporated by reference to Exhibit 3.5 to the Company's Form 10-KSB for the
      year ended December 31, 1995
7  Incorporated by reference to Exhibit 4.1 to the Company's Form 10-KSB for the
      year ended December 31, 1995
8  Incorporated by reference to Exhibit 4.2 to the Company's Form 10-KSB for the
      year ended December 31, 1995
9  Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB for the
      year ended December 31, 1995
10 Incorporated by reference to Exhibit 10.1 to the Company's Form 10-KSB for the year ended December 31, 1995
11 Incorporated by reference to Exhibit 4.1 to the Registration Statement on
      Form S-8 effective July 12, 1996 (file no. 33-94508)
12 Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 effective December 1, 1996 (file no.33-80405)

                                      19
================================================================================

                                FORM  10-QSB
================================================================================
ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8K - CONTINUED

                 (a)(2)   The following exhibits are submitted herewith: - Concluded

                 10.4     Employment Agreement between the Company and Robert W. Moore effective as of April 21,
                          199513
                 10.5     Employment Agreement between the Company and David J. Chadwick effective as of April
                          21, 199514
                 10.6     Employment Agreement between the Company and William C. Bossung effective as of April
                          21, 199515
                 10.7     Integrated Dispatch Enhanced Network ("iDEN") Purchase Agreement dated February 28,
                          1996 by and between the Company and Motorola, Inc. 16
                 10.8     Amendment Number 001 to the Integrated Dispatch Enhanced Network (iDEN) Purchase
                          Agreement dated March 25, 199617
                 10.9     Asset Purchase Agreement dated November 2, 1994 by and between Chadmoore
                          Communications, Inc., and General Communications Radio Sales and Service, Inc.,
                          General Electronics, Inc. and Richard Day with Exhibits18
                 10.10    Modification to Asset Purchase Agreement dated March 8, 1996 by and between Chadmoore
                          Communications, Inc., the Company and Chadmoore Communications of Tennessee, Inc. and
                          General Communications Radio Sales and Service, Inc., General Electronics, Inc. and
                          Richard Day with Exhibits19
                 10.11    Stock Purchase Agreement dated June 14, 1996, by and between Chadmoore Wireless Group,
                          Inc. and Libero Limited20
                 10.12    Purchase Agreement between Motorola, Inc. and Chadmoore Wireless Group, Inc. and
                          Chadmoore Communications, Inc., dated October 25, 199621
                 10.13    Promissory Note executed by Chadmoore Communications, Inc. payable to Motorola, Inc., dated December 30, 199622
                 10.14    Guarantee and Security Agreement  executed by Chadmoore Wireless Group, Inc. in favor of Motorola, Inc., dated December 30, 199623

                 11.1     Calculation of Weighted Average Shares Outstanding  (see Condensed Consolidated Statement of
                          Operations and Notes to Consolidated Financial Statement)

                 16.1     Letter of Mitchell Finley & Company, P.C. dated July 10, 1995, stating its concurrence with the disclosure contained in the Company's Current Report on Form 8-K24

                 21.1     Subsidiaries of the Company25
                 23.1     Consent of KPMG Peat Marwick LLP26
                 27.1     Financial Data Schedule

--------------------------------------------------------------------------------
13 Incorporated by reference to Exhibit 10.4 to the Company's Form 10-KSB for the year ended December 31, 1995
14 Incorporated by reference to Exhibit 10.5 to the Company's Form 10-KSB for the year ended December 31, 1995
15 Incorporated by reference to Exhibit 10.6 to the Company's Form 10-KSB for the year ended December 31, 1995
16 Incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB for the year ended December 31, 1995
17 Incorporated by reference to Exhibit 10.8 to the Company's Form 10-KSB for the year ended December 31, 1995
18 Incorporated by reference to Exhibit 2.2 to the Company's Form 8K, under
      Item 2, date of earliest event reported - March 8, 1996
19 Incorporated by reference to Exhibit 2.1 to the Company's Form 8K, under
      Item 2, date of earliest event reported - March 8, 1996
20 Incorporated by reference to Exhibit 10.11 to the Company's Form 8K, under
      Item 2, date of earliest event reported - June 14, 1996
21 Incorporated by reference to Exhibit 10.12 to the Company's Form 10-KSB, for the year ended December 31, 1996.
22 Incorporated by reference to Exhibit 10.13 to the Company's Form 10-KSB, for the year ended December 31, 1996.
23 Incorporated by reference to Exhibit 10.14 to the Company's Form 10-KSB, for the year ended December 31, 1996.
24 Incorporated by reference to Exhibit 16 to the Company's Form 8K, under Item
      4, date of earliest event reported - July 7, 1995
25 Incorporated by reference to Exhibit 21.1 to the Company's Form 10-KSB, for the year ended December 31, 1996.
26 Incorporated by reference to Exhibit 23.1 to the Company's Form 10-KSB, for the year ended December 31, 1996.

                                      20
================================================================================

                                FORM  10-QSB
================================================================================
         ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8K - CONCLUDED

   (b)   Current Reports on Form 8-K

         I.       Current Report on Form 8-K filed on     1997, reporting the
                  resignation of Gary L. Killoran, Chief Financial Officer and Director of the Company.

                                      21
================================================================================

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Chadmoore Wireless Group, Inc.
                                        (formerly CapVest International, Ltd.)


                                        By: /s/  Jan Zwaik
                                           ------------------------------------
                                        Jan Zwaik
                                        Chief Financial Officer

                                        Date: August 14, 1997

                                EXHIBIT INDEX


                 EXHIBIT
                 NUMBER                    DESCRIPTION
                 ------                    -----------
                   2.1    Agreement and Plan of Reorganization dated February 2, 1995, by and between the
                          Company (f/k/a CapVest Internationale, Ltd.) and Chadmoore Communications, Inc. 1
                   2.2    Addendum to the Agreement and Plan of Reorganization, dated February 21, 1995, by and between the Company (f/k/a CapVest Internationale, Ltd.) and Chadmoore
                          Communications, Inc. 1
                   2.3    Addendum No. 2 to the Agreement and Plan of Reorganization, dated March 31, 1995, by and between the Company (f/k/a CapVest Internationale, Ltd.) and Chadmoore
                          Communications, Inc.1

                   3.1    Articles of Incorporation1
                   3.2    Articles of Amendment to the Articles of Incorporation filed November 1, 19883
                   3.3    Articles of Amendment to the Articles of Incorporation filed April 28, 19954
                   3.4    Articles of Amendment to the Articles of Incorporation filed April 1, 19965
                   3.5    Articles of Amendment to the Articles of Incorporation filed April 11, 19966.
                   3.6    Bylaws2

                   4.1    Form of Warrant Certificate, together with the Terms of Warrants7
                   4.2    Registration Rights Agreement8
                   4.3    Certificate of Designation of Rights and Preferences of Series A Convertible Preferred
                          Stock of the Company9

                 10.1     Amended Nonqualified Stock Option Plan dated October 12, 1995 (employee stock option plan covering 1,500,000 shares) 10
                 10.2     Employee Benefit and Consulting Services Plan dated July 7, 199511
                 10.3     First Amendment to the Employee Benefit and Consulting Services Plan dated December 8,
                          199512

1  Incorporated by reference to Exhibit 1 in the Form 8-K, under Item 2, date of earliest event reported- February 21, 1995
2  Incorporated by reference to Exhibit 3 to the Company's Registration
      Statement on Form S-18 (33-14841-D)
3  Incorporated by reference to Exhibit 3.2 to the Company's Form 10-KSB for the
      year ended December 31, 1995
4  Incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB for the
      year ended December 31, 1995
5  Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB for the
      year ended December 31, 1995
6  Incorporated by reference to Exhibit 3.5 to the Company's Form 10-KSB for the
      year ended December 31, 1995
7  Incorporated by reference to Exhibit 4.1 to the Company's Form 10-KSB for the
      year ended December 31, 1995
8  Incorporated by reference to Exhibit 4.2 to the Company's Form 10-KSB for the
      year ended December 31, 1995
9  Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB for the
      year ended December 31, 1995
10 Incorporated by reference to Exhibit 10.1 to the Company's Form 10-KSB for the year ended December 31, 1995
11 Incorporated by reference to Exhibit 4.1 to the Registration Statement on
      Form S-8 effective July 12, 1996 (file no. 33-94508)
12 Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 effective December 1, 1996 (file no.33-80405)

                 10.4     Employment Agreement between the Company and Robert W. Moore effective as of April 21,
                          199513
                 10.5     Employment Agreement between the Company and David J. Chadwick effective as of April
                          21, 199514
                 10.6     Employment Agreement between the Company and William C. Bossung effective as of April
                          21, 199515
                 10.7     Integrated Dispatch Enhanced Network ("iDEN") Purchase Agreement dated February 28,
                          1996 by and between the Company and Motorola, Inc. 16
                 10.8     Amendment Number 001 to the Integrated Dispatch Enhanced Network (iDEN) Purchase
                          Agreement dated March 25, 199617
                 10.9     Asset Purchase Agreement dated November 2, 1994 by and between Chadmoore
                          Communications, Inc., and General Communications Radio Sales and Service, Inc.,
                          General Electronics, Inc. and Richard Day with Exhibits18
                 10.10    Modification to Asset Purchase Agreement dated March 8, 1996 by and between Chadmoore
                          Communications, Inc., the Company and Chadmoore Communications of Tennessee, Inc. and
                          General Communications Radio Sales and Service, Inc., General Electronics, Inc. and
                          Richard Day with Exhibits19
                 10.11    Stock Purchase Agreement dated June 14, 1996, by and between Chadmoore Wireless Group,
                          Inc. and Libero Limited20
                 10.12    Purchase Agreement between Motorola, Inc. and Chadmoore Wireless Group, Inc. and
                          Chadmoore Communications, Inc., dated October 25, 199621
                 10.13    Promissory Note executed by Chadmoore Communications, Inc. payable to Motorola, Inc., dated December 30, 199622
                 10.14    Guarantee and Security Agreement  executed by Chadmoore Wireless Group, Inc. in favor of Motorola, Inc., dated December 30, 199623

                 11.1     Calculation of Weighted Average Shares Outstanding  (see Condensed Consolidated Statement of
                          Operations and Notes to Consolidated Financial Statement)

                 16.1     Letter of Mitchell Finley & Company, P.C. dated July 10, 1995, stating its concurrence with the disclosure contained in the Company's Current Report on Form 8-K24

                 21.1     Subsidiaries of the Company25
                 23.1     Consent of KPMG Peat Marwick LLP26
                 27.1     Financial Data Schedule

--------------------------------------------------------------------------------
13 Incorporated by reference to Exhibit 10.4 to the Company's Form 10-KSB for the year ended December 31, 1995
14 Incorporated by reference to Exhibit 10.5 to the Company's Form 10-KSB for the year ended December 31, 1995
15 Incorporated by reference to Exhibit 10.6 to the Company's Form 10-KSB for the year ended December 31, 1995
16 Incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB for the year ended December 31, 1995
17 Incorporated by reference to Exhibit 10.8 to the Company's Form 10-KSB for the year ended December 31, 1995
18 Incorporated by reference to Exhibit 2.2 to the Company's Form 8K, under
      Item 2, date of earliest event reported - March 8, 1996
19 Incorporated by reference to Exhibit 2.1 to the Company's Form 8K, under
      Item 2, date of earliest event reported - March 8, 1996
20 Incorporated by reference to Exhibit 10.11 to the Company's Form 8K, under
      Item 2, date of earliest event reported - June 14, 1996
21 Incorporated by reference to Exhibit 10.12 to the Company's Form 10-KSB, for the year ended December 31, 1996.
22 Incorporated by reference to Exhibit 10.13 to the Company's Form 10-KSB, for the year ended December 31, 1996.
23 Incorporated by reference to Exhibit 10.14 to the Company's Form 10-KSB, for the year ended December 31, 1996.
24 Incorporated by reference to Exhibit 16 to the Company's Form 8K, under Item
      4, date of earliest event reported - July 7, 1995
25 Incorporated by reference to Exhibit 21.1 to the Company's Form 10-KSB, for the year ended December 31, 1996.
26 Incorporated by reference to Exhibit 23.1 to the Company's Form 10-KSB, for the year ended December 31, 1996.