Form 10QSB
period 1997-09-30
CHADMOORE WIRELESS GROUP INC
filed 1997-11-14
CIK 815755

                                  FORM 10-QSB
================================================================================
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                       or
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
          For the transition period from _____________ to ____________

                         Commission File Number: 0-20999

                         CHADMOORE WIRELESS GROUP, INC.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

COLORADO                                                      84-1058165
-------------------------------------------                -------------------
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

           ------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

         Check whether the registrant filed all documents and reports required by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                  Yes   [  X ] No   [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
AS OF OCTOBER 31, 1997, ISSUER HAD 21,118,274 SHARES OF COMMON STOCK, .001 PAR VALUE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes [    ] No [  X  ]


================================================================================

                                  FORM 10-QSB
================================================================================
                                      INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.                                              PAGE
    Unaudited Condensed Consolidated Financial Statements of Chadmoore
    Wireless Group, Inc., and Subsidiaries (Formerly CapVest
    Internationale, Ltd.):

         Condensed Consolidated Balance Sheets:
              As of September 30, 1997 and December 31, 1996               2

         Condensed Consolidated Statements of Operations:
              For the Nine Months Ended September 30, 1997 and 1996 and
              Period from January 1, 1994 to September 30, 1997            3

              For the Three Months Ended September 30, 1997 and 1996       4

         Condensed Consolidated Statements of Cash Flows:
              For the Nine Months Ended September 30, 1997 and 1996 and
              Period from January 1, 1994 to September 30, 1997            5-6

         Notes to Unaudited Condensed Consolidated Financial Statements    7-12

ITEM 2.  PLAN OF OPERATION.                                                13-17

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 18-19

ITEM 2.  CHANGES IN SECURITIES                                             20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS             20

ITEM 5.  OTHER INFORMATION                                                 20

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K                                  21-23

SIGNATURES                                                                 24

                                  FORM 10-QSB
================================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets
September 30, 1997 and December 31, 1996

                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                 1997               1996
                                                                              (UNAUDITED)
                                                                              ------------      ------------
                                         ASSETS
    Current assets:
    Cash                                                                      $    229,261         1,463,300
    Accounts receivable                                                            289,744           266,520
    Inventory                                                                      108,759           197,476
    Prepaid property management rights                                              54,374            81,563
    Prepaid expenses and deposits                                                   92,044           156,644
                                                                              ------------      ------------
              Total current assets                                                 774,182         2,165,503

Investment in JJ&D, LLC                                                            343,474           532,997
Property and equipment, net                                                      4,997,254         3,164,098
FCC licenses, net of accumulated amortization of $211,466 and $153,404,          1,336,833         1,394,895
    respectively
Debt issuance costs, net of accumulated  amortization of $0 and $39,038,               ---            77,562
    respectively
Management agreements, net of valuation allowance                               17,008,573        22,725,442
Investment in license options                                                    3,374,941         3,239,691
Investment in options to acquire licenses, net valuation allowance               7,321,358         9,771,445
Other                                                                               38,515            55,994
                                                                              ============      ============
Total Assets                                                                    35,195,130        43,127,627

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Current installments of long-term debt                                    $  2,343,665           217,096
    Accounts payable and accrued liabilities                                     1,533,663           329,122
    Licenses - options payable                                                      49,800            49,800
    License option commission payable                                              524,800           524,800
    Accrued interest                                                                  --              62,346
    Other                                                                           66,000            32,080
                                                                              ------------      ------------
              Total current liabilities                                          4,517,928         1,215,244
Capital lease obligations                                                              ---             8,646
Long-term debt, excluding current installments                                   1,320,235         2,500,141
Restricted option prepayment                                                       670,187           832,116
Minority interest                                                                  161,154               ---
                                                                              ------------      ------------
              Total liabilities                                                  6,669,504         4,556,147
                                                                              ------------      ------------
Commitments and contingencies
Shareholders' equity:
    Preferred stock, $.001 par value.  Authorized 40,000,000 shares;                   ---               ---
      issued and outstanding -0- shares
    Common stock, $.001 par value.  Authorized 100,000,000 shares; issued           21,019            17,824
      and outstanding 21,016,574 shares at September 30, 1997 and
      17,823,445 shares at December 31, 1996
    Additional paid-in capital                                                  55,215,765        52,951,491
    Stock subscribed                                                                32,890           288,835
    Deficit accumulated during the development stage                           (26,744,048)      (14,686,670)
                                                                              ------------      ------------

              Total shareholders' equity                                        28,525,626        38,571,480
                                                                              ------------      ------------

Total liabilities and shareholders' equity                                    $ 35,195,130        43,127,627
                                                                              ============      ============

================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                                  FORM 10-QSB
================================================================================

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the Nine Months Ended September 30, 1997 and 1996 and for the
Period from January 1, 1994 through September 30, 1997
-------------------------------------------------------------------------------

                                                                                                   PERIOD FROM
                                                                  NINE MONTHS ENDED SEPT 30,     JANUARY 1, 1994
                                                               ------------------------------    THROUGH SEPT 30,
                                                                    1997             1996              1997
                                                                (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
                                                               ------------      ------------      ------------
Gross revenues                                                    1,502,425         1,241,793         3,204,650
                                                               ------------      ------------      ------------

Costs and expenses:
Cost of sales                                                       781,050           667,510         1,694,220
Salaries, wages and benefits                                      1,868,647         1,250,426         4,429,320
General and administrative                                        2,275,827         3,922,302        14,874,712
Depreciation and amortization                                       591,940           215,882         1,197,474
                                                               ------------      ------------      ------------
Total costs                                                       5,517,464         6,056,120        22,195,726
                                                               ------------      ------------      ------------

Loss from operations                                             (4,015,039)       (4,814,327)      (18,991,076)
                                                               ------------      ------------      ------------

Other income (expense):
 Minority interest                                                   16,184                --            16,184
 Loss on reduction of management agreements and licenses to
 estimated fair value                                            (7,166,956)               --        (7,166,956)
 Management fees                                                         --           100,198           472,611
 Interest expense                                                  (293,660)         (204,383)         (718,721)
 Gain on sale of assets                                                  --                --           330,643
 Gain on forgiveness of debt                                             --            47,450            47,450
 Equity on losses from minority investment                               --            (1,322)           (1,322)
 Loss on retirement of note payable                                      --                --           (32,404)
 Cost of extinguishment of debt  (See note 4)                      (598,222)               --          (598,222)
 Other, net                                                             315          (116,825)         (102,235)
                                                               ------------      ------------      ------------
                                                                 (8,042,339)         (174,880)       (7,752,972)
                                                               ------------      ------------      ------------

Net loss                                                       $(12,057,378)     $ (4,989,207)     $(26,744,048)
                                                               ============      ============      ============

Weighted average number of common                                19,664,951        10,855,756        19,664,951
shares outstanding
                                                               ============      ============      ============

Net loss per share                                                     (.61)             (.46)            (1.36)

See accompanying notes to unaudited condensed consolidated financial statements.

                                  FORM 10-QSB
================================================================================

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the Three Months Ended September 30, 1997 and 1996
-------------------------------------------------------------------------------

                                                   THREE MONTHS ENDED SEPT 30,
                                                ------------------------------
                                                      1997             1996
                                                  (UNAUDITED)       (UNAUDITED)
                                                ------------      ------------
Gross revenues                                       420,541           404,252
                                                ------------      ------------

Costs and expenses:
Cost of sales                                        235,560           214,734
Salaries, wages and benefits                         698,291           373,787
General and administrative                           868,212         2,202,453
Depreciation and amortization                        268,598            91,051
                                                ------------      ------------
                                                   2,070,661         2,882,025
                                                ------------      ------------
Loss from operations                              (1,650,120)       (2,477,773)
                                                ------------      ------------

Other income (expense):
 Minority interest                                    16,184              --
 Interest expense                                    (96,431)         (128,344)
 Gain on sale of assets                                 --                --
 Gain on forgiveness of debt                            --              47,450
 Equity on losses from minority investment              --              (1,323)
 Cost of extinguishment of debt (See note 4)        (598,222)             --
 Other, net                                             --                --
                                                ------------      ------------
                                                    (678,469)          (82,217)
                                                ------------      ------------
Net loss                                        $ (2,328,589)     $ (2,559,990)
                                                ============      ============

Weighted average number of common
shares outstanding                                19,966,574        13,289,918
                                                ============      ============

Net loss per share                              $       (.12)     $       (.19)
                                                ============      ============

See accompanying notes to unaudited condensed consolidated financial statements.

                                  FORM 10-QSB
================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 1997 and 1996 and
for the Period from January 1, 1994 through September 30, 1997
-------------------------------------------------------------------------------

                                                                                                                    PERIOD FROM
                                                                                     NINE MONTHS ENDED               JANUARY 1,
                                                                                          SEPT 30,                  1994 THROUGH
                                                                               ------------------------------         SEPT 30,
                                                                                   1997              1996               1997
                                                                                (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
                                                                               ------------      ------------      ------------
Cash flows from operating activities:
    Net loss                                                                   $(12,057,378)     $ (4,989,207)     $(26,744,048)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
        Minority interest in loss                                                   (16,184)                            (16,184)
        Depreciation and amortization                                               541,536           215,882         1,147,070
        Loss on reduction of management agreements and licenses to                7,166,956              --           7,166,956
        estimated fair value
        Cost of extinguishment of debt                                              598,222                             598,221
        Amortization of debt discount and debt issuance                             157,313           101,525           255,416
        Non cash interest                                                             8,598              --               8,598
        Gain on sale of assets                                                         --             433,344          (330,643)
        Equity in losses from minority investments                                     --                --               1,322
        Expense associated with:
          Stock issued for services                                                    --             220,833         2,583,161
          Options issued for services                                                  --                --           3,708,038
        Change in operating assets and liabilities:
          Increase (Decrease) in stock subscriptions receivable, net                   --             195,000          (637,193)
            of stock subscribed
          Increase in accounts receivable                                           (23,225)          (53,395)         (121,261)
          Increase in inventory                                                      88,717          (241,621)          (30,778)
          Decrease in due from General Communications, Inc.                            --              76,252              --
          Increase in amounts held to shares issued                                    --             250,000              --
          Decrease in prepaids                                                       27,189            27,187            63,439
          Increase in other receivable                                                 --             (13,098)             --
          Decrease (increase) in other noncurrent assets                              6,000              --             (30,859)
          Increase in deposits                                                      (16,331)         (446,111)          (22,455)
          Increase in other current assets                                            5,976           (30,896)          (26,064)
          Increase (decrease) in accounts payable                                 1,142,069           (60,252)        1,473,000
          Decrease in options payable                                                  --            (297,300)             --
          Increase in commission payable                                               --             175,600           524,800
          Equity in losses from minority investment                                    --               1,323
          Increase in accrued interest                                               73,973            78,716           318,284
          Increase in other current liabilities                                     128,824              --             128,824
                                                                               ------------      ------------      ------------
Net cash (used in) provided by operating activities                              (2,167,745)       (4,356,218)       (9,982,356)
                                                                               ------------      ------------      ------------
Cash flows from investing activities:
    Purchase of assets from General Communications, Inc.                               --            (363,870)         (352,101)
    20% investment in JJ&D, LLC                                                        --            (100,000)         (100,000)
    Purchase of Airtel Communications, Inc. assets                                     --             (50,000)          (50,000)
    Purchase of CMRS and 800 SMR Network, Inc.                                         --          (3,547,000)       (3,547,000)
    Purchase of SMR station licenses                                                   --                --          (1,398,575)
    Purchase of license options                                                      (9,200)         (147,550)       (1,141,287)
    Increase in deposits of licenses                                               (112,050)         (143,904)         (454,858)
    Increase (decrease) in license options payable                                     --                --
    Purchase of property and equipment                                             (657,435)       (1,603,578)       (3,396,387)
    Sale of property and equipment                                                  430,649              --             430,649
    Purchase of assets held for resale                                                 --                --            (219,707)
    Sale of assets held for resale                                                     --                --             700,000
    Increase in customer deposits                                                      --                 900              --
    Increase in deposit on sale                                                        --                --                --
                                                                               ------------      ------------      ------------
Net cash used in investing activities                                              (348,036)       (5,955,002)       (9,529,266)
                                                                               ------------      ------------      ------------

(Continued)

                                  FORM 10-QSB
================================================================================

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows, Continued
For the Nine months Ended September 30, 1997 and 1996 and for the
Period From January 1, 1994 through September 30, 1997
-------------------------------------------------------------------------------

                                                                                          PERIOD FROM
                                                            NINE MONTHS ENDED              JANUARY 1,
                                                                JUNE 30,                  1994 THROUGH
                                                      ------------------------------        JUNE 30,
                                                         1997             1996               1997
                                                      (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
                                                      ------------      ------------      ------------
Cash flows from financing activities:
    Proceeds upon issuance of stock                   $       --        $  4,414,672      $       --
    Proceeds upon issuance of common stock                    --                --           4,316,543
    Proceeds upon issuance of preferred stock                 --           2,273,707         2,273,707
    Proceeds upon exercise of options - related               --                --              62,500
    Proceeds upon exercise of options - unrelated             --           2,123,583         3,075,258
    Purchase and conversion of CCI stock                      --                --              45,000
    Advances from related parties                             --                --             767,734
    Payments of notes payable                                 --            (100,000)             --
    Payment of advances from related parties                  --                --             (73,000)
    Payments on capital lease obligations                  (13,201)             --             (37,288)
    Increase in capital lease obligations                     --             (15,193)             --
    Payments of long-term debt                            (260,057)       (4,131,797)         (764,571)
    Increase in debt issuance costs                           --            (820,000)             --
    Prepaid option exercise                                   --           1,582,116              --
    Proceeds from issuance of notes payable                   --                --             375,000
    Proceeds from issuance of long-term debt             1,555,000         8,000,000         9,700,000
                                                      ------------      ------------      ------------
Net cash provided by financing activities                1,281,742        13,327,088        19,740,883
                                                      ------------      ------------      ------------

Net increase (decrease) in cash                         (1,234,039)        3,015,868           229,261

Cash at beginning of period                              1,463,300           188,029              --
                                                      ------------      ------------      ------------

Cash at end of period                                 $    229,261      $  3,203,897      $    229,261
                                                      ============      ============      ============

Supplemental disclosure of cash paid for:
    Taxes                                             $       --        $       --        $       --
    Interest                                          $     25,852      $    107,339      $    388,567
                                                      ============      ============      ============

See accompanying notes to unaudited condensed consolidated financial statements.

                                  FORM 10-QSB
================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 1997
--------------------------------------------------------------------------------

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

The Company will adopt Statement 128 in the fourth quarter of 1997. The pro forma impact of Statement 128, on the nine months and three months ended September 30, 1997, is that basic and diluted EPS would have been $(.61) and $(.12) per share, respectively.

In February 1997, the Financial Accounting Standards Board issued SFAS No.129, "Disclosure of Information about Capital Structure" (SFAS No. 129). SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. The Company intends to comply with the disclosure requirements of this statement which is effective for periods ending after December 15, 1997 and anticipates that implementation will not significantly affect the Company's financial presentation of its capital structure.

In June 1997, the Financial Accounting Standards Board issued SFAS No.130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity sections of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company is currently assessing the impact on the financial statements and for the three months and nine months ended September 30, 1997, the Company believes that SFAS No. 130 will not result in comprehensive income different from net income reported in the accompanying condensed consolidated financial statements.

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

D.    LOSS PER SHARE

Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding at September 30, 1997 and 1996. The inclusion of equivalent shares in the form of stock options and warrants were not included in a

                                  FORM 10-QSB
================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 1997
--------------------------------------------------------------------------------

computation of fully dilutive loss per share as the results would be anti-dilutive.

(2)   PARTNERSHIPS

The Company has entered into nine joint venture agreements, two subsequent to September 30, 1997, with its dealers ("Minority Partner"), to finance, install, optimize and aggressively load SMR systems in selected markets. The Company has ownership percentages ranging from 60% to 93% in such joint ventures, and has complete operating control in all cases. The Minority partner will be responsible for loading the system and will have to meet mutually agreeable minimum loading standards.

The Company contributed licenses necessary to provide service and the Minority Partner contributed a percentage of the system equipment equal to their ownership interest and financed with a note, which was discounted at a present value basis, the balance of the capital requirement necessary to bring the individual market to full commercial service. This financing will be repaid from positive cash flow from the system in that market.

Based upon the success to date of this program in attracting and motivating quality partners in selected markets, the Company is currently planning to extend the program to an additional 20-25 markets.

(3) MANAGEMENT AGREEMENTS AND INVESTMENT IN OPTION TO ACQUIRE LICENSES

In June of 1996 the Company completed the transaction to acquire all of the issued and outstanding stock of Commercial Mobile Radio Service ("CMRS") and 800 SMR Network, Inc. ("800"). CMRS and 800 collectively held irrevocable 10 year Options to Acquire and Management Agreements in excess of 5,500 channels.

The channels managed by 800 and CMRS Systems are included in a five-year Extended Implementation Plan granted by the FCC on March 31, 1995, under Section
90.629 of the FCC's rules, 47 C.F.R. ss. 90.629. Under the Extended Implementation Plan, as granted, the stations must be constructed in accordance with a five-year construction plan. On December 15, 1995, the FCC requested that all licensees included in a Section 90.629 Extended Implementation Plan file documents re-justifying the extended construction period. A rejustification of the Extended Implementation Plan including the stations managed by 800 and CMRS Systems was timely filed. On May 20, 1997, the FCC denied the re-justification plan. The FCC granted six months from the date of the denial to complete construction of the stations managed by 800 and CMRS Systems. The licensees of the stations appealed the denial of the rejustification by a Petition for Reconsideration filed with the FCC on June 18, 1997. The licensees also requested a stay of the construction deadline, pending resolution of the underlying Petition for Reconsideration. No decision has been rendered on these matters and the Company is unable to predict how they will be decided. Under the Commission's decision, the license for any station not constructed and placed in operation before November 20, 1997 will be cancelled.

As a result of this ruling the Company is following a dual plan. It plans to vigorously pursue all legal remedies available to it while constructing as many markets as it deems economically viable, prior to the November 20, 1997 FCC deadline. The construction plan encompasses several key components. First, the Company has thoroughly reviewed and prioritized its more than 200 markets, selecting 131 of these markets as its first priority ("Priority Markets"). While there can be no assurance, it is management's belief that the Company will successfully construct substantially all of these Priority Markets by November 20, 1997. Management also believes that it is reasonably likely that an additional 19 markets will be engineered and constructed by November 20, 1997, for a total of approximately 150 markets. As of November 13, 1997, the Company has successfully constructed 143 markets. For markets that did not fall into the Priority Market category and/or are not deemed economically feasible for construction by November 20th, the Company is actively pursuing several alternative strategies to realize value from these licenses. The options being explored include: sale, lease and strategic alliances whereby other providers will construct channels in exchange for significant ownership interests.

On September 22, 1997 the Company entered into an agreement terminating 5,500,000 options at $0.50/share that remained outstanding from the original grant of 8,323,857 to Libero Limited (Libero). These options were granted as consideration when Chadmoore acquired the Management and Option rights from Libero for over 5,000 channels in June of 1996. As previously disclosed by Chadmoore, portions of the original options granted to Libero have been exercised by it in the past.

    Chadmoore's agreement with Libero canceled the Stock Purchase, Stock Option, and Offshore Securities Subscription Agreements, each dated June 14, 1996. The termination agreement does not obligate Chadmoore to pay further cash or other consideration to Libero. The termination described above was previously disclosed by the Company by filing of a Current Report on Form 8-K dated November 6, 1997.

    In a separate transaction, the Company amended its option and management agreements respecting [32] corporate FCC licensees. Prior to the amendment the Company had held options to acquire the stock of the licensees and the rights to manage their assets. The amendment granted the Company the right to acquire specified assets of the licensees and provided that the Company's right to manage assets related only to such assets now subject to the amended options. The amendments described above were previously disclosed by the Company by filing of a Current Report on Form 8-K dated November 6, 1997.

                                  FORM 10-QSB
================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 1997
--------------------------------------------------------------------------------

(4) LONG-TERM DEBT

A.    DEBT ISSUANCES AND CONVERSIONS

On June 10, 1997, the holder of the $1,750,000 convertible Debenture, tendered a notice of payment for penalties in the amount of $52,500. The penalties are a result of the Company's nonperformance to prepare and have declared effective, a registration statement with the Securities and Exchange Commission to register the shares underlying the convertible Debentures within 110 days from the day of closing. In addition, on July 31, 1997, and August 1, 1997, the holder tendered to the Company notices of conversion, pursuant to Regulation S, for $100,000 and $50,000 of principal, respectively. The notices as tendered do not comply with the requirements of Regulation S, and the Company therefore has not issued the requested stock. If the Company is had been compelled to issue all of the stock into which the Debenture is convertible, the effect of the Company's stock price and liquidity could be severe. In particular, the conversion price (which is set off against amounts outstanding under the Debenture) is not fixed, but is instead set at a substantial discount to the current market price.

In September of 1997, the holder of the convertible Debenture entered into a agreement with the Company to restructure the convertible Debenture financing described above (the "Debenture Restructuring Agreement"). The Debenture Restructuring Agreement was the previously disclosed by the Company pursuant to a Current Report on Form 8-K dated October 6, 1997. Under the Debenture Restructuring Agreement the holder agreed to restrict the holder's daily sales of Company stock to not more than 10% of its total trading volume on the NASDAQ bulletin board (but, notwithstanding the foregoing restriction, the holder may sell up to 100,000 shares per month). In addition, the Debenture Restructuring Agreement also requires the holder to exchange the convertible debenture (including rights to all accrued interest and penalties ) for a new debenture (the "New Debenture") with a maturity date of August 31, 1998, in the principal amount of $1,627,500, payable in ten monthly payments of $162,750, beginning in November 1997. These payments can be made in cash or stock at the then current market price (at the Company's option). Interest, in the liquidated amount of $425,000, can also be paid, by the Company, in cash or stock at the then current market price and is payable in September 1998. The New Debenture is required to be secured by specified Company assets with value at least 150% of principal outstanding. Pursuant to the Restructuring Agreement, the holder also received 1,050,000 shares of common stock, which represented: payment of principal, interest through September 1997, and penalties. The common stock was issued at market price. The Debenture Restructuring Agreement contemplated that final documentation of the restructuring described above would be negotiated and executed by October 17, 1997, but such date was subsequently extended by agreement to November 20, 1997.

The company has accounted for the transaction in accordance with the provisions of FASB 125, "Accounting for Transfers and Servicing of Financial Asset and Extinguishment of Liabilities", wherein gain or loss on extinguishment is the difference between the total reacquisition cost of the debt, to the debtor, and the net carrying amount of the ("Original Convertible Debenture") on the company's books on the date of extinguishment, except that pursuant to EITF 85-2 the company has not classified as an extraordinary item the costs incurred attributable to the stand still agreement.


(5)  EQUITY TRANSACTIONS

A.    OPTIONS

On September 22, 1997 the Company entered into an agreement terminating 5,500,000 options at $0.50/share that remained outstanding from the original grant of 8,323,857 to Libero Limited (Libero). These options were granted as consideration when Chadmoore acquired the Management and Option rights from Libero for over 5,000 channels in June of 1996. As previously disclosed by Chadmoore, portions of the original options granted to Libero have been exercised by it in the past.

Chadmoore's agreement with Libero canceled the Stock Purchase, Stock Option, and Offshore Securities Subscription Agreements, each dated June 14, 1996. The termination agreement does not obligate Chadmoore to pay further cash or other consideration to Libero. The termination described above was previously disclosed by the Company by filing of a Current Report on Form 8-K dated November 6, 1997.

In a separate transaction, the Company amended its option and management agreements respecting [32] corporate FCC licensees. Prior to the amendment the Company had held options to acquire the stock of the licensees and the rights to manage their assets. The amendment granted the Company the right to acquire specified assets of the licensees and provided that the Company's right to manage assets related only to such assets now subject to the amended options. The amendments described above were previously disclosed by the Company by filing of a Current Report on Form 8-K dated November 6, 1997.

During the nine months ended September 30, 1997, 1,409,000 stock options were granted by the Company. The outstanding options issued to shareholders, employees, consultants, investors and third parties through acquisitions are exercisable for three to ten years from date of issuance. The following is a summary of options outstanding and their terms as of September 30, 1997 and 1996:

                                  FORM 10-QSB
================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 1997
--------------------------------------------------------------------------------

                                               NUMBER           NUMBER
STOCK OPTIONS                                OF SHARES        OF SHARES
                                                1997             1996
                                             ----------       ----------
Outstanding at January 1:                     9,642,968        3,072,136
Granted at $.37-$6.00 per share               1,409,000        9,942,364
Less exercised at $0.37-$2.50 per share        (323,857)      (1,908,334)
Lapsed or canceled                           (5,955,000)        (205,000)
                                             ----------       ----------

Outstanding at September 30:                  4,773,111       10,901,166
                                             ==========       ==========


The 1,409,000 were employee options and were repriced to market on August 22, 1997.

                                  FORM 10-QSB
================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 1997
--------------------------------------------------------------------------------

The Company applied APB Opinion No. 25 in accounting for its Plan and, accordingly, compensation expense of $-0- and $928,750 was recognized for the nine months ended September 30, 1997 and 1996, respectively. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been the pro forma amount indicated below:

                             NINE MONTHS ENDED SEPT 30       THREE MONTHS ENDED SEPT 30
---------------------------------------------------------------------------------------
                             1997                 1996       1997                  1996
---------------------------------------------------------------------------------------
Net income    As reported    (12,057,378)       (4,989,207)  (2,328,589)    (2,559,990)
              Pro forma      (12,157,378)       (4,989,207)  (2,428,589)    (2,559,990)

EPS           As reported           (.61)             (.46)        (.12)          (.19)
              Pro forma             (.62)             (.46)        (.12)          (.19)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes' option-pricing model with the following weighted average assumptions: expected volatility of 25%, risk free interest rate of 6.5% and expected life of one year for the options.


Pro forma net income reflects only options granted in the nine months ended September 30, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of two years and compensation cost for options granted prior to January 1, 1996 is not considered.


In the nine months ended September 30, 1997 the Company issued 75,000 warrants at a strike price of $.50 in conjunction with convertible debentures.

                                  FORM 10-QSB
================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 1997
--------------------------------------------------------------------------------


(6) COMMITMENTS AND CONTINGENCIES

A.    LICENSE OPTION AND MANAGEMENT AGREEMENT CONTINGENCIES

Once a Specialized Mobilized Radio ("SMR") channel is operating, the Company may exercise its option to acquire the license at any time prior to the expiration of the option. Although, the Company presently intends to exercise substantially all options, which meet the criteria for economic feasibility and/or the Company's ability to construct prior to the November 20, 1997, Federal Communications Commission ("FCC") mandated deadline. The exercise is subject to a number of contingencies. These contingencies include timely construction of the station, continued operation of the station once constructed, having the ability to purchase the license and the FCC approval of the assignment of the station.

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

                                  FORM 10-QSB
================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 1997
--------------------------------------------------------------------------------

B.       LEGAL PROCEEDINGS


AIRNET, INC. V. CHADMOORE WIRELESS GROUP, INC. CASE NO. 768473,
ORANGE COUNTY SUPERIOR COURT

On April 3, 1997, Airnet, Inc. ("Airnet") served a summons and complaint on Chadmoore Wireless Group, Inc. ("Chadmoore"), alleging claims related to a proposed merger between Airnet and Chadmoore that never materialized. In particular, Airnet has alleged that a certain "letter of intent" obligated the parties to complete the proposed merger. Chadmoore denies this allegation. In its complaint, Airnet has alleged the following purported causes of action against Chadmoore: breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with prospective economic advantage, intentional interference with contractual relationship, including breach of contract, false promise and conversion. Airnet has also purported to seek the following relief from Chadmoore: $28,000,000 in compensatory damages plus interest, punitive damages, costs of suit and attorney's fees. Chadmoore challenged the sufficiency of the complaint as to most of the purported causes of action on the grounds that these purported causes of action fail to state facts sufficient to constitute a cause of action. Chadmoore also challenged the sufficiency of the punitive damages allegations on the grounds that the compliant fails to state facts sufficient to support these allegations. Rather than oppose these challenges to its complaint, Airnet elected to file a first amended complaint. Believing that Airnet's amendments were immaterial Chadmoore renewed its challenges to Airnet's pleading. On September 9, 1997, the court sustained the Company's demurrers to Airnet's claims for damages based on Chadmoore's alleged failure to complete the merger and to Airnet's claims for conversion. At Airnet's request, the court allowed Airnet to amend its pleading a second time to attempt to state these claims, and Airnet's new complaint asserts claims for breach of contract, anticipatory breach of contract, intentional interference with prospective economic advantage, interference with contractual relationship, inducing breach of contract and false promise. Chadmoore again filed papers challenging certain of the claims in Airnet's pleading. These challenges to Airnet's pleadings are expected to be heard on December 9, 1997. Although the Company intends to defend the action vigorously, it is still in its early stages and no substantial discovery has been conducted in this matter. Accordingly, at this time, the Company is unable to predict the outcome of this matter.

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


(7)   SUBSEQUENT EVENTS

A.    ALASKA CHANNEL SALE

On April 4, 1997, the Company completed an agreement assigning management and options to acquire 57 channels located in Anchorage, Alaska for total consideration of $684,000. The transaction was contingent upon receiving approval of the transfer from the Federal Communications Commission ("FCC"), which was applied for in June, 1997, and subsequently received. The terms of the sale agreement provided for payment to the Company of the consideration fifty days after grant of the applications for assignment of the twelve stations. The applications appeared on public notice on August 5, 1997. They were granted on October 3, 1997. The sale will be recognized when realized. proceeds from the sale were received on November 12, 1997.

                                  FORM 10-QSB
================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements FIX THIS September 30, 1997
--------------------------------------------------------------------------------

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


PLAN OF OPERATION

The Company has entered into binding five and ten year Options to Acquire and Management Agreements for over 7,000 (approximately 5,500 represent management agreements and options to acquire licenses (SEE: ITEM 1, FOOTNOTE 3), and approximately 1,500 represent licenses currently under the Goodman Chan ruling (SEE: ITEM 1, FOOTNOTE 6) channels licensed by the Federal Communications Commission ("FCC"). The Company offers wireless communication services including two-way dispatch, and telephone interconnect. Chadmoore's strategy is to bring new analog SMR capacity, with initial focus on dispatch (also known as one-to-many or push-to-talk) wireless communication applications, primarily to secondary and tertiary cities where demand for basic, flat-rate service (rather than costlier, high tech features) tends to be strong. Key reasons for this strategy include: (1) established market base, (2) pent-up demand, (3) proven technology, (4) excellent system economics, (5) established dealer networks, and
(6) inherent operating leverage (excellent base for generating incremental revenue streams at relatively little additional costs).

In addition, where its market research indicates strong customer demand, the Company plans to offer other "value added" services. These services may include vehicle tracking, data, voice mail, etc. Further, if market demands dictate the future conversion to a spectrum-efficient, feature-rich digital infrastructure, such a conversion would allow the Company to dramatically expand existing system capacity and provide advanced features, call clarity, and call security to its subscribers.

The Company has elected to focus on existing, local, SMR dealers in each market as its primary method of distribution and system maintenance. There are several reasons for employing this strategy: (1) local market expertise and focus; these dealers are experienced in providing SMR service to customers in their cities
(2) technical know-how; these entities have maintained the same or similar systems (3) significantly reduced capital cost; these dealers already own facilities and employ personnel, and (4) significantly reduced "time to market" since the Company does not have to construct facilities, hire a staff in each market, and establish relationships with local business communities.

In markets in which the Company operates, but where a suitable dealer or independent agent is not available, the Company will establish its own marketing presence. In addition, the Company's management team recognizes that additional staff will be required to properly support marketing, sales, engineering, and accounting to achieve its 1998 marketing objectives.

                                  FORM 10-QSB
================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 1997
--------------------------------------------------------------------------------

During the past nine months the Company has made significant progress towards establishing its dealer distribution network, with full commercial service available in 19 markets (Augusta, GA, Austin, TX, Baton Rouge, LA, Bay City/Saginaw, MI, Bowling Green, KY, Charlotte, NC, Fayetteville, AR, Fort Wayne, IN, Grand Rapids, MI, Jacksonville, FL, Lake Charles, LA, Little Rock, AR, Mankato, MN, Memphis, TN, Naples, FL, Pine Bluff, AR, Portland, ME, Richmond, VA, and Rockford, IL). In each fully commercial market the Company has one or more experienced SMR dealerships (usually Motorola full-line sales and service facilities) who were carefully selected to assure that the highest level of customer care and service quality will be provided to our customers. In addition, SMR dealers have been identified in numerous other markets and will be ready to join the Company's growing dealership network as full commercial service is initiated in those markets.

In selected markets, in order to maximize aggressive commercialization and loading with highly motivated and focused dealers, the Company has devised a "partnership" agreement with selected SMR dealers, whereby the partners will finance, install, optimize, and actively load certain markets in exchange for an ownership of 20% to 30% of the individual market. To date, 9 markets are under this program, with approximately 20-25 additional planned.

In March 1996, the Company acquired its first Operating System in Memphis, Tennessee. In the third and fourth quarters of 1996, the Company began operations in 3 additional markets. So far during 1997, the Company has commenced full commercial operations in 15 additional markets, bringing the total fully commercial markets to 19, covering a population of approximately 8 million people. The Company plans to commence full commercial operations in an additional 3 to 5 markets during the final 6 weeks of 1997.

In addition to those markets in which the Company is fully commercial, there are 135 additional markets in which the Company has activated initial services but has not yet entered into distribution agreements and/or optimized system configuration to the level necessary to provide commercial quality service to large numbers of customers.

The aggregate population served in the 154 total markets currently constructed exceeds 39 million.

Over the next 12 months, the Company's marketing objective is to fully commercialize and actively market the Company's services in as many additional cities as economically feasible, and position the Company as the pre-eminent provider of fixed-cost, two-way, analog voice communications for small and medium size businesses in secondary and tertiary markets.

Motorola is a principal supplier to the Company, and the Company believes that Motorola's brand name recognition, combined with the Company's targeted marketing approach, will assist in developing customer interest in the wireless services offered.

The Company uses leased facilities on existing towers wherever possible to avoid the capital cost of tower and shelter construction. The Company believes that this approach expedites and simplifies the construction process and avoids delays associated with local zoning, permit and logistical issues. To date the Company has been successful in locating and leasing facilities in all of its activated markets.

                                  FORM 10-QSB
================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 1997
--------------------------------------------------------------------------------

ITEM 2.  PLAN OF OPERATION, CONTINUED

The Company's recurring revenues consist mainly of subscriber network usage revenues, consisting primarily of monthly access fees per unit and incremental charges based on minutes of use. From time to time, changes in the Company's plans may dictate that rights or channels, originally acquired to be included in an operating system, will be sold, traded or used in partnership with existing service providers in a particular market to provide either additional cash flow for growth or to begin or strengthen specific strategic alliances.

On May 20, 1997, the FCC issued a ruling regarding the re-justification plan for the approximately 5,500 channels (SEE: ITEM 1: NOTE 3), which required the company to construct systems utilizing the FCC licenses by November 20, 1997 or the licenses would revert back to the FCC.

As a result of this ruling the Company has pursued all legal remedies available to it while also accelerating its build out plan to construct as many markets as possible, which it deems economically viable, prior to the November 20, 1997 FCC deadline. The construction plan encompasses several key components. The company has thoroughly reviewed and prioritized its more than 200 markets, selecting 131 of these markets as its first priority ("Priority Markets").

The Company, (in pursuing its strategy of providing affordable, quality two-way voice communications in secondary and tertiary markets) determined its Priority Markets based on a number of key factors including: available channel density; population base; analog competition and remaining capacity on the competition's systems; availability of experienced SMR dealerships; perceived plans of certain digital providers to remove analog channels from service (creating demand from users who wish to remain with a low-cost, analog provider); and the competition's price structure.

Based on the six month time period allowed by the FCC, the Company determined that the most cost-effective method to maximize its build-out by November 20th was to pursue a dual construction path, with the engineering and construction of systems being accomplished both internally and by turnkey providers supervised by the Company. Therefore, the Company entered into agreements with two large wireless industry, turnkey construction companies to engineer and construct at least 88 markets by November 20, 1997. In addition, the Company has engineered and constructed approximately 72 markets internally. While there can be no assurances, as of this date the Company has not only activated service in all of its Priority Markets, but believes that it will construct a total of approximately 160 markets by November 20, 1997.

The activation of these additional markets (all of which are believed to represent excellent opportunities for the Company), was made possible only through the extraordinary and tireless efforts of many individuals, both inside and external to the Company, to whom the Company is very grateful.

For markets that did not fall into the Priority Market category and/or are not deemed economically feasible for construction by November 20th, the Company is actively pursuing several alternative strategies to realize value from these licenses. The options being explored include: sale, lease and strategic alliances whereby other providers will construct channels in exchange for significant ownership interests.

ITEM 2.  PLAN OF OPERATION, CONCLUDED

                                  FORM 10-QSB
================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 1997
--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

The Company believes that in the next 12 months it will require approximately $8.0 million to $17.0 million in additional funding for capital expenditures associated with full commercialization and marketing of its services as well as meeting operating expenses, depending on the rate of commercial market growth.

The Company's sources of capital have primarily been proceeds from (I) sales of common stock, convertible preferred stock, debt and convertible debt, (ii) vendor financing , and (iii) payments from exercise of options to acquire Company stock. No Company convertible preferred stock remains outstanding, but the Company has entered into a binding agreement to issue additional convertible preferred stock, as described below.

On October 25, 1996, the Company's subsidiary Chadmoore Communications, Inc. ("CCI") signed a purchase agreement with Motorola to purchase approximately $10,000,000 of Motorola's radio communications equipment, including Smartnet II trunked radio systems. The purchase agreement requires that the equipment be purchased within 30 months of its effective date. In connection with that purchase agreement, CCI entered into a financing and security agreement with Motorola, Inc. ("Motorola") for the equipment stated above. This financing and security agreement allows CCI to borrow up to a total of $5,000,000 (the "Loan Facility"). The Loan Facility is available for draw downs during the effective term of the purchase agreement. The Loan Facility allows no more than one draw down per month. Each of the draw downs will be evidenced by a promissory note (the "Promissory Note"). Principal and interest on the Promissory Note are payable in arrears monthly from the date of each funding for a period of 36 months from the funding date. The Loan Facility agreement closed on October 25, 1996 and is subject to certain pledges, representations, warrantees and covenants. As a part of the financing provided pursuant to the purchase agreement between CCI and Motorola, the Company executed a guaranty and security agreement with Motorola, pursuant to which the Company unconditionally and irrevocably guarantees the obligations of CCI under the purchase agreement. The guaranty and security agreement contains various financial and other covenants of the Company. As of September 30, 1997, the Company is now indebted for $435,005 under the loan facility. As of September 30, 1997, the Company has purchased approximately $996,000 under the loan facility.

Depending on the Company's ability to obtain additional funding, the Company may fund approximately $4.5 million of the $10.0 million required for the construction of SMR systems over the next twelve months through the Loan Facility with Motorola

In February 1997, the Company executed a Securities Placement Agreement to place a minimum of $1,000,000 and maximum of $4,000,000 of the Company's three year, 8%, convertible Debentures. Principal and interest are convertible into shares of the Company's common stock. The Securities Purchase Agreement calls for the issuance of 75,000 warrants to purchase shares of the Company's common stock at an exercise price of $2.50 per share for each $1 million of 8% convertible debentures placed. The warrants are exercisable for three years from date of grant. On February 19, 1997, the Company placed $1,000,000 of the 8% convertible Debentures and received $860,000, net of $140,000 of placement fees. The Company granted 75,000 warrants in connection with the placement. On February 24, 1997, the Company placed an additional $750,000 of the 8% Convertible Debentures and received $670,000, net of $80,000 in placement fees. The Company granted 56,250 warrants in connection with the placement. The Company has entered into an agreement to restructure the convertible Debentures described above. (See Item 1, Footnote 4)

In November 1997 the Company entered into a binding agreement with [Settondown Capital International, Ltd] to issue between $1,000,000 and $1,500,000 in new convertible preferred stock (the "Convertible Preferred"). The Convertible Preferred will be convertible into common stock of the Company pursuant to the exemption from registration requirements under the Securities Act allowed by Regulation S promulgated thereunder. The face amount of the Convertible Preferred will be 120% of its purchase price. The Convertible Preferred will bear a coupon at a rate of 8% per annum, payable either in cash or additional common stock (at the Company's option). The holder of the Preferred Stock will agree to limit daily resales of the common stock obtained by the holder thereunder to 10% of the total volume of the Company common stock on the NASDAQ bulleting board for such day. The conversion price for the common stock will be a percentage (the "Applicable Conversion Rate") of the average trading price for the common stock for the five trading days prior to conversion (except where the difference between such average and the market price on the conversion date is more than 20% of such current price, then the conversion price will be the Applicable Conversion Rate times the average price for the preceding 20 trading days). The Applicable Conversion Rate will vary over time from 85% to 75%. The Convertible Preferred may be redeemed by the Company at any time for an amount equal to the unconverted face amount plus accrued dividends. The holder

FORM 10-QSB
================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 1997
--------------------------------------------------------------------------------

of the Convertible Preferred will also be issued 200,000 warrants per $1,000,000 in face amount of Convertible Preferred issued. The holders will receive registration rights respecting the common stock underlying the Convertible Preferred and the warrants. The Company will pay fees not exceeding 11% of the total proceeds from issuance of the Convertible Preferred to the investment bank arranging the transaction.

On October 30, 1997, Chadmoore Communications, Inc. ("CCI") and CMRS Systems, Inc. ("CMRS") entered into a First Amendment to Financing and Security Agreement with MarCap Corporation ("MarCap"), which amended that certain Financing and Security Agreement dated October 29, 1996 between CCI and Motorola, Inc., with the interest of Motorola, Inc. therein having been assigned to MarCap, and pursuant to which MarCap extended to CCI and CMRS an additional loan facility in a maximum amount of $2,000,000 (plus certain fees payable to MarCap and plus certain legal expenses), with the additional loan facility being secured by (a) a pledge by CMRS of all of the stock of PTT Artina, Inc., a Nevada corporation,
(b) a pledge by CCI of all of the stock of PTT Maple, Inc., a Nevada corporation, (c) an Assignment by CCI of all of its limited liability company membership interest in PTT Communications of Fort Wayne LLC, a Delaware limited liability company and PTT Communications of Richmond LLC, a Delaware limited liability company, (d) an assignment by 800 SMR Network, Inc. of all its limited liability company membership interest in PTT Communications of Baton Rouge LLC, a Delaware limited liability company, and (e) by a cross pledge of all of the collateral previously granted in favor of Motorola, Inc. in connection with the original Financing and Security Agreement. The additional loan facility is further guaranteed by Chadmoore Wireless Group, Inc., and by Chadmoore Communications of Tennessee, Inc. to the extent of its interest in the collateral previously pledged in favor of Motorola, Inc. On October 31, 1997, the initial draw under the additional loan facility was made in the amount of $481,440, which was evidenced by a Promissory Note executed by CCI and CMRS to the order of MarCap. Additional advances under the additional loan facility may be made from time to time as licenses are transferred into the names of PTT Artina, Inc. and PTT Maple, Inc. (or CCI and/or CMRS). Advances under the additional loan facility can be made until March 31, 1998, and with respect to any licenses which are not transferred prior to that date, CCI and CMRS can use the licenses as collateral for loans from other parties, provided that MarCap will have a right of first refusal to loan additional amounts under the additional loan facility for ten business days after the date MarCap receives notice that the licenses have been transferred. The advances under the additional loan facility are subject to a loan fee equal to 2% of the amount of the advance, and bear interest at the rate of 12% per annum, amortized over a 36 month basis, provided that any draws after December 30, 1997 will bear interest at 12% per annum plus any increase int the interest on three year treasury bills after that date. Advances under the additional loan facility are subject to prepayment fees in the amount of 5% of the principal amount if prepaid during the first 12 months, 4% if prepaid during the second 12 months, and 3% if prepaid during the last 12 months of the term of the advance.

                                  FORM 10-QSB
================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 1997
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES, CONCLUDED


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

                                  FORM 10-QSB
================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 1997
--------------------------------------------------------------------------------

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

AIRNET, INC. V. CHADMOORE WIRELESS GROUP, INC. CASE NO. 768473,
ORANGE COUNTY SUPERIOR COURT

On April 3, 1997, Airnet, Inc. ("Airnet") served a summons and complaint on Chadmoore Wireless Group, Inc. ("Chadmoore"), alleging claims related to a proposed merger between Airnet and Chadmoore that never materialized. In particular, Airnet has alleged that a certain "letter of intent" obligated the parties to complete the proposed merger. Chadmoore denies this allegation. In its complaint, Airnet has alleged the following purported causes of action against Chadmoore: breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with prospective economic advantage, intentional interference with contractual relationship, including breach of contract, false promise and conversion. Airnet has also purported to seek the following relief from Chadmoore: $28,000,000 in compensatory damages plus interest, punitive damages, costs of suit and attorney's fees. Chadmoore challenged the sufficiency of the complaint as to most of the purported causes of action on the grounds that these purported causes of action fail to state facts sufficient to constitute a cause of action. Chadmoore also challenged the sufficiency of the punitive damages allegations on the grounds that the compliant fails to state facts sufficient to support these allegations. Rather than oppose these challenges to its complaint, Airnet elected to file a first amended complaint. Believing that Airnet's amendments were immaterial Chadmoore renewed its challenges to Airnet's pleading. On September 9, 1997, the court sustained the Company's demurrers to Airnet's claims for damages based on Chadmoore's alleged failure to complete the merger and to Airnet's claims for conversion. At Airnet's request, the court allowed Airnet to amend its pleading a second time to attempt to state these claims, and Airnet's new complaint asserts claims for breach of contract, anticipatory breach of contract, intentional interference with prospective economic advantage, interference with contractual relationship, inducing breach of contract and false promise. Chadmoore again filed papers challenging certain of the claims in Airnet's pleading. These challenges to Airnet's pleadings are expected to be heard on December 9, 1997. Although the Company intends to defend the action vigorously, it is still in its early stages and no substantial discovery has been conducted in this matter. Accordingly, at this time, the Company is unable to predict the outcome of this matter.

CHADMOORE COMMUNICATIONS, INC. V. JOHN PEACOCK CASE NO. CV-S-97-00587-HDM (RLH), UNITED STATES DISTRICT COURT FOR THE DISTRICT OF NEVADA

In September 1994, Chadmoore Communications, Inc. ("CCI") entered into a two year consulting agreement (the "Consulting Agreement" with John Peacock ("Peacock") to act as a consultant and technical advisor to CCI concerning certain specialized mobile radio ("SMR") stations. In May, 1997 CCI filed a complaint against Peacock for declaratory relief in the United States District Court for the District of Nevada, seeking a declaration of the respective rights and obligations of CCI under the Consulting Agreement. CCI is seeking this judicial declaration based upon Peacock's contention that he is entitled to certain bonus compensation under the Consulting Agreement. Peacock contends that this bonus compensation is due regardless of whether an SMR license is granted based upon his activities as a consultant. CCI contends that the Consultant Agreement is clear that such bonus compensation is only awarded upon the "grant" of an SMR license. Peacock contends that he is entitled to bonus compensation of $200,000. In lieu of answering the complaint, Peacock filed a motion seeking dismissal of the action based on the assertion that he is not subject to jurisdiction in Nevada courts. After briefing, that motion was denied by the Court, and the parties are now proceeding with discovery. Because this action is in its early stages, we are unable to predict its outcome.

                                  FORM 10-QSB
================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 1997
--------------------------------------------------------------------------------

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS, CONCLUDED

GOODMAN/CHAN WAIVER PETITION  JUNE 1997- WTB

The Goodman/Chan waiver petition involves approximately 4000 individuals who obtained 800 MHZ Specialized Mobile Radio (SMR) licenses through application mills that were subsequently shut down by the Federal Trade Commission in a fraud action in federal court. A court-appointed Receiver sought an extension of the eight-month construction period on behalf of all of the affected licensees. The extension was sought because the licensees wish to sell their licenses to established SMR operators to recoup their "investment" losses, and Commission rules provide that only constructed and operational systems may be transferred. Many of the licensees appear to be unsophisticated investors who were unaware of or misinformed regarding their responsibilities as licensees.

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

In the interim, some Goodman/Chan licensees have constructed facilities and requested permission to operate under Special Temporary Authority (STA). STAs are required for these facilities because licensees find their original licensed sites to be unsuitable for construction and have therefore constructed at alternate sites for which they are not yet licensed. However, under the Communications Act, CMRS providers may not routinely obtain STAs, but must demonstrate the existence of extraordinary circumstances. This policy has affected Goodman/Chan licensees because Congressional amendments enacted in 1993 to the Communications Act have caused these licensees to be recently reclassified as CMRS providers.

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

                                  FORM 10-QSB
================================================================================
ITEM 2.  CHANGES IN SECURITIES

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

         (a)(2)   The following exhibits are submitted herewith:

           2.1 Agreement and Plan of Reorganization dated February 2, 1995, by and between the Company (f/k/a CapVest Internationale, Ltd.) and Chadmoore Communications, Inc. (1)
           2.2 Addendum to the Agreement and Plan of Reorganization, dated February 21, 1995, by and between the Company (f/k/a CapVest Internationale, Ltd.) and Chadmoore Communications, Inc. (1)
           2.3 Addendum No.2 to the Agreement and Plan of Reorganization, dated March 31, 1995, by and between the Company (f/k/a CapVest Internationale, Ltd.) and Chadmoore Communications, Inc. (1)

           3.1    Articles of Incorporation (1)
           3.2 Articles of Amendment to the Articles of Incorporation filed November 1, 1988 (3)
           3.3 Articles of Amendment to the Articles of Incorporation filed April 28, 1995 (4)
           3.4 Articles of Amendment to the Articles of Incorporation filed April 1, 1996 (5)
           3.5 Articles of Amendment to the Articles of Incorporation filed April 11, 1996. (6)
           3.6    Bylaws (2)

           4.1 Form of Warrant Certificate, together with the Terms of Warrants (7)
           4.2    Registration Rights Agreement (8)
           4.3 Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock of the Company (9)

          10.1 Amended Nonqualified Stock Option Plan dated October 12, 1995 (employee stock option plan covering 1,500,000 shares) (10)
          10.2 Employee Benefit and Consulting Services Plan dated July 7, 1995 (11)
          10.3 First Amendment to the Employee Benefit and Consulting Services Plan dated December 8, 1995 (12)

--------------------------------------------------------------------------------
(1) Incorporated by reference to Exhibit 1 in the Form 8-K, under Item 2, date of earliest event reported-February 21, 1995
(2) Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form S-18 (33-14841-D)
(3) Incorporated by reference to Exhibit 3.2 to the Company's Form 10-KSB for the year ended December 31, 1995
(4) Incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB for the year ended December 31, 1995
(5) Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB for the year ended December 31, 1995
(6) Incorporated by reference to Exhibit 3.5 to the Company's Form 10-KSB for the year ended December 31, 1995
(7) Incorporated by reference to Exhibit 4.1 to the Company's Form 10-KSB for the year ended December 31, 1995
(8) Incorporated by reference to Exhibit 4.2 to the Company's Form 10-KSB for the year ended December 31, 1995
(9) Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB for the year ended December 31, 1995
(10) Incorporated by reference to Exhibit 10.1 to the Company's Form 10-KSB for the year ended December 31, 1995
(11) Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 effective July 12, 1996
       (file no. 33-94508)
(12) Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 effective December 1, 1996
       (file no.33-80405)

                                  FORM 10-QSB
================================================================================
ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8K - CONTINUED

         (a)(2)   The following exhibits are submitted herewith: - Concluded

          10.4 Employment Agreement between the Company and Robert W. Moore effective as of April 21, 1995 (13)
          10.5 Employment Agreement between the Company and David J. Chadwick effective as of April 21, 1995 (14)
          10.6 Employment Agreement between the Company and William C. Bossung effective as of April 21, 1995 (15)
          10.7 Integrated Dispatch Enhanced Network ("iDEN") Purchase Agreement dated February 28, 1996 by and between the Company and Motorola, Inc. (16)
          10.8 Amendment Number 001 to the Integrated Dispatch Enhanced Network (iDEN) Purchase Agreement dated March 25, 1996 (17)
          10.9 Asset Purchase Agreement dated November 2, 1994 by and between Chadmoore Communications, Inc., and General Communications \ Radio Sales and Service, Inc., General Electronics, Inc. and Richard Day with Exhibits (18)
         10.10 Modification to Asset Purchase Agreement dated March 8, 1996 by and between Chadmoore Communications, Inc., the Company and Chadmoore Communications of Tennessee, Inc. and General Communications Radio Sales and Service, Inc., General Electronics, Inc. and Richard Day with Exhibits (19)
         10.11 Stock Purchase Agreement dated June 14, 1996, by and between Chadmoore Wireless Group, Inc. and Libero Limited (20)
         10.12 Purchase Agreement between Motorola, Inc. and Chadmoore Wireless Group, Inc. and Chadmoore Communications, Inc., dated October 25, 1996 (21)
         10.13 Promissory Note executed by Chadmoore Communications, Inc. payable to Motorola, Inc., dated December 30, 1996 (22)
         10.14 Guarantee and Security Agreement executed by Chadmoore Wireless Group, Inc. in favor of Motorola, Inc., dated December 30, 1996 (23)

          11.1 Calculation of Weighted Average Shares Outstanding (see Consolidated Statement of Operations and Notes to Consolidated Financial Statement, 1-L)

          16.1 Letter of Mitchell Finley & Company, P.C. dated July 10, 1995, stating its concurrence with the disclosure contained in the Company's Current Report on Form 8-K (24)

          21.1    Subsidiaries of the Company (25)
          23.1    Consent of KPMG Peat Marwick LLP (26)
--------------------------------------------------------------------------------
(13) Incorporated by reference to Exhibit 10.4 to the Company's Form 10-KSB for the year ended December 31, 1995
(14) Incorporated by reference to Exhibit 10.5 to the Company's Form 10-KSB for the year ended December 31, 1995
(15) Incorporated by reference to Exhibit 10.6 to the Company's Form 10-KSB for the year ended December 31, 1995
(16) Incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB for the year ended December 31, 1995
(17) Incorporated by reference to Exhibit 10.8 to the Company's Form 10-KSB for the year ended December 31, 1995
(18) Incorporated by reference to Exhibit 2.2 to the Company's Form 8K, under
     Item 2, date of earliest event reported -March 8, 1996
(19) Incorporated by reference to Exhibit 2.1 to the Company's Form 8K, under
     Item 2, date of earliest event reported -March 8, 1996
(20) Incorporated by reference to Exhibit 10.11 to the Company's Form 8K, under
     Item 2, date of earliest event reported - June 14, 1996
(21) Incorporated by reference to Exhibit 10.12 to the Company's Form 10-KSB, for the year ended December 31, 1996.
(22) Incorporated by reference to Exhibit 10.13 to the Company's Form 10-KSB, for the year ended December 31, 1996.
(23) Incorporated by reference to Exhibit 10.14 to the Company's Form 10-KSB, for the year ended December 31, 1996.
(24) Incorporated by reference to Exhibit 16 to the Company's Form 8K, under
     Item 4, date of earliest event reported - July 7, 1995
(25) Incorporated by reference to Exhibit 21.1 to the Company's Form 10-KSB, for the year ended December 31, 1996.
(26) Incorporated by reference to Exhibit 23.1 to the Company's Form 10-KSB, for the year ended December 31, 1996.

                                  FORM 10-QSB
================================================================================

ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8K - CONCLUDED

     (b) Current Reports on Form 8-K

         I.   Current Report on Form 8-K filed on         1997, reporting the
              resignation of Gary L. Killoran, Chief Financial Officer and Director of the Company.

                                  FORM 10-QSB
================================================================================
         SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Chadmoore Wireless Group, Inc.
                                        (formerly CapVest International, Ltd.)


                                        By:/s/  Jan Zwaik
                                           ---------------------
                                        Jan Zwaik
                                        Chief Financial Officer

                                        Date: November 14, 1997

                                 EXHIBIT INDEX
                                       TO
                                  FORM 10-QSB

========================================================================================
       EXHIBIT NO.                DESCRIPTION                                       PAGE
       -----------                -----------                                       ----
           2.1    Agreement and Plan of Reorganization dated February 2, 1995, by and between the Company (f/k/a CapVest Internationale,
                  Ltd.) and Chadmoore Communications, Inc. (1)
           2.2    Addendum to the Agreement and Plan of Reorganization, dated
                  February 21, 1995, by and between the Company (f/k/a CapVest
                  Internationale, Ltd.) and Chadmoore  Communications, Inc. (1)
           2.3    Addendum No.2 to the Agreement and Plan of Reorganization,
                  dated  March 31, 1995, by and between the Company (f/k/a
                  CapVest Internationale, Ltd.) and Chadmoore Communications,
                  Inc. (1)

           3.1    Articles of Incorporation (1)
           3.2    Articles of Amendment to the Articles of Incorporation filed
                  November 1, 1988 (3)
           3.3    Articles of Amendment to the Articles of Incorporation filed
                  April 28, 1995 (4)
           3.4    Articles of Amendment to the Articles of Incorporation filed
                  April 1, 1996 (5)
           3.5    Articles of Amendment to the Articles of Incorporation filed
                  April 11, 1996. (6)
           3.6    Bylaws (2)

           4.1 Form of Warrant Certificate, together with the Terms of Warrants (7)
           4.2    Registration Rights Agreement (8)
           4.3    Certificate of Designation of Rights and Preferences of
                  Series A Convertible Preferred Stock of the Company (9)

          10.1    Amended  Nonqualified Stock Option Plan dated October 12, 1995
                  (employee stock option plan covering 1,500,000 shares) (10)
          10.2    Employee Benefit and Consulting Services Plan dated July 7,
                  1995 (11)
          10.3    First Amendment to the Employee Benefit and Consulting
                  Services Plan dated December 8, 1995 (12)

--------------------------------------------------------------------------------
(1) Incorporated by reference to Exhibit 1 in the Form 8-K, under Item 2, date of earliest event reported-February 21, 1995
(2) Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form S-18 (33-14841-D)
(3) Incorporated by reference to Exhibit 3.2 to the Company's Form 10-KSB for the year ended December 31, 1995
(4) Incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB for the year ended December 31, 1995
(5) Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB for the year ended December 31, 1995
(6) Incorporated by reference to Exhibit 3.5 to the Company's Form 10-KSB for the year ended December 31, 1995
(7) Incorporated by reference to Exhibit 4.1 to the Company's Form 10-KSB for the year ended December 31, 1995
(8) Incorporated by reference to Exhibit 4.2 to the Company's Form 10-KSB for the year ended December 31, 1995
(9) Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB for the year ended December 31, 1995
(10) Incorporated by reference to Exhibit 10.1 to the Company's Form 10-KSB for the year ended December 31, 1995
(11) Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 effective July 12, 1996
       (file no. 33-94508)
(12) Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 effective December 1, 1996
       (file no.33-80405)

                                 EXHIBIT INDEX
                                       TO
                                  FORM 10-QSB

========================================================================================
       EXHIBIT NO.                DESCRIPTION                                       PAGE
       -----------                -----------                                       ----
          10.4    Employment Agreement between the Company and Robert W. Moore effective as of April 21, 1995 (13)
          10.5    Employment Agreement between the Company and David J. Chadwick effective as of April 21, 1995 (14)
          10.6    Employment Agreement between the Company and William C.
                  Bossung effective as of April 21, 1995 (15)
          10.7    Integrated Dispatch Enhanced Network ("iDEN") Purchase
                  Agreement dated February 28, 1996 by and between the Company and Motorola, Inc. (16)
          10.8    Amendment Number 001 to the Integrated  Dispatch Enhanced
                  Network (iDEN) Purchase Agreement dated March 25, 1996 (17)
          10.9    Asset Purchase Agreement dated November 2, 1994 by and between
                  Chadmoore  Communications,  Inc., and General Communications \
                  Radio Sales and Service, Inc., General Electronics, Inc. and
                  Richard Day with Exhibits (18)
         10.10    Modification to Asset Purchase Agreement dated March 8, 1996 by and between Chadmoore Communications, Inc., the Company and
                  Chadmoore Communications of Tennessee, Inc. and General
                  Communications Radio Sales and Service, Inc., General
                  Electronics, Inc. and Richard Day with Exhibits (19)
         10.11    Stock Purchase Agreement dated June 14, 1996, by and between
                  Chadmoore Wireless Group, Inc. and Libero Limited (20)
         10.12    Purchase Agreement between Motorola, Inc. and Chadmoore
                  Wireless Group, Inc. and Chadmoore Communications, Inc., dated
                  October 25, 1996 (21)
         10.13    Promissory Note executed by Chadmoore Communications, Inc.
                  payable to Motorola, Inc., dated December 30, 1996 (22)
         10.14    Guarantee and Security  Agreement executed by Chadmoore
                  Wireless Group, Inc. in favor of Motorola, Inc., dated
                  December 30, 1996 (23)

          11.1    Calculation of Weighted Average Shares Outstanding (see
                  Consolidated Statement of Operations and Notes to Consolidated
                  Financial Statement, 1-L)

          16.1 Letter of Mitchell Finley & Company, P.C. dated July 10, 1995, stating its concurrence with the disclosure contained in the Company's Current Report on Form 8-K (24)

          21.1    Subsidiaries of the Company (25)
          23.1    Consent of KPMG Peat Marwick LLP (26)

--------------------------------------------------------------------------------
(13) Incorporated by reference to Exhibit 10.4 to the Company's Form 10-KSB for the year ended December 31, 1995
(14) Incorporated by reference to Exhibit 10.5 to the Company's Form 10-KSB for the year ended December 31, 1995
(15) Incorporated by reference to Exhibit 10.6 to the Company's Form 10-KSB for the year ended December 31, 1995
(16) Incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB for the year ended December 31, 1995
(17) Incorporated by reference to Exhibit 10.8 to the Company's Form 10-KSB for the year ended December 31, 1995
(18) Incorporated by reference to Exhibit 2.2 to the Company's Form 8K, under
     Item 2, date of earliest event reported -March 8, 1996
(19) Incorporated by reference to Exhibit 2.1 to the Company's Form 8K, under
     Item 2, date of earliest event reported -March 8, 1996
(20) Incorporated by reference to Exhibit 10.11 to the Company's Form 8K, under
     Item 2, date of earliest event reported - June 14, 1996
(21) Incorporated by reference to Exhibit 10.12 to the Company's Form 10-KSB, for the year ended December 31, 1996.
(22) Incorporated by reference to Exhibit 10.13 to the Company's Form 10-KSB, for the year ended December 31, 1996.
(23) Incorporated by reference to Exhibit 10.14 to the Company's Form 10-KSB, for the year ended December 31, 1996.
(24) Incorporated by reference to Exhibit 16 to the Company's Form 8K, under
     Item 4, date of earliest event reported - July 7, 1995
(25) Incorporated by reference to Exhibit 21.1 to the Company's Form 10-KSB, for the year ended December 31, 1996.
(26) Incorporated by reference to Exhibit 23.1 to the Company's Form 10-KSB, for the year ended December 31, 1996.