Form 10KSB
period 1997-12-31
CHADMOORE WIRELESS GROUP INC
filed 1998-04-15
CIK 815755

                                  FORM 10-KSB
================================================================================
                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
 [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       or
 [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

                        Commission File Number: 0-20999

                         CHADMOORE WIRELESS GROUP, INC.
                  Name of small business issuer in its charter

          COLORADO                                    84-1058165
---------------------------------      ------------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

                 2875 E. PATRICK SUITE G, LAS VEGAS, NV  89120
              ----------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

                    Issuer's telephone number (702) 740-5633

Securities registered under Section 12(b) of the Exchange Act:  NONE

Title of each class and name of each exchange on which registered:

NONE                                   NONE
---------------------------------      ------------------------------------


Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $.001 PAR VALUE
                         -----------------------------

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $1,906,206

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of March 31, 1998, the aggregate market value of the company's common stock held by non-affiliates was $12,588,885. State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of March 31, 1998, 24,218,917 shares of common stock were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes     No  X
                                                                ---    ---


================================================================================

                                  FORM 10-KSB
================================================================================
                                     INDEX

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions


PART IV

Item 13.  Exhibits and Reports on Form 8-K

Signatures


================================================================================

ITEM 1. DESCRIPTION OF BUSINESS


INTRODUCTION

Chadmoore Wireless Group, Inc., together with its subsidiaries (collectively "Chadmoore" or the "Company"), is the second-largest holder of frequencies in the United States in the 800 megahertz ("MHz") band for commercial specialized mobile radio ("SMR") service. The Company's Operating Territory defined below covers more than 53 million people in 168 markets, focusing on secondary and tertiary cities throughout the United States. Also known as dispatch, one-to-many, or push-to- talk, Chadmoore's commercial SMR service enables reliable, cost-effective, real-time communications for smaller and medium-sized enterprises ("SMEs") that rely on mobile workforces. For a flat fee of approximately $15.00 per radio per month, customers enjoy unlimited air-time for communicating instantaneously with their teams.

The Company commenced operations in 1994 as Chadmoore Communications, Inc. ("CCI"), a Nevada corporation, to capitalize on the market opportunity created when the Federal Communications Commission ("FCC") froze licensing of additional SMR spectrum in 1993 in anticipation of transitioning from the traditional application process to spectrum auctions. In April 1994, CCI took operational control of an existing SMR system in Memphis, Tennessee and in March, 1996 acquired a second existing SMR system in Little Rock, Arkansas. In doing so, CCI established credibility as an SMR operator, gained valuable operating and marketing experience, and further positioned itself to capitalize on the anticipated constraint in capacity resulting from the FCC's actions.

Having established credibility as an operator, CCI succeeded in negotiating the acquisition of rights to approximately 2,300 channels from approximately 1,200 individual licensees during its first 18 months of operation. (See LICENSES AND RIGHTS TO LICENSES). To facilitate financing for such acquisitions, in February 1995 CCI entered into and reorganized under an Agreement and Plan of Reorganization ("Reorganization") with CapVest International, Ltd. ("CapVest"), a Colorado company incorporated in 1987. In the Reorganization, CCI shareholders owning 85% of the outstanding shares of CCI exchanged their shares for 89% of the shares of CapVest, causing CCI to become a majority-owned subsidiary of CapVest. Also in February 1995, the Board of Directors of CapVest resigned, new members were appointed to fill the vacancies, CCI management assumed responsibility for CapVest's affairs, and on April 21, 1995, the shareholders of CapVest approved the change of its corporate name to "Chadmoore Wireless Group, Inc."

The Company believes that its public company status provided by the Reorganization, in conjunction with the critical mass established through the earlier acquisition of rights to approximately 2,300 channels, positioned the Company to compete for and consummate the acquisition of approximately 5,500 additional channels in June 1996 by acquiring all of the issued and outstanding stock of CMRS Systems, Inc. ("CMRS") and 800 SMR Network, Inc. ("800") (See LICENSES AND RIGHTS TO LICENSES.) During 1997, substantially all of the assets of 800 were transferred to CMRS. The Company continues to operate primarily through CCI and CMRS, and through subsidiaries thereof.

The Company's publicly held common stock $.001 par value per share ("The Common Stock") trades over-the-counter and is reported on the Electronic Bulletin Board of the National Association of Securities Dealers under the symbol "MOOR". The Company's principal executive offices are located at 2875 East Patrick Lane, Suite G, Las Vegas, NV, 89120, and its telephone number at that address is (702) 740-5633.

PRINCIPAL SERVICES AND MARKETS

Dispatch is a two-way wireless communication service primarily for business users who have a need to communicate between a central dispatch point and a mobile workforce. Users can choose to communicate with a group, selected sub-groups or individuals. The customer base for dispatch service is typically stable, diverse, and cost-conscious, including general and specialty contractors, HVAC service providers, security services, courier and other delivery services, distribution and transportation firms, real estate and insurance agents, farmers, and other SMEs that have significant field operations and need to provide their personnel with the ability to communicate directly in real-time on a one-to-one or one-to-many basis.

Consequently, the Company believes that SMR represents an attractive and affordable communication solution for smaller and middle market businesses, especially in the secondary and tertiary cities in which Chadmoore is focusing. Chadmoore provides its dispatch service for a flat fee averaging approximately $15.00 per unit per month for unlimited talk-time.

The Company's primary objectives are to continue developing, operating and aggressively loading SMR systems within its 168 markets ("Operating Territory"), and to do so in a manner that effectively deploys capital, maximizes recurring revenues per dollar of invested capital, and generates positive cash flow at the system level as quickly as possible. In assessing these objectives and its spectrum position, the Company adopted its strategy focusing on the traditional analog SMR business.

Several key factors are believed by the Company to support this strategy, including (i) an established market base of 18.8 million users in the U.S. were estimated to already rely on analog SMR service for dispatch applications, (ii) capacity constraints creating pent-up demand, (iii) before the FCC's licensing freeze, demand for SMR had expanded consistently at a rate of approximately 15% to 18% per year for the prior 10 years, (iv) basic businesses of the nature served by SMR have endured for decades, and are expected to continue to indefinitely into the future, particularly in the secondary and tertiary cities focused on by Chadmoore, (v) favorable economic and demographic conditions have stimulated significant business formation, with SMR positioned as a cost-effective entry-level productivity tool for SMEs, (vi) outsourcing to commercial SMR providers was becoming economical for users on private systems,
(vii) analog SMR technology is proven, dependable, and widely available, (viii) analog dispatch service provides unlimited one-to-many communications for a known, flat fee of approximately $15 per user per month, (ix) excellent system economics are attainable as analog SMR service is simple and cost-effective to deploy, (x) such system economics enable the Company to add capacity incrementally as demand dictates, resulting in a relatively low cost of infrastructure, (xi) additional services such as sub-fleet billing, interconnect (telephony), automatic vehicle location, mobile data, voice mail, short messaging (paging), and telemetry can be offered using the same infrastructure, thereby generating operating leverage, (xii) an experienced, trained, and motivated distribution network was already in place primarily in the form of Motorola Sales and Service ("MSS") shops (See DISTRIBUTION), and (xiii) nothing precludes the Company from migrating to digital or other technology as future capacity requirements dictate on a market by market basis.

Prior to adopting its analog technology platform, the Company had considered but decided against implementing a digital infrastructure ("digital SMR").
This decision was based, in part, on the Company's evaluation of the following factors: (i) competitors converting to digital infrastructures are expected by the Company to create further segmentation and awareness in the marketplace,
(ii) full-scale digital conversion strategies generally require turning off existing SMR systems in order to utilize frequencies within a digital architecture, creating a pool of established users which the Company believes to be potentially available to other providers, (iii) the capital costs per subscriber associated with such digital technology are substantially higher than those for analog systems, (iv) the Company believes that the increasingly competitive nature of the wireless communications industry increases the risks associated with the higher capital costs of such digital technology, (v) a four to five times lower pricing advantage for analog versus a digital service can be marketed to the cost-conscious end-user, (vi) other than digital encryption, the Company believes that essentially the same feature set can be offered to the customer, (vii) the Company believes that it can add infrastructure on an as-needed, just-in-time basis and for significantly less capital cost, and

(viii) nothing precludes the Company from migrating to a digital SMR platform as future capacity requirements dictate on a market by market basis although such a migration would require additional expenditures. Because virtually all of the channels acquired by the Company were initially unused, with few or no existing customers on such frequencies, Chadmoore did not need to adopt a digital infrastructure in order to create room for growth. Rather, with ample available frequencies at its disposal, the Company could continue to offer traditional SMR users the low-cost, fixed-rate communications solution to which they are accustomed.

As of December 31, 1997, the Company had constructed, and based on detailed criteria relating to engineering, demographics, competition, market conditions, and dealer characteristics, developed a prioritized roll-out plan for a total of 168 markets in the United States covering more than 53 million people. This population number, based on estimated 1996 U.S. Census Metropolitan Statistical Area figures, represents the number of people residing in the Operating Territory and is not intended to be indicative of the number of users or potential penetration rates as the Company establishes operating SMR systems. Of these 168 markets, the Company has implemented full scale systems and distribution servicing approximately 11,000 subscribers in the following 22 markets as of March 19, 1998:

              Augusta, GA                         Austin, TX
              Baton Rouge, LA                     Bay City/Saginaw, MI
              Bowling Green, KY                   Charleston, SC
              Charlotte, NC                       Fayetteville, AR
              Fort Wayne, IN                      Grand Rapids, MI
              Huntsville, AL                      Jacksonville, FL
              Lake Charles, LA                    Little Rock, AR
              Mankato, MN                         Memphis, TN
              Naples, FL                          Pine Bluff, AR
              Portland, ME                        Richmond, VA
              Roanoke, VA                         Rockford, IL

Chadmoore generates revenue primarily from monthly billing for dispatch services on a per unit (radio) basis. In selected markets, additional revenue is generated from telephone interconnect service based on air-time charges as used, and in the case of the Memphis and Little Rock markets (in which direct rather than indirect distribution is used -- see DISTRIBUTION), from the sale of radio equipment, installation, and equipment service as well.

As core capacity in a market is approached, additional channels can be integrated into the main system using the same basic controller (system computer), which reduces the average initial capital cost per channel. The Company believes that such system economics enable the Company to add capacity incrementally as demand dictates and maximize recurring revenues with minimum capital invested. At the same time, capacity increases geometrically as channels are added due to the greater statistical probability of a channel being available for any user at any given time. In the Company's belief, these two factors generate strong operating leverage as the system expands.

In general, the Company prioritizes markets based on five key parameters: (i) the quality of the potential dealer, (ii) the lack of available capacity from other SMR providers in the market, (iii) business and population demographics,
(iv) channel density, availability of tower space, topography, and similar engineering considerations, and (v) the overall business case including anticipated pricing, demand, infrastructure and operating costs, return on investment, and potential for value-added services.

DISTRIBUTION

Once commercial service has been implemented in a market, Chadmoore's executional focus turns to acquiring new users. In general, the Company utilizes an indirect distribution network of well-established local dealers, most of which are MSS shops, to penetrate its markets. The Company believes that this distribution channel enables it to capitalize on substantial existing infrastructure, reduce capital requirements, reduce fixed operating costs, outsource lower-margin equipment sales and service, enhance flexibility, and speed roll-out, while also bringing the Company immediate market knowledge and presence, significant industry experience, and an established base of customers and prospects to sell into. Chadmoore selects its dealers on the basis of loading history, infrastructure for supporting customers, motivation level, and references from vendors and customers. Motorola, Inc. (NYSE: MOT) has been very helpful to the Company in identifying and introducing Chadmoore to quality dealers in high-priority markets as well.

In markets in which the Company operates, but where a suitable dealer or independent agent is not available, the Company intends to establish its own marketing presence or offer such markets as expansion opportunities for top dealers serving the Company in other cities, in each case to the extent the Company finds practical. In addition, the Company's management team recognizes that additional staff will be required to properly support marketing, sales, engineering, accounting, and similar disciplines to achieve its 1998 marketing objectives.

Through corporate and field management, Chadmoore supports its dealers with a range of selling tools and incentives. Selling tools at present include demographic data for targeted marketing, broadcast fax promotions, market rate comparisons, propagation and coverage analyses and maps, guidelines for and assistance in making professional proposals to potential customers, collateral materials, and customer satisfaction surveys. The Company has also established "Power To Talk" (PTT) as a national service mark, a take-off on the well-known industry acronym for "Push To Talk". To incentivize dealers to load and retain customers, Chadmoore provides long-term residuals rather than one-time activation fees, and additional residuals are available to dealers based upon performance.

In addition, during 1997 for selected dealers in priority markets, the Company implemented a dealer partner program in order to finance system construction ahead of plan. In this program, dealers made substantial direct contributions that financed 100% of the initial system build-out. Depending on the market, the dealer then recoups 60% to 80% of such investment from system earnings after operating expenses, and retains a 20% to 40% interest in the system thereafter. Of key significance, the dealer is repaid only if the system is profitable. The result: a long-term partnering relationship that motivates the Company to support the dealers, and that the Company believes will motivate dealers to load systems rapidly, provide excellent service and customer retention, and market value-added services to the installed base. Company management believes that such emphasis has, in part, been responsible for a Chadmoore churn rate (the rate at which customers disconnect service) well below industry average.

To keep the motivational aspects of the dealer partner program but reduce the effective capital cost to the Company, in selected markets for which full-scale roll-out has yet to occur the Company anticipates implementing a modified dealer partner arrangement in which the dealer would contribute approximately 25% to 60% (depending on market size) towards initial market roll-out costs in return for a 10% interest in the local system. This investment is a capital contribution, and is not recouped from system earnings. Based on the speed and extent of loading subscribers onto such system, the dealer partner would have incentive opportunities to earn up to an additional 10% interest in the system.

With additional capital, Chadmoore plans to enhance its dealer education and support with training programs in targeted marketing, pre-opening promotion, telemarketing support, and advertising in trade magazines for target vertical market segments. The Company is also contemplating implementation of specialized marketing teams to assist in stimulating and maintaining demand in selected markets. While the Company is now negotiating to obtain such additional capital, there can be no assurance that Chadmoore will be successful in obtaining the additional capital necessary for such implementation.

COMPETITIVE BUSINESS CONDITIONS AND COMPANY'S INDUSTRY POSITION

In management's evaluation, key factors relevant to competition in the wireless communication industry are pricing of service, size of the coverage area, quality of communication, reliability and availability of service (i.e. waiting time for a "clear channel", absence of busy signals, and absence of transmission disconnects or failures). The Company's success depends in large measure on its ability to compete with numerous wireless service providers in each of its markets, including cellular operators, PCS service providers, digital SMR service providers, paging services, and other analog SMR operators. The wireless communications industry is highly competitive and comprised of many companies, most of which have substantially greater financial, marketing, and other resources than the Company. While the Company believes that it has developed a differentiated and effective business plan, there can be no assurances that it will be able to compete successfully in its industry.

Since the late 1980s, Nextel Communications Inc. ("Nextel") in particular has acquired a large number of SMR systems and is in the process of implementing a conversion from analog SMR technology to Motorola's digital integrated Dispatch Enhanced Network ("iDEN") system. Other cellular operators and PCS providers are implementing digital transmission protocols on their systems as well. Chadmoore believes that Nextel is focusing on higher-end, cellular-like telephony users, thereby creating a market segmentation opportunity for the Company. As a result, the Company competes with Nextel primarily on the basis of price.

Other potential wireless competitors for Chadmoore include Southern Company and Geotek. Both are implementing digital architectures and pursuing Nextel-like strategies on a regional or primary market basis. Southern Company is a large utility focusing on wide-area communications for its own vehicle fleet in the Southeastern U.S., while selling excess capacity to other businesses traveling the same geographic region. Geotek is deploying an advanced proprietary technology developed from Israeli military systems that operates on 900 MHz. As with Nextel, Chadmoore intends to compete with Southern Company and Geotek primarily based on price.

Most other analog SMR providers consist of local small businesses, often passed from generation to generation, that Chadmoore believes lack the spectrum, professional marketing, management expertise, and resources brought to the marketplace by the Company. In fact, available capacity and operating capabilities of existing SMR providers constitute key factors in Chadmoore's market prioritization matrix. The Company intends to compete with existing analog SMR providers primarily on the basis of customer service, capacity to meet customer growth, and professional marketing and dealer support.

LICENSES AND RIGHTS TO LICENSES

Within its 168 target markets, Chadmoore controls approximately 5,000 channels in the 800 MHz band through ownership of the licenses or through generally irrevocable five and ten-year options ("Options") to acquire licenses (subject to FCC rules, regulations, and policies), coupled with management agreements until such Options have been exercised or expire. These like-term management agreements with the license holders are intended to enable the Company to develop, maintain, and operate the corresponding SMR channels subject the licensee's direction. Any acquisition of an SMR license by the Company pursuant to exercise of an Option is subject, among other things, to approval of the acquisition by the FCC. Until an Option is exercised and the corresponding license is transferred to Chadmoore, the Company acts under the direction and ultimate control of the license holder and in accordance with FCC rules and regulations.

Once an SMR station is operating, the Company may exercise its Option to acquire the license at any time prior to the expiration of the Option. As of March 19, 1998, the Company had exercised Options on approximately 4,100 channels, of which approximately 450 have transferred to the Company and approximately 3,650 are in the process of being transfered to the Company, after receiving FCC approval. The remaining approximate 900 channels continue to be utilized under Option and management agreements, for which the Company has decided to delay exercise based on economic considerations.

The Company presently intends to exercise all such remaining Options, but such exercise is subject to certain considerations. The Company may elect not to exercise an Option for various business reasons, including the Company's inability to acquire other licenses in a given market, making it economically unfeasible for the Company to offer an SMR system in such market. If the Company does not exercise an Option, its grantor may retain the consideration previously paid by the Company. Moreover, if the Company defaults in its obligations under an Option, the grantor may retain the consideration previously paid by the Company as liquidated damages. Further, if the SMR system is devalued by the Company's direct action, the Company is also liable under the Option for the full Option price, provided the grantor gives timely notice. The Options also authorize a court to order specific performance in favor of the Company if a grantor fails to transfer the license in accordance with the Option. However, there can be no assurance that a court would order specific performance, since this remedy is subject to various equitable considerations.

To the extent that Option and Management agreements remain in place, no assurance can be given that they will continue to be accepted by the FCC or will continue in force.

GOVERNMENT REGULATION

The Company's operations are subject to regulation primarily by the FCC. The licensing, operation, assignment, and acquisition of 800 MHz SMR licenses are regulated under the Communication Act of 1934, as amended ("The Communications Act"). The rules and regulations governing the operation of SMR stations are set forth in Part 90 of the FCC's rules, 47 C.F.R. ''90.1, et seq. In May, 1993, the FCC began revising its rules relating to the licensing and operation of 800 MHz SMR stations. Since that time, the FCC has adopted new rules converting interconnected SMR service from a private radio service to a Commercial Mobile Radio Service and has proposed other new rules allowing operational flexibility and mandating future licensing by competitive bidding. The FCC periodically has various dockets under consideration, which could result in changes to the FCC's rules, regulations, and policies. Any rule, regulation or policy change has the potential to, from time to time, impact the operations and financial standing of the Company.

All SMR and commercial mobile radio service licenses are issued as conditional licenses. The conditional licenses become licenses without condition only upon timely and proper completion of construction. If a licensee fails to complete construction of a station timely and properly, the license for that station cancels automatically, without any further action by the FCC. As of November 20, 1997 and March 19, 1998, no channels targeted by the Company in its 168 markets had automatically been forfeited under this policy.

Prior to imposition of commercial mobile radio service regulation, the FCC issued SMR licenses for five-year terms. Since January 2, 1995, commercial mobile radio service licenses are to be issued for ten-year terms. Substantially all of the commercial mobile radio service licenses managed by the Company through CCI and CMRS are issued for five-year terms. Each license may be renewed at the end of the license term upon application to the FCC. While the FCC generally grants renewal of SMR licenses in routine fashion and the Company is aware of no reason why its licensees will not be entitled to a similar renewal expectancy, there can be no assurance that the FCC will continue its current renewal practices or extend them to the Company.

Goodman/Chan Waiver. Nationwide Digital Data Corp. and Metropolitan Communications Corporation among others (collectively, "NDD/Metropolitan") traded in the selling of SMR application preparation and filing services to the general public. Most of the purchasers in these activities had little or no experience in the wireless communications industry. Based on evidence that NDD/Metropolitan had been unable to fulfill their construction and operation obligations to over 4,000 applicants who had received FCC licenses through NDD/ Metropolitan, the Federal Trade Commission ("FTC") filed suit against NDD/Metropolitan in January 1993 in the Federal District Court for the Southern District of New York ("District Court").

The District Court appointed, Daniel R. Goodman ("the Receiver"), to preserve the assets of NDD/Metropolitan. In the course of the Receiver's duties, he together with a licensee, Dr. Robert Chan, who had received several FCC licenses through NDD/Metropolitan's services, filed a request to extend the construction period for each of over 4,000 SMR stations. At that time, licensees of most of the stations included in the waiver request ("Receivership Stations") were subject to an eight-month construction period. On May 24, 1995, the FCC granted the request for extension. The FCC reasoned that the Receivership Stations were subject to regulation as Commercial Mobile Radio Service stations, but had not been granted the extended construction period to be awarded all such licensees. Thus, in an effort to be consistent in its treatment of similarly situated licensees, the FCC granted an additional four months in which to construct and place the Receivership Stations in operation. The grant of such Goodman/Chan Waiver is to become effective upon publication in the Federal Register. As of this date, the Goodman/Chan Waiver has not been published in the Federal Register.

The FCC has never released a list of stations it considers to be Receivership Stations, in spite of repeated requests by the Company. Nonetheless, on the basis of release to the Company, by the Receiver, of a list of the Receivership Stations believed by the Receiver to be subject to Management and Option agreements with or held by the Company, the Company believes that approximately 800 of the licenses that it owns or manages are Receivership Stations. For its own licenses and under the direction of each licensee for managed stations, the Company has proceeded with the construction of Receivership Stations. Because the FCC has not released its final order for publication, no assurance can be given that any of such stations owned or managed by the Company will obtain relief with respect to deadlines for timely construction pursuant to FCC rules. The Company believes that the Goodman/Chan decision will be published during 1998, however, significant delay by the FCC in publishing Goodman/Chan waiver in the Federal Register would necessitate a re-prioritization of the Company's roll-out plan.

The Receiver has requested that the Company replace some of the existing Management and Option Agreements with Goodman/Chan licensees with promissory notes. The Company engaged in discussions with the Receiver in this regard, but did not reach a final determination and concluded that no further discussions are warranted at this time. However, there can be no assurances that the Receiver would not decide to take actions in the future to challenge the Company's agreements with Goodman/Chan licensees, including the Company's rights to licenses under such agreements, in an effort to enhance the value of the Receivership Estate.

Finder's Preferences. The Company's subsidiary, CCI, filed a number of Finder's Preference Requests targeting stations in the Southeastern United States. In January, 1997, the FCC granted nine (9) of CCI's Finder's Preference Requests, awarding CCI preferences for stations operating an aggregate of forty-one (41) frequencies. The only granted Finder's Preference Request which was appealed involved a five-channel trunked 800 MHz SMR station, in Memphis, Tennessee. Eight Finder's Preference Requests were denied by the FCC. The Company has petitioned for reconsideration of those denials. The Company is unable to predict what action the FCC will take with respect to the appeal of the grant of the Finder's Preference Request or CCI's Petitions for Reconsideration. To date, no further action has been taken on these matters by the Company or the FCC.

CCI also filed a Finder's Preference targeting one hundred ninety-five (195) discrete frequency channels reused throughout a seven-state area in the Southeastern United States ("Wide-Area Finder's Preference"). On January 31, 1997, the FCC asked Nextel, as successor in interest in Transit Communications Corp., the targeted licensee in the Wide-Area Finder's Preference, to respond to the allegations set forth in CCI's Wide-Area Finder's Preference. The response was filed by Nextel at the FCC on March 18, 1997. CCI filed its reply timely following Nextel's responsive filing. The Company is unable to predict what action the FCC will take with respect to the Wide-Area Finder's Preference. No further action has been taken by the Company or the FCC.

REGULATION OF RADIO TOWERS. The transmitters for SMR stations typically are located on free-standing or building roof-top towers. The towers are regulated by both the FCC and the Federal Aviation Administration ("FAA"). The regulations concern geographic location, height, construction and lighting standards, and maintenance. Failure to comply with tower regulations can result in assessment of fines against the tower owner or operator and has, historically, resulted in fines assessed against individual licensees located on an offensive tower. The owners of towers are responsible for compliance with FCC and FAA regulations. The Company does not own any towers, but serves as manager for two towers in Memphis, Tennessee. The Company conducts periodic inspections of the towers it manages. The Company maintains appropriate liability insurance, in amounts customary in the industry, to protect it from third-party claims arising from operation of its SMR stations and from towers it manages.

OTHER FEDERAL REGULATIONS. The Company is generally subject to the jurisdiction of various federal agencies and instrumentalities in addition to the FCC and the FAA. While the Company believes that it is operating in conformity with all applicable rules and regulations, policy, rule changes, and other actions of these agencies could adversely affect the operations and financial standing of the Company.

STATE REGULATIONS. At present, state and local governments cannot regulate the rates charged by SMR operators. Such governments may, however, exercise regulatory powers over health, safety, consumer protection, taxation, and zoning regulations with respect to SMR stations. Currently, the Company's systems are not subject to any state or local regulatory restraint (other than generally applicable laws and regulations). However, there can be no assurances that such systems will not become subject to various states' regulatory authorities in the future.

REGULATORY DEVELOPMENTS. In March, 1996, the Communications Act of 1996 went into effect. Such Act effected significant change in regulation and market entry for communications service providers. Despite the Communications Act's effect on the telecommunications industry as a whole, the Company does not anticipate any material adverse effect on its business arising from the Communications Act. Legislation or materially different rules may be proposed and enacted at any time and may materially adversely affect the operations of the Company. At this time, the Company is unaware of any pending legislation or rule-making proceedings that would have a material adverse impact on the current operations of the Company.

DEPENDENCE UPON CUSTOMERS/SUPPLIERS

No customer accounted for more than 10% of the net revenues of the Company for the 12 months ended December 31, 1997. The loss of any one customer would not have a materially adverse effect on the Company. Seasonal factors do not materially affect the Company's operations.

The Company's principal suppliers of analog SMR equipment are Motorola, Uniden, and E. F. Johnson. The loss of Motorola as an analog SMR equipment supplier could have a material adverse effect on its operations. However, the Company believes that such loss is unlikely, particularly in light of numerous ways in which Motorola and the Company have been working together in recent months. With respect to the equipment for the potential implementation of digital SMR systems in the future, the Company may be dependent upon a single manufacturer, and such equipment may not be compatible with equipment infrastructures offered by other manufacturers. The Company does not use substantial amounts of raw materials in its business.

RESEARCH AND DEVELOPMENT

The Company has not incurred, and does not expect to incur, significant research and development expenses in connection with the equipment for its existing analog SMR systems or the potential implementation of digital systems.

COPYRIGHTS, PATENTS, PROPRIETARY INFORMATION, AND TRADEMARKS

The Company has registered service marks for several brand names associated with its business, the primary such names including "TeamLink", "TeamLink-Connecting Your Business", "TeamLink-Power To Talk" and PTT "Power To Talk Communications".

IMPACT OF ENVIRONMENTAL LAWS

Federal, state, and local environmental laws have no material effect on Chadmoore's business.

MANAGEMENT

Chadmoore is led by a team of senior management personnel who average 12 years of experience each in wireless communications, including backgrounds with industry leaders such as Ameritech, Cellular One, U.S. CommStruct, LIN Broadcasting, Geotek, MCI, Radscan, and Sprint Cellular. Such experience spans all functional disciplines, including executive management, full P&L responsibility, operations, engineering, sales and marketing, customer support, human resources, finance, and administration. To augment and support its internal capabilities, Chadmoore utilizes KPMG Peat Marwick as auditors (since inception), Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP and Graham & James as counsel for corporate matters and securities law, and Irwin, Campbell & Tannenwald, P.C. as FCC counsel in Washington D.C.

EMPLOYEES

At December 31, 1997, the Company had 34 full-time employees. None of the Company's employees is covered by a collective bargaining agreement and the Company believes its relationship with its employees is good.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company's corporate office is located at 2875 East Patrick Lane, Suite G, Las Vegas, Nevada. The Company leases office and warehouse space at this address which consists of 15,756 square feet at a monthly rental of approximately $16,500 under a five-year lease, which started in December 1997, with renewal and annual escalation provisions. Management believes that the corporate office space will be sufficient to accommodate the growth necessary to implement its plan of operation and has no expectation of needing more space before the end of the lease term. In addition, the Company leases a sales facility in Little Rock, Arkansas, which consists of 1,000 square feet under a one-year lease expiring in October 1998 and a sales facility in Southaven, Mississippi, which consists of 800 square feet under a one-year lease expiring in March 1999. The Company, through a subsidiary, also owns an 8,000 square foot sales and service facility in Memphis, Tennessee.

The Company, through its subsidiaries, leases approximately 180 antenna sites, throughout the United States, for the transmission of its SMR services. These sites are located primarily on roof tops or are free standing facilities. The terms of these leases range from month to month to 5 years, with options to renew. The Company believes it is more economical to lease antenna sites rather than own the sites.

ITEM 3.  LEGAL PROCEEDINGS

June 16, 1995, CCI filed a request for approval of an extended implementation plan for the construction of over two thousand SMR stations with the FCC. On December 15, 1995, the FCC denied that request. On January 21, 1996, CCI appealed the denial to the U.S. Court of Appeals for the District of Columbia Circuit. Briefs were filed and oral argument was heard on November 5, 1996. The Court has not issued an opinion. Based on relevant precedent, the Company believes there is substantial basis for the appeal. It cannot predict when the Court will issue an opinion, or whether that opinion will be favorable to the Company. If the Court denies the Appeal, the licenses for a small number of the stations CCI manages may be automatically canceled. Licenses for other stations CCI manages have been preserved by the Goodman/Chan Waiver or were otherwise timely constructed and not subject to the above.

Airnet, Inc. v. Chadmoore Wireless Group, Inc. Case No. 768473, Orange County Superior Court

On April 3, 1997, Airnet, Inc. ("Airnet") served a summons and complaint on the Company, alleging claims related to a proposed merger between Airnet and the Company that never materialized. In particular, Airnet has alleged that a certain "letter of intent" obligated the parties to complete the proposed merger. The Company denies this allegation. In its complaint, Airnet has alleged the following purported causes of action against the Company: breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with prospective economic advantage, intentional interference with contractual relationship, including breach of contract, false promise and conversion. Airnet has also purported to seek the following relief from the Company: $28,000,000 in compensatory damages plus interest, punitive damages, costs of suit and attorney's fees. The Company challenged the sufficiency of the complaint as to most of the purported causes of action on the grounds that these purported causes of action fail to state facts sufficient to constitute a cause of action. The Company also challenged the sufficiency of the punitive damages allegations on the grounds that the compliant fails to state facts sufficient to support these allegations. Rather than oppose these challenges to its complaint, Airnet elected to file a first amended complaint. Believing that Airnet's amendments were immaterial the Company renewed its challenges to Airnet's pleading. On September 9, 1997, the court sustained the Company's demurrers to Airnet's claims for damages based on the Company's alleged failure to complete the merger and to Airnet's claims for conversion. At Airnet's request, the court allowed Airnet to amend its pleading a second time to attempt to state these claims, and Airnet's new complaint asserts claims for breach of contract, anticipatory breach of contract, intentional interference with prospective economic advantage, interference with contractual relationship, inducing breach of contract and false promise. The Company again filed demurrers challenging certain of the claims in Airnet's pleading. On January 16, 1998, the Court overruled the Company's demurrers to the Second Amended Complaint.

On February 2, 1998, the Company answered the Second Amended Complaint with a general denial and by asserting the following affirmative defenses: failure to state a claim, uncertainty, statutes of limitations, laches, lack of capacity, lack of standing, waiver, estoppel, knowledge and acquiescence, unclean hands, unjust enrichment, fraud, misrepresentations, res judicata, justification, privilege, no action intended or reasonably calculated to cause injury, lack of causation, acts of third parties, failure to allege a contract, no meeting of the minds, statute of frauds, lack of privity, fraud in the inducement, mistake, lack of consideration, failure of consideration, failure of conditions precedent, concurrent, subsequent, Airnet's intentional misrepresentation, Airnet's negligent misrepresentations, performance excused by Airnet's failure to perform, performance excused by recission, performance excused by modification, antecedent breaches by Airnet, accord and satisfaction, privileged communications, justified communications, no damages, failure to mitigate and offset.

On February 2, 1998, the Company filed a Cross-Complaint against Airnet as well as three other named cross-defendants related to Airnet: Uninet, Inc., ("Uninet") Anthony Schatzlein ("Schatzlein") and Dennis Houston ("Houston"). The Company's Cross-Complaint alleges various causes of action including fraud, breach of oral contract, fraud and defamation which arise out of the proposed merger and the events surrounding it. On March 2, 1998, cross-defendants Airnet, Uninet, Schatzlein and Houston answered the

Cross-Complaint with a general denial and a single affirmative defense -- that the Cross-Complaint does not state facts sufficient to constitute a cause of action.

The Company intends to vigorously defend the Second Amended Complaint and to pursue the claims set forth in the Cross-Complaint. At this time, the outcome of this litigation cannot be predicted with certainty. Although the Company intends to defend the action vigorously, it is still in its early stages and no substantial discovery has been conducted in this matter. Accordingly, at this time, the Company is unable to predict the outcome of this matter.

Chadmoore Communications, Inc. v. John Peacock  Case No. CV-S-97-00587-HDM
(RLH), United States District Court for the District of Nevada

In September 1994, CCI entered into a two year consulting agreement (the "Consulting Agreement") with John Peacock ("Peacock") to act as a consultant and technical advisor to CCI concerning certain specialized mobile radio ("SMR") stations. In May, 1997 CCI filed a complaint against Peacock for declaratory relief in the United States District Court for the District of Nevada, seeking a declaration of the respective rights and obligations of CCI under the Consulting Agreement. CCI is seeking this judicial declaration based upon Peacock's contention that he is entitled to certain bonus compensation under the Consulting Agreement. Peacock contends that this bonus compensation is due regardless of whether an SMR license is granted based upon his activities as a consultant. CCI contends that the Consultant Agreement is clear that such bonus compensation is only awarded upon the "grant" of an SMR license. Peacock contends that he is entitled to bonus compensation of four hundred five thousand ($405,000). In lieu of answering the complaint, Peacock filed a motion seeking dismissal of the action based on the assertion that he is not subject to jurisdiction in Nevada courts. After briefing, that motion was denied by the Court, and the parties are now proceeding with discovery.

On September 26, 1997, Peacock answered the Complaint and asserted the following affirmative defenses: failure to state a claim, failure to perform, intentional concealment or failure to disclose material facts, estoppel, unclean hands, lack of subject matter, claims not authorized by declaratory relief statutes, improper venue, forum non conveniens, rescission and reformation, and choice of law.

On or about January 28, 1998, Peacock filed a motion to add a counterclaim to this litigation. The counterclaim purported to allege causes of action based on breach of the Consultant Agreement, fraud and breach of fiduciary duty. CCI objected to Peacock's improper attempt to add tort claims to this litigation and Peacock agreed to withdrawn them, amend its proposed counterclaim by stipulating, and assert only a breach of contract claim based on the Consulting Agreement. Once the Amended Counterclaim is filed with the Court, CCI will have the right to assert claims for affirmative relief against Peacock.

CCI intends to vigorously pursue its Complaint and defend against the counterclaim. At this time, discovery has not been completed and the Company is unable to predict the outcome of this matter.

Pursuant to the FCC's jurisdiction over telecommunications activities, the Company is involved in pending matters before the FCC which may ultimately affect the Company's operations. These pending matters include the "Goodman Chan" decision and the Company's pending Finders Preference requests. Details concerning the status of these proceedings at the FCC are given in "Item 1 Government Regulation".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER SHAREHOLDER MATTERS

MARKET INFORMATION. The Company's Common Stock has been listed on the NASD Electronic Bulletin Board since July 1996. The Company's Common Stock currently trades under the symbol "MOOR". As of March 19, 1998, there were 383 holders of record of Common Stock, including brokerage accounts. The transfer agent for the Common Stock is American Securities Transfer and Trust, Inc., Lakewood, CO 80215-5513.

The following table sets forth, on a per share basis, the closing high and closing low sale prices for the Company's Common Stock as reported by Tradeline International.

Fiscal Year 1995                                  High Ask      Low Bid
----------------                                  ---------     -------
Third Quarter  (from July 17, 1995)               $5 1/2        $2 1/2
Fourth Quarter                                    $7 1/8        $1 1/8

Fiscal Year 1996                                  High Ask      Low Bid
----------------                                  ---------     -------
First Quarter                                     $6 3/8        $2 3/4
Second Quarter                                    $7            $3 5/8
Third Quarter                                     $5 1/4        $2 1/4
Fourth Quarter                                    $3 11/16      $1 1/4

Fiscal Year 1997                                  High Ask      Low Bid
----------------                                  ---------     -------
First Quarter                                     $2 1/8        $0 5/8
Second Quarter                                    $1 1/32       $0 11/32
Third Quarter                                     $0 15/16      $0 7/32
Fourth Quarter                                    $1 13/16      $0 13/32

On December 31, 1997, the closing ask and bid price, on a per share basis, of the Company's Common Stock was $0.50 and $0.40, respectively. The above prices may not reflect actual transactions and represent prices between broker-dealers and do not include retail mark-ups or mark-downs or any commissions to the broker-dealer.

DIVIDEND INFORMATION. The Company has paid no cash dividends to date. The Company anticipates that in the foreseeable future its earnings, if any, will be retained for use in its business and that no cash dividends will be paid on the Common Stock. In addition, provisions of the Motorola Guarantee and Security Agreement restrict the Company from paying dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal year ended December 31, 1997, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation, fluctuations in demand, loss of subscribers, the quality and price of similar or comparable wireless communications services, well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to complete intended market roll-out, termination of proposed transactions, access to sources of capital, adverse results in pending or threatened litigation, consequences of actions by the FCC, and general economics.

RESULTS OF OPERATION

Total revenues for the fiscal year ended December 31, 1997 increased 10.7% to $1,900,167 from $1,716,114 in 1996, reflecting increases of $182,785, or 32.4%, in Radio Services (recurring revenues from air-time subscription by customers) and $65,585, or 23.8%, in Maintenance and Installation services, offset by declines of $15,189, or 1.9%, in Equipment Sales and $49,128, or 91.8%, in Other. Consistent with the Company's plan of operation to focus on recurring revenues by selling its commercial SMR service through independent dealers, the proportion of total revenues generated by Radio Services increased from 32.8% in 1996 to 39.3% in 1997. In such business model, the local dealer rather than the Company sells, installs, and services the radio equipment and records the revenues and costs associated therewith and the Company receives only the recurring revenue associated with the sale of airtime. The Company anticipates that the proportion of total revenues from recurring revenues will continue to increase in future periods as additional markets are rolled out utilizing indirect distribution through local dealers.

The 32.4% increase in Radio Services revenues, from $564,550 in 1996 to $747,335 in 1997, was driven by an increase in the number of subscribers utilizing the Company's SMR systems, from approximately 2,100 at December 31, 1996 to approximately 8,300 at December 31, 1997. Most of such additions occurred in the latter part of the year. The increase in subscribers, in turn, was primarily due to full-scale implementation of service by the Company in 19 new markets during 1997. Pricing per subscriber unit in service remained comparable during both years.

The 23.8% increase in revenues from Maintenance and Installation services, from $274,996 in 1996 to $340,581 in 1997, was attributable to an increase in new subscribers in the Company's two direct distribution markets whose radio equipment required initial installation and programming, as well as increased repair services in the same markets.

Equipment Sales remained relatively flat at $807,884 in 1997 versus $823,073 in 1996. The 91.8% decline in Other revenues from $53,495 in 1996 to $4,367 in 1997 was primarily the result of commissions on the reselling of cellular services for other providers during 1996 which was discontinued in the first quarter of 1997 in connection with the Company's focus on its core SMR business.

The Company anticipates that Equipment Sales and Maintenance and Installation service will remain relatively constant and account for a declining share of total revenues in the future, because since acquiring full-service operations in its first two markets, the Company has utilized and intends to continue utilizing indirect distribution through local dealers in substantially all markets. As noted previously, in such business model, the local dealer rather than the Company sells, installs, and services the radio equipment and records the revenues and costs associated therewith.

Cost of sales increased by $140,110, or 17.2%, from $813,398 in 1996 to $953,508 in 1997. This increase was primarily due to SMR system site expenses at the Company's 19 new markets rolled out during 1997. As a result, gross margin (total revenue less cost of sales, as a percentage of total revenue) declined by 3%, from 53 % in 1996 to 50 % in 1997. This is reflective of the lead time between system implementation, at which time certain operating costs are incurred, and the generation of revenues from such operations.

Salaries, wages, and benefits expense increased by $1,092,593, or 64.7%, from $1,687,792 in 1996 to $2,780,385 in 1997, primarily due to personnel additions, largely in operational areas, made in anticipation of, and necessitated by, the Company's transition from aggregating SMR spectrum to constructing, marketing, and rolling out commercial SMR service utilizing such spectrum. Relative to total revenues, salaries, wages, and benefits expense measured 146% in 1997 compared with 98.3% for 1996, which reflects the lead-time required for personnel additions prior to realizing higher revenues from the rolling out of additional markets as enabled by such incremental staffing. Correspondingly, in future years the Company expects salaries, wages, and benefits expense as a percent of total revenues to decline as the Company realizes operating leverage gained from an increasing subscriber base managed through essentially the same infrastructure.

Furthermore, such increase in salaries, wages, and benefits expense was more than offset by a decrease of $1,466,992, or 27.1%, in general and administrative expense, from $5,416,192 in 1996 to $3,949,200 in 1997. This decline resulted primarily from a reduction in professional fees, including accounting, legal, promotional, and consulting services. The Company expects the decline in professional fees to continue as it transitions from spectrum acquisition to systems implementation and operation. This decline was partially offset by an increase in site expenses for non-commercial markets. The Company expects its general and administrative site costs to decrease as sites are commercialized and these costs move from general and administrative to cost of sales. Relative to total revenues, general and administrative expense declined to 207.8% in 1997 compared with 315.6% for 1996. The Company expects general and administrative expense as a percent of total revenues to continue to decline in future years as the Company realizes operating leverage gained from an increasing subscriber base managed through essentially the same infrastructure.

Depreciation and amortization expense increased $308,432, or 81.3% from $379,247 in 1996 to $687,679 in 1997, reflecting greater capital expenditures associated with construction and implementation of operating systems equipment.

Due to the foregoing, total operating expenses increased $74,143 or 0.1% from $8,296,629 in 1996 to $8,370,772 in 1997, and the Company's loss from operations decreased by $109,910 or 1.7%, from $6,580,515 to $6,470,605, for such respective periods.

In the second fiscal quarter of 1997, the Company recorded a one-time allowance of $7,166,956 to reflect a then-probable impairment of value to management agreements and options to acquire licenses for which the Company at such time was uncertain of its ability to construct systems prior to an FCC-mandated construction deadline of November 20, 1997, which would have resulted in forfeiture of such spectrum back to the FCC. Licenses so selected for allowance by the Company were chosen based on numerous strategic factors, including importance of the markets in which such licenses were located, channel densities in such markets, projected system revenues, and potential competitive impact. The valuation allowance was based on, among other things, Management's estimate of the Company's ability to meet FCC construction requirements in 158 markets by the deadline. As of November 20, 1997. The Company had so constructed 168 markets, exceeding its estimate.

In the fourth quarter of 1997, the Company recorded a one-time non-cash write down of $443,474 associated with its investment in JJ&D LLC. This write down was almost exclusively purchased goodwill from the original purchase price allocation. Management believes this investment is permanently impaired based on the Company's expectation of JJ&D LLC's future performance.

Interest expense increased $161,228, or 50.1%, from $321,240 in 1996 to $482,468 in 1997 due to higher average balances outstanding under loan facilities. Interest income decreased $41,973, or 77%, from $54,504 in 1996 to $12,531 in 1997 as a result of lower balances of cash on hand.

Based on the foregoing, the Company's net loss increased $7,853,039 from $6,826,250, or $.55 per share, in 1996 to $14,679,286, or $.73 per share, in
1997. This increase was almost entirely the result of the aforementioned $7,166,956 valuation allowance and $443,474 write down of its investment in JJ&D, LLC.

PLAN OF OPERATION

See Item 1.  DESCRIPTION OF BUSINESS

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that during 1998, depending on the rate of market roll-out during such period, it will require approximately $8 million to $10 million in additional funding, of which approximately $3.5 million is available and an additional $4.5 million to $6.5 million is required, for full-scale implementation of its SMR services and ongoing operating expenses. To meet such funding requirements, the Company anticipates continued utilization of its existing borrowing facilities with Motorola, Inc. ("Motorola") and MarCap Corporation ("MarCap"), a vendor financing arrangement recently consummated with HSI GeoTrans, Inc. ("GeoTrans"), sales of selected SMR channels deemed non-strategic to its business plan, and additional equity and debt financings which are currently in progress. See discussion of "Recovery" below. There can be no assurances that the Company will be able to successfully obtain the additional equity and debt financings currently in progress, or will be otherwise able to obtain sufficient financing to consummate the Company's business plan.

On January 13, 1998, the Company entered into a letter of intent with Recovery Equity Partners II, L.P. ("Recovery"), an institutional private equity fund with $208 million under management that focuses on special situation investing. The letter provides that Recovery may invest up to $10 million of equity capital into the Company. Under the terms of this potential transaction, which remains subject to certain contingencies, Recovery would purchase $5 million of the Company's common stock at closing, with an option to purchase an additional $5 million of the Company's common stock, commencing in April 1999, at a higher price. Based on certain performance criteria, the option for the second $5 million of investment by Recovery would be callable by the Company.

Among other factors, Recovery's equity investment in the Company is contingent on the Company raising at least $10 million of debt financing, which the Company is currently attempting to obtain. On March 4, 1998, the Company entered into a letter of intent with Foothill Capital Corporation ("Foothill") by which Foothill would provide $10 million of secured debt financing to the Company subject to certain conditions being met. Collateral for such debt financing would consist of substantially all the Company's assets other than those already pledged to other creditors. Recovery has informed the Company that the Foothill financing, if completed as currently contemplated, would satisfy Recovery's aforementioned contingency that the Company raise at least $10 million of debt financing. Closing of the contemplated transactions with Recovery and Foothill, both of which remain subject to satisfactory completion of due diligence, formal approval by their respective internal approval committees, satisfactory completion of documentation, and (in the case of Foothill only) satisfactory appraisal of collateral, is expected to occur by mid-1998. However, there can be no assurances that such transactions will close in a timely fashion or at all.

On March 9, 1998, the Company entered into a vendor financing arrangement with GeoTrans, a wholly owned subsidiary of Tetra Tech, Inc., whereby GeoTrans will perform turn-key implementation of full-scale SMR system operations for the Company in up to 10 markets per month and 145 total markets. During 1997, GeoTrans completed preliminary construction services for the Company in 78 markets. The financing mechanism in the Company's arrangement with GeoTrans specifies a $4,000 down-payment per market by the Company and approximately $18,000 per market to be drawn by the Company under its Motorola financing facility, with GeoTrans financing the balance of approximately $49,000 per market on 120-day payment terms, with incentives to the Company of up to a 3% discount for early payment. Collateral for such financing arrangement consists of 183 channels in nine primarily non-strategic markets with a fair market value estimated by the Company of $4.4 million.

On December 23, 1997, the Company completed a private placement of Series B Convertible Preferred Stock (the "Series B Preferred") and warrants for $1,575,188, net of transaction costs of $24,812, through Settondown Capital International, Limited ("Settondown") under Regulation S ("Regulation S") of the Securities Act of 1933, as amended. The purchase price per share of underlying Common Stock of the Series B preferred was based on a 20% discount to the face value of the Series B Preferred. The Series B preferred provides for liquidation preference of $10.00 per share and cumulative dividends at 8.0% per annum from the date of issuance, payable quarterly in cash or the Company's common stock at the option of the Company at the then-current market price. The purchase price of one share of Company common stock under each warrant is the closing bid price of the shares of company common stock on the Nasdaq OTC Bulletin Board as quoted by Bloomberg, LP on the date of closing. The warrants may be exercised at any time prior to their expiration in December, 2002.

Holders of the Series B preferred are entitled to convert any portion of the Series B Preferred into Common Stock of the Company at the average market price of the Company's Common Stock for the five (5) day trading period ending on the day prior to conversion. If the difference between the average price and the current market price is greater than 20%, the lookback is increased to 20 days. The Series B Preferred also provided that holders are restricted from converting an amount of Series B Preferred which would cause them to exceed 4.99% beneficial ownership of the Company's common stock.

On February 10, 1998, the Company and several holders of the Series B Preferred entered into an amendment providing that such holders would not convert any Series B Preferred into common stock of the Company prior to March 11, 1998. In consideration for such amendment, the Company agreed to issue to the Series B Preferred holders pursuant to Regulation S an aggregate of approximately 315,000 shares of the Company's common stock and warrants to purchase an additional approximately 380,000 shares of the company's common stock, the terms of which warrants are the same as terms of the warrants issued in the December 23, 1997 private placement described above.

On January 12, 1998, the Company consummated an agreement with 32 of 33 licensee corporations that were due approximately 8% of the outstanding common stock of CMRS (as the balance of consideration due for the Company's exercising options to acquire licenses from such licensee corporations), for such licensee corporations to accept $150,000 in lieu of such stock in CMRS. Upon signing, the Company had five days to fund such transaction. Due to limited time and internal resources, the Company sought an investor that could immediately meet the $150,000 in payments. Already familiar with the Company from its earlier investment, Settondown agreed to provide the financing to acquire the approximately 8% minority interest in CMRS, provided that the Company in turn enter into an exchange agreement with Settondown to issue 800,000 shares of the Company's common stock in return for the minority interest in CMRS. These transactions closed on February 10, 1998, in conjunction with which Settondown also agreed to limit its selling of such shares of common stock of the Company to no more than 50,000 shares per month for the first six months following issuance thereof. An effect of these transactions was to eliminate an approximately 8% minority interest in CMRS in return for the issuance of 800,000 shares of the Company's common stock. CMRS remains a wholly owned subsidiary of the Company with no further obligations to the 32 licensee corporations, considerably simplifying the Company's capital structure as a result. Management believes the transactions were advantageous because the valuation placed by the Company on the eight percent of CMRS common stock which would otherwise been issued to the license holders was greater than the cash consideration actually provided by the Company as a result of the transactions. However, no assurances can be given that the Company's valuation of such eight percent of CMRS common stock would be generally accepted, especially given the absence of a public market in CMRS shares and market uncertainties regarding the valuation of assets such as those held by CMRS. The one remaining licensee continues to operate under the Company's Management and Option Agreement. Negotiations are currently underway to exercise the Option. If a satisfactory resolution cannot be achieved the Company intends to continue to operate under the current Management and Option Agreement, subject to the licensee's direction.


On October 30, 1997, two subsidiaries of the Company, CCI and CMRS, entered into a First Amendment and Financing and Security Agreement with MarCap which amended that certain Financing and Security Agreement dated October 29, 1996 between CCI and Motorola (the "Motorola Loan Facility"), the interest of Motorola therein having been assigned to MarCap, pursuant to which MarCap extended to CCI and CMRS an additional loan facility (the "MarCap Facility") in a maximum amount of $2,000,000 (plus certain fees and legal expenses payable to MarCap). The MarCap Facility is secured by (i) a pledge of all the stock of two subsidiaries and assignment of all limited liability company membership interests in three limited liability companies, which collectively hold licenses or rights to licenses in up to 452 channels in 12 markets having a value (per a third-party appraiser) of approximately $8,800,000, (ii) a first lien on all non-Motorola equipment used in systems for such markets, and (iii) a cross-pledge of all collateral previously granted in favor of Motorola relating to the Motorola Facility, which cross-pledge, until modified by letter agreement dated February 25, 1998 between the Company and MarCap as described further below, would unwind with respect to collateral pledged under either the Motorola Facility or MarCap Facility upon full repayment by the Company of all outstanding balances under either such respective Facility. The MarCap Facility is further guaranteed by Chadmoore Wireless Group, Inc. and by Chadmoore Communications of Tennessee, Inc. to the extent of its interest in the collateral previously pledged in favor of Motorola.

On October 31, 1997, the initial draw under the MarCap Facility was made in the amount of $481,440 and evidenced by a promissory note executed in favor of MarCap. Subsequent draws of $250,000, $650,000 and $663,000 have been made on February 6, 1998, March 6, 1998, and March 27, 1998, respectively.

On February 25, 1998, the Company and MarCap entered into a letter agreement relating to the Motorola and MarCap Facilities which provided for (i) complete cross-collateralization of the Motorola and MarCap Facilities without the aforementioned unwinding provision, (ii) a revised borrowing base formula for the Motorola and MarCap Facilities, (iii) notification by the Company to Motorola of the modifications being made pursuant to such letter agreement, (iv) affirmation by the Company to utilize its diligent best efforts to raise at least $5 million of equity and $15 million of aggregate financing by April 30, 1998, (v) waiver of existing covenants for the Motorola and MarCap facilities through April 30, 1998 so long as the Company continues to utilize its diligent best efforts to raise at least $5 million of equity and $15 million of aggregate financing by such date, (vi) affirmation by MarCap that it will not object to the Company incurring $10 million in additional senior debt so long as the Company is not in material default on the Motorola or MarCap facilities, (vii) new covenants for the Motorola and MarCap facilities, based on the Company's business plan as if no additional equity and debt financing were raised by April 30, 1998, that would take effect after April 30, 1998. On March 5, 1998, Motorola provided the Company with written acknowledgment of the notification required by the Company as described in clause (iii) above. As a result of these modifications, the Company is in full compliance with the Motorola and MarCap facilities.

In October 1996, CCI signed a purchase agreement with Motorola to purchase approximately $10,000,000 of Motorola radio communications equipment, including Motorola Smartnet II trunked radio systems. Such purchase agreement required that the equipment be purchased within 30 months of its effective date. In conjunction with such purchase agreement, CCI entered into the Motorola Facility permitting CCI to borrow during the term of the purchase agreement up to 50% of the value of Motorola equipment purchased under the purchase agreement, or up to $5,000,000. On August 18, 1997, Motorola, with the Company's concurrence, assigned all of its interest in the Motorola Facility to MarCap. By way of letter agreement dated March 10, 1998 among MarCap, Motorola, and the Company, the effective period of the Motorola purchase agreement and Motorola facility was extended from 30 months to 42 months from the effective dates thereof. As of March 19, 1998, $363,100 was outstanding under the Motorola Facility. Depending on the Company's ability to continue funding its minimum 50% down-payment requirement under the Motorola purchase agreement, the Company anticipates funding approximately $2 million of Motorola equipment for its SMR systems under the Motorola Facility during 1998.

Based on the foregoing, the Company believes that it should have adequate resources to continue establishing its SMR business and emerge from the development stage during 1998. However, while the Company believes that it has developed adequate contingency plans, the failure to consummate the aforementioned potential financing with Recovery and Foothill as currently contemplated, or at all, could have a material adverse effect on the Company, including the risk of bankruptcy. Such contingency plans include pursuing similar financing arrangements with other institutional investors and lendors that have expressed interest in providing capital to the Company, selling selected channels, and focusing solely on the 22 markets in which full-scale service has already been implemented. This latter course might entail ceasing further system expansion in such markets (which in the aggregate are generating positive cash flow) and reducing corporate staff to the minimal level necessary to administer such markets. The Company believes that this strategy would provide sufficient time and resources to raise additional capital or sell selected channels in order to resume its growth. However, there can be no assurances that this or any of the Company's contingency plans would adequately address the aforementioned risks, or that the Company will attain overall profitability once it has emerged from the developmental stage.

The Company has considered the potential impact of the year 2000 issue on its management information systems. The Company has begun to address this issue with its software vendors and believes that it will not have a material adverse effect on the Company's ability to gather and process vital information in the year 2000. Further, the Company believes that this issue will not materially affect the software it uses to load subscribers onto its SMR systems, capture call records, and generate customer bills.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity sections of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company is currently assessing the impact on the financial statements for the year ended December 31, 1997 and for the year ended December 31, 1996 and believes that SFAS No. 130 will not result in comprehensive income different from net income as reported in the accompanying financial statements.

In June 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 establishes additional standards for segment reporting in financial statements and is effective for fiscal years beginning after December 15, 1997. The Company currently operates as one segment.

ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURES

        None

ITEM 7  FINANCIAL STATEMENTS

The audited Financial Statements of the Company for the year ended December 31, 1997, are located at page F-1.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
================================================================================

                   Index to Consolidated Financial Statements


Independent Auditors' Report                                       F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996       F-3

Consolidated Statements of Operations for the years ended
        December 31, 1997 and 1996 and for the period from
        January 1, 1994 through December 31, 1997                  F-4

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997 and 1996 and for the period
        from January 1, 1994 through December 31, 1997             F-5

Consolidated Statements of Cash Flows for the Years ended
        December 31, 1997 and 1996 and for the period from
        January 1, 1994 through December 31, 1997                  F-8

Notes to Consolidated Financial Statements                         F-10


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Chadmoore Wireless Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Chadmoore Wireless Group, Inc. and Subsidiaries (formerly Capvest Internationale, Ltd.), a development stage enterprise, as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1997 and for the period from Jan. 1, 1994 (inception) to Dec 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Chadmoore Wireless Group, Inc. and Subsidiaries (formerly Capvest Internationale, Ltd.), a development stage enterprise, as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997 and for the period Jan. 1, 1994 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a negative working capital, and has a deficit accumulated during the development stage that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /s/ KPMG Peat Marwick LLP





Las Vegas, Nevada
March 27, 1998

Chadmoore Wireless Group, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Balance Sheets

December 31, 1997 and 1996
================================================================================

                                                                                    DECEMBER 31,       DECEMBER 31,
                                                                                         1997              1996
                                   ASSETS
Current assets:
    Cash                                                                            $    959,390      $  1,463,300
    Accounts receivable, net of allowance for doubtful accounts of $45,000               265,935           266,520
      and $0, respectively
    Receivables other                                                                     99,223                --
    Inventory                                                                             89,133           197,476
    Prepaid property management rights                                                        --            81,563
    Deposits and prepaids                                                                130,858           156,644
                                                                                    ------------      ------------
              Total current assets                                                     1,544,539         2,165,503
                                                                                    ------------      ------------

Investment in JJ&D, LLC (note 2)                                                              --           532,997
Property and equipment, net (note 3)                                                   5,809,168         3,164,098
FCC licenses, net of accumulated amortization of $231,917 and $153,404,                6,726,954         1,394,895
    respectively
Debt issuance costs, net of accumulated amortization of $0 and $39,038,                       --            77,562
    respectively
Management agreements (note 2)                                                        16,623,573        22,725,442
Investment in options to acquire management agreements (note 2)                        7,156,358         9,771,445
Investment in license options (note 4)                                                 4,113,995         3,239,691
Other                                                                                     32,928            55,994
                                                                                    ------------      ------------
              Total Assets                                                          $ 42,007,515      $ 43,127,627
                                                                                    ============      ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Current installments of long-term debt and capital lease obligations(note 6)       2,638,414      $    247,366
    Accounts payable                                                                   1,165,425           329,122
    Accrued liabilities                                                                1,106,029                --
    Unearned revenue                                                                     107,057                --
    Licenses - options payable (note 4)                                                  350,000            49,800
    License option commission payable (note 4)                                         3,412,000           524,800
    Accrued interest                                                                     173,686            62,346
    Other current liabilities                                                            131,273             1,810
                                                                                    ------------      ------------
              Total current liabilities                                                9,083,884         1,215,244
                                                                                    ------------      ------------

Capital lease obligations (note 6)                                                            --             8,646
Long-term debt, excluding current installments (note 6)                                4,614,157         2,500,141
Restricted option prepayment (note 7)                                                         --           832,116
Minority interests                                                                       352,142                --
                                                                                    ------------      ------------
              Total liabilities                                                       14,050,183         4,556,147

Shareholders' equity :
    Preferred stock, $.001 par value.  Authorized 40,000,000 shares
      Series A. Issued  and canceled 250,000 shares, outstanding -0- shares at
      December 31, 1997 and 1996.                                                             --                --
      Series B. Issued and outstanding 219,000 shares at December 31, 1997 and
      0 shares at December 31, 1996.                                                         219                --
    Common stock, $.001 par value.  Authorized 100,000,000 shares; issued and
      outstanding 21,163,847 shares at December 31, 1997 and 17,823,445 shares            21,164            17,824
      at December 31, 1996
    Additional paid-in capital                                                        57,269,015        52,951,491
    Stock subscribed                                                                      32,890           288,835
    Deficit accumulated during the development stage                                 (29,365,956)      (14,686,670)
                                                                                    ------------      ------------

              Total shareholders' equity                                              27,957,332        38,571,480
                                                                                    ============      ============

Total liabilities and shareholders' equity                                          $ 42,007,515      $ 43,127,627
                                                                                    ============      ============

   See accompanying notes to consolidated financial statements.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Operations

For the Years Ended December 31, 1997 and 1996
================================================================================

                                                                                                             PERIOD FROM
                                                                                                                1/1/94
                                                                             YEAR ENDED DECEMBER 31,           THROUGH
                                                                         ------------------------------        12/31/97
                                                                             1997              1996
                                                                         ------------      ------------      ------------
    Revenues:
        Radio services                                                   $    747,335      $    564,550      $  1,311,885
        Equipment sales                                                       807,884           823,073         1,630,957
        Maintenance and installation                                          340,581           274,996           615,577
        Other                                                                   4,367            53,495            57,862
                                                                         ------------      ------------      ------------
                                                                            1,900,167         1,716,114         3,616,281
                                                                         ------------      ------------      ------------

    Costs and expenses:
        Cost of sales                                                         953,508           813,398         1,766,906
        Salaries, wages and benefits                                        2,780,385         1,687,792         5,341,058
        General and administrative                                          3,949,200         5,416,192        16,661,746
        Depreciation & amortization                                           687,679           379,247         1,293,213
                                                                         ------------      ------------      ------------
                                                                            8,370,772         8,296,629        25,062,923
                                                                         ------------      ------------      ------------

    Loss from operations                                                   (6,470,605)       (6,580,515)      (21,446,642)
                                                                         ------------      ------------      ------------

    Other income (expense):
        Minority interest                                                      19,366                --            19,366
        Interest expense, net                                                (469,937)         (266,736)         (894,998)
        Loss on reduction of management agreements and licenses to
          estimated fair value (note 2)                                    (7,166,956)               --        (7,166,956)
        Write down of investment in JJ&D, LLC (note 2)                       (443,474)               --          (443,474)
        Loss on extinguishment of debt (note 6)                              (598,222)               --          (598,222)
        Gain on settlement of debt (note 5)                                   670,188            47,450           717,638
        Cost of settlement on license dispute                                (143,625)               --          (143,625)
        Management fees (notes 1 and 2)                                            --           100,198           472,611
        Gain on sale of assets                                                     --                --           330,643
        Loss on retirement of note payable                                         --                --           (32,404)
        Other, net                                                            (76,021)         (126,647)         (179,893)
                                                                         ------------      ------------      ------------
                                                                           (8,208,681)         (245,735)       (7,919,314)
                                                                         ------------      ------------      ------------

    Net loss                                                             $(14,679,286)     $ (6,826,250)      (29,365,956)
                                                                         ============      ============      ============

    Basic and diluted weighted average number of common
        shares outstanding                                                 20,061,602        12,384,216        10,187,647
                                                                         ============      ============      ============

    Basic and diluted net loss per share                                 $      (0.73)     $      (0.55)            (2.88)
                                                                         ============      ============      ============

   See accompanying notes to consolidated financial statements.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity
For the period from January 1, 1994 to December 31, 1997
================================================================================

                                           PREFERRED                                                        DEFICIT
                                             STOCK          COMMON STOCK                                 ACCUMULATED
                                          -----------   ---------------------   ADDITIONAL                  DURING         TOTAL
                                          OUTSTANDING   OUTSTANDING   AMOUNT     PAID-IN       STOCK      DEVELOPMENT  SHAREHOLDERS'
                                            SHARES        SHARES                 CAPITAL     SUBSCRIBED     STAGE         EQUITY
                                          -----------   -----------  --------  ------------  ----------   ----------   ------------

Balance at January 1, 1994 (note 1)             --       $ 325,000   $    325  $    146,546   $      --   $ (638,620)  $  (491,749)
Net loss                                        --              --         --            --          --      (35,383)      (35,383)
                                             -----       ---------   --------  ------------   ---------   ----------   -----------
Balance at December 31, 1994, as previously     --         325,000        325       146,546          --     (674,003)     (527,132)
   stated
Effect of Plan of Reorganization:
Eliminate Capvest accumulated deficit           --              --         --            --          --      674,003       674,003
Shares issued in lieu of cash                   --         175,000        175       538,134          --           --       538,309
Shares issued to Chadmoore Communications,      --       4,000,000      4,000      (589,180)         --     (827,095)   (1,412,275)
   Inc
                                             -----       ---------   --------  ------------   ---------   ----------   -----------
As adjusted for reorganization with
   Chadmoore Communication, Inc. the            --       4,500,000      4,500        95,500          --     (827,095)     (727,095)
   acquirer
Shares of Chadmoore Communications, Inc.,
   issued January 1995                          --              --         --       565,000          --           --       565,000
Shares issued in exchange for Chadmoore
   Communications, Inc. shares                  --          30,000         30        44,970          --           --        45,000
Shares issued in connection with the private
   placement                                    --         763,584        764     1,526,407          --           --     1,527,171
Shares issued to investors for cash             --         400,000        400       399,200          --           --       399,600
Shares issued under employee benefit and
   consulting services plan                     --         496,000        496     1,777,719          --           --     1,778,215
Shares issued for legal fees                    --          62,500         62       249,938          --           --       250,000
Shares issued in conjunction with
   conversion of advances                       --         707,720        708     1,165,498          --           --     1,166,206
Shares issued to license holders                --         562,260        562       859,696          --           --       860,258
Shares issued to option holders                 --         865,000        865     1,039,136          --           --     1,040,001
Options issued in lieu of cash payments for
   legal, consulting and financing fees         --              --         --     2,841,788          --           --     2,841,788
Shares subscribed                               --              --         --            --     324,807           --       324,807
Net loss                                        --              --         --            --          --   (7,033,325)   (7,033,325)
                                             -----       ---------   --------  ------------   ---------   ----------   -----------

Balance at December 31, 1995                    --       8,387,064      8,387    10,564,852     324,807   (7,860,420)    3,037,626

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity, Continued For the period from January 1, 1994 to December 31, 1997
================================================================================


                                                          PREFERRED STOCK          COMMON STOCK
                                                        -------------------   ------------------------     ADDITIONAL
                                                        OUTSTANDING           OUTSTANDING                   PAID-IN
                                                          SHARES     AMOUNT     SHARES        AMOUNT        CAPITAL
                                                        ---------    -----    -----------    ---------    ------------
Balance at December 31, 1995, continued                        --    $  --      8,387,064    $   8,387    $ 10,564,852
Shares issued in connection with the private
   placement (notes 4 and 7)                                   --       --        549,417          549         883,033
Shares issued to investors for cash (note 7)                   --       --        430,000          430         644,570
Preferred shares issued to investors for cash (note 7)    250,000      250             --           --       2,273,458
Preferred shares converted to common shares (note 7)     (250,000)    (250)       977,057          977            (727)
Shares issued for options exercised (note 7)                   --       --      4,407,500        4,408       3,280,838
Shares issued for assets purchased from General
   Communications, Inc. (notes 2 and 7)                        --       --        100,000          100         176,463
Shares issued for conversion of debentures                     --       --      3,553,213        3,553       5,983,567
Shares issued for CMRS and 800 acquisition                     --       --        508,000          508       1,930,502
Shares issued to license holders (note 7)                      --       --        332,960          333         881,801
Shares issued for legal fees (note 7)                          --       --         62,500           63          62,437
Shares issued in connection with  placement of two             --
   year, 8%, convertible notes (see note 8)                    --       --         30,000           30          14,970
Options issued for 20% interest in JJ&D, LLC (note 2)          --       --             --           --         400,000
Options issued for purchase agreement for SMR
   equipment from JJ&D, LLC  (see note 5)                      --       --             --           --          88,500
Options issued for CMRS and 800 Acquisition (note 7)           --       --             --           --      26,981,579
Options issued for consulting services (note 7)                --       --             --           --         866,250
Shares subscribed (notes 4 and 7)                              --       --             --           --              --
Canceled shares (note 7)                                       --       --     (1,514,266)      (1,514)     (2,080,602)
Net loss                                                       --       --             --           --              --
                                                         --------    -----    -----------    ---------    ------------

Balance at December 31, 1996                                   --    $  --     17,823,445    $  17,824    $ 52,951,491
                                                         ========    =====    ===========    =========    ============
                                                                         DEFICIT
                                                                       ACCUMULATED
                                                                          DURING            TOTAL
                                                           STOCK       DEVELOPMENT      SHAREHOLDERS'
                                                         SUBSCRIBED       STAGE            EQUITY
                                                         ---------     ------------     ------------
Balance at December 31, 1995, continued                  $ 324,807     $ (7,860,420)    $  3,037,626
Shares issued in connection with the private
   placement (notes 4 and 7)                              (324,807)              --          558,775
Shares issued to investors for cash (note 7)                    --               --          645,000
Preferred shares issued to investors for cash (note 7)          --               --        2,273,708
Preferred shares converted to common shares (note 7)            --               --               --
Shares issued for options exercised (note 7)                    --               --        3,285,246
Shares issued for assets purchased from General
   Communications, Inc. (notes 2 and 7)                         --               --          176,563
Shares issued for conversion of debentures                      --               --        5,987,120
Shares issued for CMRS and 800 acquisition                      --               --        1,931,010
Shares issued to license holders (note 7)                       --               --          882,134
Shares issued for legal fees (note 7)                           --               --           62,500
Shares issued in connection with  placement of two
   year, 8%, convertible notes (see note 8)                     --               --           15,000
Options issued for 20% interest in JJ&D, LLC (note 2)           --               --          400,000
Options issued for purchase agreement for SMR
   equipment from JJ&D, LLC (see note 5)                        --               --           88,500
Options issued for CMRS and 800 Acquisition (note 7)            --               --       26,981,579
Options issued for consulting services (note 7)                 --               --          866,250
Shares subscribed (notes 4 and 7)                          288,835               --          288,835
Canceled shares (note 7)                                        --               --       (2,082,116)
Net loss                                                        --       (6,826,250)      (6,826,250)
                                                         ---------     ------------     ------------

Balance at December 31, 1996                             $ 288,835     $(14,686,670)    $ 38,571,480
                                                         =========     ============     ============

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity, Continued For the period from January 1, 1994 to December 31, 1997
================================================================================


                                                          PREFERRED STOCK          COMMON STOCK
                                                     -----------------------   -----------------------
                                                     OUTSTANDING               OUTSTANDING
                                                       SHARES       AMOUNT       SHARES       AMOUNT
                                                     ----------   ----------   ----------   ----------
Balance at December 31, 1996, continued                      --   $       --   17,823,445   $   17,824
Shares issued for stock subscribed (note 7)                  --           --      231,744          232
Shares issued for options exercised (note 7)                 --           --      323,857          323
Shares issued for conversion of debentures (note 7)          --           --    1,587,527         1588
Shares issued for restructuring of convertible               --           --    1,050,000        1,050
   debentures (note 6)
Shares issued for license dispute (note 7)                   --           --      101,700          102
Shares issued for legal fees (note 7)                        --           --       45,574           45
Options issued for services (note 7)                         --           --           --           --
Preferred shares issued in connection with private
   placement (note 7)                                   219,000          219           --           --
Net loss                                                     --           --           --           --
                                                     ----------   ----------   ----------   ----------

Balance at December 31, 1997                            219,000   $      219   21,163,847   $   21,164
                                                     ==========   ==========   ==========   ==========
                                                                                     DEFICIT
                                                                                   ACCUMULATED
                                                      ADDITIONAL                     DURING          TOTAL
                                                       PAID-IN          STOCK      DEVELOPMENT    SHAREHOLDERS'
                                                       CAPITAL        SUBSCRIBED      STAGE          EQUITY
                                                     -----------      ----------   ------------   ------------
Balance at December 31, 1996, continued              $52,951,491     $  288,835   $(14,686,670)  $ 38,571,480
Shares issued for stock subscribed (note 7)              255,713       (255,945)                           --
Shares issued for options exercised (note 7)             161,606             --             --        161,929
Shares issued for conversion of debentures (note 7)    1,123,507             --             --      1,125,095
Shares issued for restructuring of convertible           723,450             --             --        724,500
   debentures (note 6)
Shares issued for license dispute (note 7)               127,023             --             --        127,125
Shares issued for legal fees (note 7)                     21,830             --             --         21,875
Options issued for services (note 7)                     329,426             --             --        329,426
Preferred shares issued in connection with private
   placement (note 7)                                  1,574,969             --             --      1,575,188
Net loss                                                      --             --    (14,679,286)   (14,679,286)
                                                     -----------     ----------   ------------   ------------

Balance at December 31, 1997                         $57,269,015     $   32,890   $(29,365,956)  $ 27,957,332
                                                     ===========     ==========   ============   ============


See accompanying notes to consolidated financial statements.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the Years Ended December 31, 1997 and 1996 and for the
Period From January 1, 1994 through December 31, 1997
================================================================================




                                                                                 YEAR ENDED DECEMBER 31,            PERIOD FROM
                                                                             --------------------------------      1/1/94 THROUGH
                                                                                 1997                1996             12/31/97
                                                                             ------------        ------------        ------------
Cash flows from operating activities:
  Net loss                                                                   $(14,679,286)       $ (6,826,250)       $(29,365,956)
  Adjustments to reconcile net loss to net cash provided by operating activities:
       Minority interest in loss                                                  (19,366)                 --             (19,366)
       Depreciation and amortization                                              687,679             379,247           1,293,213
       Write down of  management  agreements  and  licenses to estimated
         fair value                                                             7,166,956                  --           7,166,956
       Write down of investment in JJ&D, LLC                                      443,474                  --             443,474
       Write off of license options                                               330,882                  --             330,882
       Write down of prepaid management rights                                     81,563              36,250              81,563
       Gain on extinguishment of debt                                            (670,188)                 --            (670,188)
       Loss on extinguishment of debt                                             598,222                  --             598,222
       Gain on sale of assets held for resale                                          --                  --            (330,643)
       Shares issued for settlement of license dispute                            127,125                  --             127,125
       Amortization of debt discount                                              168,410              98,102             266,512
       Equity in losses from minority investments                                      --               1,322               1,322
       Expense associated with:
          Stock issued for services                                                21,875             281,119           2,605,036
          Options issued for services                                             329,430             866,250           4,037,464
       Change in operating assets and liabilities:
          Decrease in stock subscriptions receivable, net of
            stock subscribed                                                           --                  --            (637,193)
          (Increase) in accounts receivable                                       (98,638)            (98,057)           (196,695)
          Decrease (Increase) in inventory                                        108,343            (119,495)            (11,152)
          Decrease in due from General Communications, Inc.                            --              76,252                  --
          (Increase) in prepaid expense                                           (82,241)            (13,589)           (120,994)
          Increase (Decrease) in accounts payable                                 836,299             (30,710)          1,167,235
          Increase in accrued liabilities                                       1,106,029                  --           1,106,029
          Increase in unearned revenue                                            107,057                  --             107,057
          Increase in commission payable                                               --             175,600             524,800
          Increase in accrued interest                                            247,638             189,821             491,949
          Increase in other current liabilities                                   151,693                  --             151,693
                                                                             ------------        ------------        ------------
Net cash used in operating activities                                          (3,037,044)         (4,984,138)        (10,851,655)
                                                                             ------------        ------------        ------------
Cash flows from investing activities:
  Purchase of assets from General Communications, Inc.                                 --            (352,101)           (352,101)
  20% investment in JJ&D, LLC                                                          --            (100,000)           (100,000)
  Purchase of Airtel Communications, Inc. assets                                       --             (50,000)            (50,000)
  Purchase of CMRS and 800 SMR Network, Inc.                                           --          (3,547,000)         (3,547,000)
  Purchase of SMR station licenses                                                     --                  --          (1,398,575)
  Purchase of license options                                                    (211,550)           (775,545)         (1,686,445)
  Sale of management agreements & investment in options to acquire
     licenses                                                                     500,000                  --             500,000
  Purchase of property and equipment                                           (1,885,223)         (2,186,520)         (4,624,175)
  Sale of property and equipment                                                  827,841                  --             827,841
  Purchase of assets held for resale                                                   --                  --            (219,707)
  Sale of assets held for resale                                                       --                  --             700,000
  Increase in other non current assets                                            (11,123)                 --             (11,123)
                                                                             ------------        ------------        ------------
Net cash used in investing activities                                            (780,055)         (7,011,166)         (9,961,285)
                                                                             ------------        ------------        ------------

                                  (Continued)

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Cash Flows, Continued
For the Years Ended December 31, 1997 and 1996 and for the
Period From January 1, 1994 through December 31, 1997
================================================================================


                                                                                                             PERIOD FROM
                                                                         YEAR ENDED DECEMBER 31,               1/1/94
                                                                    --------------------------------          THROUGH
                                                                       1997                1996               12/31/97
                                                                    ------------        ------------        ------------
Cash flows from financing activities:
     Proceeds upon issuance of common stock                         $         --        $  1,944,941        $  4,316,543
     Proceeds upon issuance of preferred stock                         1,575,188           2,273,707           3,848,895
     Proceeds upon exercise of options - related                              --                  --              62,500
     Proceeds upon exercise of options - unrelated                            --           2,097,757           3,075,258
     Purchase and conversion of CCI stock                                     --                  --              45,000
     Advances from related parties                                            --                  --             767,734
     Payment of advances from related parties                                 --                  --             (73,000)
     Payments of long-term debt and capital lease obligations           (440,665)           (225,830)           (969,266)
     Proceeds from issuance of notes payable                                  --                  --             375,000
     Proceeds from issuance of long-term debt                          2,178,666           7,180,000          10,323,666
                                                                    ------------        ------------        ------------
Net cash provided by financing activities                              3,313,189          13,270,575          21,772,330
                                                                    ------------        ------------        ------------
Net increase in cash                                                    (503,910)          1,275,271             959,390
Cash at beginning of period                                            1,463,300             188,029                  --
                                                                    ------------        ------------        ------------
Cash at end of period                                               $    959,390        $  1,463,300        $    959,390
                                                                    ============        ============        ============
Supplemental disclosure of cash paid for:
     Taxes                                                          $         --        $         --        $         --
     Interest                                                       $     42,264        $    258,880        $    404,979
                                                                    ============        ============        ============

NON-CASH ACTIVITIES:

SEE NOTES 2,4,5,6,7,8 AND 9 FOR DISCLOSURE OF NON-CASH TRANSACTIONS.

See accompanying notes to consolidated financial statements.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 1997 and 1996
================================================================================


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

A. THE COMPANY AND BASIS OF PRESENTATION

The accompanying financial statements include the accounts of Chadmoore Wireless Group, Inc. and subsidiaries including majority owned joint ventures (the "Company"), and is a development stage company. The Company commenced formal operations in the state of Nevada on May 11, 1994, and was organized for the purpose of acquiring and operating Specialized Mobile Radio ("SMR") wireless communication systems.

In February 1995, the Company (formerly Capvest Internationale, Ltd. ("Capvest"), a publicly held entity) entered into a Plan of Reorganization
(Plan) whereby the Company exchanged 89% of its issued and outstanding stock for 85% of the restricted common shares of Chadmoore Communications, Inc. (CCI). Capvest has not had significant operations since its inception in 1988. Pursuant to the Plan, Capvest changed its name to Chadmoore Wireless Group, Inc.

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

Through December 31, 1997, the Company has been engaged primarily in the identification, development and acquisition of SMR systems and Options to Acquire SMR Stations and has therefore not commenced normal operations nor generated significant revenues. In addition, a development stage company is required to report the results of its operations and cash flow from inception to date. However, Capvest has been dormant since 1988 and CCI began operations on May 11, 1994. Therefore, the statements of operations, shareholders' equity and cash flows have been presented from January 1, 1994 (the beginning of the fiscal year of inception) to December 31, 1997.


B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of all majority owned companies and joint ventures. All significant inter-company balances and transactions have been eliminated in consolidation. Minority interest represents the minority partners' proportionate share in the venturer's equity or equity in income(loss) in the joint ventures.

C. INVENTORY

Inventories, which consist of merchandise and parts, are accounted for by the lower of cost (using the first-in first-out method) or net realizable value.

D. FCC LICENSES

FCC licenses are recorded at cost and consist of authorizations issued by the Federal Communications Commission (FCC) which allow the use of certain communications frequencies. FCC licenses have a primary term of five or ten years and are renewable for additional five-year periods for a nominal fee. Although there can be no assurance that the licenses will be renewed, management expects that the licenses will be renewed as they expire. FCC license costs and renewal fees are amortized using the straight-line method over 20 years and 5 years, respectively. The Company evaluates the recoverability of FCC licenses by determining whether the unamortized balance of this asset is expected to be recovered over its remaining life through projected undiscounted operating cash flows.


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

F. USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

G. REVENUES

The Company's only source of revenue through March 7, 1996 was management fee income from General Communications Radio Sales and Services, Inc. ("General"). In connection with these services, the Company recorded a management fee equal to the net cash flows of General. This revenue has been included as part of Other Income and Expense in the Statement of Operations through March 7, 1996. On March 8, 1996, the Company completed the asset purchase of General's assets and in May 1996, the Company completed the acquisition of Airtel Communications, Inc. and consummated Management and Option to Acquire Agreements with Airtel SMR, Inc. Throughout 1997 the Company continued to implement its business plan by rolling out commercial SMR service in an additional 19 cities. As of December 31, 1997 the Company had 21 markets where they were fully commercial and generating revenue. As such, the Company now recognizes revenue from monthly radio dispatch and interconnect services based on monthly access charges per radio, plus in the case of telephone interconnect service, revenue is recognized based on air time charges as used. Revenue is also recognized from equipment service upon acceptance by the customer of the work completed as well as from the sale of equipment when delivered. All services paid by the customer in advance are recorded as unearned revenue.

H. LOSS PER SHARE

Basic and diluted loss per share were computed in accordance with SFAS No. 128, "Earnings Per Share". Prior years have been restated to reflect the application of SFAS 128.

I. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity sections of a statement of financial position and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company is currently assessing the impact on the financial statements for the years ended December 31, 1997 and 1996, and believes that SFAS 130 will not result in comprehensive income different from net income as reported in the accompanying financial statements.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS
131). SFAS 131 establishes additional standards for segment reporting in financial statements and is effective for fiscal years beginning after December 15, 1997. The Company currently operates as one segment.

J. RECLASSIFICATIONS

Certain amounts in the 1996 Consolidated Financial Statements have been reclassified to conform with the 1997 presentation.

K. STOCK OPTION PLAN

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense could be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 123, Accounting for Stock Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply provisions of APB opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

L. IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial positions, results of operations, or liquidity.

(2) ACQUISITIONS

A. CMRS AND 800 STOCK PURCHASE AGREEMENT

On June 14, 1996, the Company executed a Stock Purchase Agreement with Libero Limited ("Libero") to purchase approximately 5,500 channels. Pursuant to the agreement, the Company acquired from Libero all the issued and outstanding common stock of CMRS Systems, Inc. ("CMRS") and 800 SMR Network, Inc. ("800") (jointly the "Management Companies"). The Management Companies engage in the business of constructing and managing mobile radio stations ("Stations"). The Management Companies entered into management agreements with certain companies (the "Companies"), pursuant to which CMRS or 800 agreed, in accordance with applicable "FCC" rules, regulations, and policies, to construct and manage all of the SMR stations for which the Companies received licenses from the FCC. The respective shareholders of the Companies granted to the Management Companies, options to acquire all of the stock of the Companies, at such time as all conditions of such transfer of control were met, as set forth in the FCC rules, regulations and policies and as required by 310 of the Communications Act of 1934, as amended by U.S.C.310, a Transfer of Control Application would be filed with the FCC.

The Company consummated such acquisition for combined consideration valued at $32,459,589. The Company has accounted for the acquisition under the purchase method of accounting. The purchase price was paid with (1) an aggregate cash consideration of $3,547,000; (2) 508,000 shares of the Company's restricted common stock valued at $1,910,010; and (3) a grant of an option to purchase 8,323,857 shares of common stock for a period of ten years at an exercise price of $0.50 per share valued at $26,981,579. An independent appraisal was obtained by the Company for value of the securities.

Based on the independent appraiser's estimate of the fair market value of the assets exchanged, $22,725,442 of the combined consideration was allocated to "Management Agreements" and the remaining $9,771,445 was allocated to "Investment in options to acquire licenses" (the "Options"). The exercise price under the Options was payable by the Management Companies with an amount of the Management Companies own stock equal to 10% of the then issued and outstanding stock. The Management Companies' stock was to be issued and allocated on a pro-rata basis to the licensees based on their individual license percentage of the total number of licenses. No cash consideration was payable upon exercise of the Options by either the Company or the Management Companies. (See Subsequent Events, Footnote 11).

Approximately 5,500 channels managed by 800 and CMRS Systems were included in a five year Extended Implementation Plan granted by the FCC on March 31, 1995, under Section 90.629 of the FCC rules, 47 C.F.R. 90.629. Under the Extended Implementation Plan the stations had to be constructed in accordance with a five-year construction plan. In December of 1995, the Company filed the required documents, as requested by the FCC, re-justifying the extended construction plan. In May of 1997, the FCC denied the re-justification plan and granted six months from the date of the denial to complete construction of the stations managed by 800 and CMRS. Under the Commission's decision, licenses for any stations not constructed before the six month deadline of November 20, 1997 would be canceled.

As a result of the ruling, the Company restructured its build-out plan and prioritized the channels based on detailed criteria relating to engineering specifications, demographics, competition, market conditions and dealer characteristics. Based on the results of prioritization and the construction deadline stipulated by the FCC, the Company believed the value of certain licenses under the Management Agreements and Options to Acquire Licenses had been impaired. For the approximately 5,500 channels, management allocated a portion of the original purchase price based on estimated fair market value determined by the criteria mentioned above. Based on this process, management estimated the Company would be able to meet FCC construction requirements on approximately 2,800 channels, before November 20, 1997. These channels were allocated an aggregate value of $25,329,931. The remaining channels, approximately 2,700, were determined to be impaired. As a result, the Company recorded a valuation allowance of $7,166,956 in the second quarter. As of November 20, 1997 the Company had met all of the FCC's construction requirements for approximately 3,800 of the 5,500 channels. As a result the Company exceeded its estimate by approximately 1,000 channels.

B. GENERAL COMMUNICATIONS ASSET PURCHASE AGREEMENT

On March 8, 1996, the Company finalized the General Communications Asset Purchase Agreement. In conjunction with this transaction, the Company purchased certain SMR equipment, land, building, other fixed assets, accounts receivable, inventory and FCC licenses for SMR channels in Memphis, Tennessee from General. Prior to the asset purchase and since November 1994, the Company was managing the daily operations of General for a management fee equal to the net cash flows of General.

The acquired assets were recorded at $834,569. The Company paid $345,609 in cash and issued 100,000 shares of restricted common stock with a fair market value on March 8, 1996, of $176,563, based on the discounted average closing bid and ask price of the Company's common stock trading on the NASD Electronic Bulletin Board. The Company's non-competition agreement, consulting agreement and note payable liabilities to General with a balance totaling $906,687, net of the corresponding non-competition and consulting agreement asset of $244,571 were canceled and a new note payable was issued. The new note is a 25-year, unsecured, non-interest bearing, negotiable promissory note with a face value of $4,110,000, scheduled to be repaid in 300 monthly installments.

The note's monthly payments are subject to Consumer Price Index (CPI) increases in years three through thirteen. The Company has assumed a CPI increase of 2.5% for recording purposes thereby reflecting the gross value of the note equal to $5,024,198. Interest on the note has been imputed at 9% giving a net present value of $1,208,869, net of unamortized discount of $3,815,329 amortized on the straight line method over the term of the note.

The following unaudited pro forma results of operations assume the acquisition occurred as of January 1, 1996:

                                                               YEAR ENDED
                                                              DECEMBER 31,
UNAUDITED PRO FORMA INFORMATION                                   1996
------------------------------------------------------------------------------
Revenues                                                 $      2,278,607
Net loss                                                       (6,824,049)
Basic net loss per common share                          $          (0.54)

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the General acquisition been consummated as of January 1, 1996, nor are they necessarily indicative of future operating results.

C. JJ&D, LLC INVESTMENT

On May 11, 1996, the Company purchased a 20% investment in JJ&D, LLC ("JJ&D") by tendering $100,000 in cash, issuing a $100,000 non-interest bearing 120 day note and issuing 298,507 options to purchase the Company's restricted common stock. At December 31, 1996, the investment was accounted for using the equity method of accounting. All significant intercompany transactions were eliminated and amortization of goodwill and equity in earnings was not material.

In 1997, the Company evaluated the recoverability of this asset in accordance with Statement of Financial Accounting Standards 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and determined it to be impaired based on expected future cash flows. The impairment measured by the amount in which the carrying amount exceeded the fair value of the asset, resulted in a write-down of $443,474, principally goodwill, charged to other income.

D. AIRTEL SMR, INC. MANAGEMENT AND OPTION TO ACQUIRE AGREEMENT

On May 11, 1996, the Company completed a Management and Option to Acquire Agreement with Airtel SMR, Inc., an operator of SMR stations. The Company assumed a $100,000 note payable, due May 1998, with interest at 12%. The Company received SMR equipment valued at $62,702, Management Agreements for one-year valued at $3,730 and an Option to Acquire the common stock of Airtel SMR, Inc. valued at $33,568. The allocated valuations of the Management Agreement and Option to Acquire Agreement were based on Management's estimates. Condensed financial information of Airtel SMR, Inc. has not been presented as it is not material to the results of operations of the Company. On February 23, 1997, the Company exercised its option to acquire the outstanding stock of Airtel SMR, Inc. for $75,000 cash and a 180 day, non-interest bearing note payable for $75,000. In addition, the $100,000 note payable previously assumed was to become due and payable upon the exercise of the option. The parties agreed to amend the terms of the note. The Company made an initial payment of $36,628, with the remaining $36,628 to be paid in 5 monthly installments of $4,707, and a final payment of $14,866. As of December 31, 1997, this note has a remaining balance of $10,158. In August 1997, the holder of the $75,000 note waived the note in exchange for SMR equipment having a cost basis of $50,000 to the Company. Therefore, the Company recorded FCC licenses with an estimated value of $125,000.

E. AIRTEL COMMUNICATIONS, INC. ASSET PURCHASE AGREEMENT

On May 11, 1996, the Company completed an Asset Purchase Agreement with Airtel Communications, Inc., an SMR sales organization. The Company paid $50,000 and received certain office equipment and rights to a customer list valued at $47,788. The customer list has been reviewed in accordance with SFAS 121 and the Company has determined, based on expected future benefit, that the value of this asset has been impaired. The customer list, net of accumulated amortization of $40,819 has been written off as a charge to income from operations. Condensed financial information of Airtel Communications, Inc. has not been presented as it is not material to the results of operations of the Company.

(3) PROPERTY AND EQUIPMENT

A. Property and equipment, which is recorded at cost and depreciated over their estimated useful lives, generally 5-10 years, consists primarily of SMR system components. The recorded amount of property and equipment capitalized and the related accumulated depreciation is as follows:

                                                                         DECEMBER 31,          DECEMBER 31,
                                                                             1997                  1996
                                                                       ----------------     ---------------
SMR systems and equipment                                              $      5,768,117     $     2,744,696
Buildings and improvements                                                      335,900             345,665
Land                                                                            102,500             102,500
Furniture and office equipment                                                  249,164             203,385
Leasehold improvements                                                            9,759                  --
                                                                       ----------------     ---------------
                                                                              6,465,440           3,396,246
Less accumulated depreciation                                                  (656,272)           (232,148)
                                                                       ----------------     ---------------
                                                                       $      5,809,168     $     3,164,098
                                                                       ================     ===============

JJ&D Master Purchase Agreement

In September of 1996, the Company signed a purchase agreement with JJ&D. The agreement gave the Company the option to purchase, within one year from the date of the agreement, certain specialized SMR equipment. In connection with the agreement, the Company granted 295,000 options, with an exercise price of $ 1.00 per share. The options vest at 1,000 per unit as the equipment is shipped. During 1996, 95 units were purchased and as a result, 95,000 options had vested. In September 1997, the agreement expired. The Company did not purchase additional units while the agreement was in existence. As a result, no additional options vested. Also JJ&D did not exercise their vested options. Upon the expiration of the agreement, 200,000 granted options lapsed. As of December 31, 1997, both parties are no longer obligated under this agreement.

(4) INVESTMENT IN LICENSE OPTIONS

A. LICENSE OPTION AGREEMENTS

The Company entered into various option agreements to acquire FCC licenses for SMR channels. The option agreements allow the Company to purchase licenses, subject to FCC approval, within a specified period of time after the agreement is signed. As of December 31, 1997, the Company exercised option agreements for approximately 480 channels for consideration of cash, notes payable and issuance of Common Stock totaling approximately $4,183,572. In relation to the exercise of the options for the channels, the Company has also incurred commission expense totaling $1,102,000. Additionally, the Company has made partial payments in cash and Common Stock totaling $1,393,012 toward the purchase of approximately 1,100 channels. Commission expense associated with these options is $2,310,000.

The Company amended several option agreements whereby the Company would make quarterly installment payments toward the purchase of channels. With respect to these agreements, the Company is in default thereof. There is approximately $300,000 of accrued installment payments recorded at December 31, 1997 in "Licenses - options payable". If the holder requests remedy, in writing, the Company has thirty days to remedy any deficiency by sending monies totaling all outstanding installment payments due such holder. The Company addresses each request on a case by case basis and determines, based on various factors, whether to pay the outstanding installment payments, purchase the license in full with a promissory note or cancel the option agreement. As of March 31, 1998, holders of such amended option agreements have not elected to terminate the options or exercise other available remedies. If the Company elects to cancel the option agreement all consideration paid is retained by the licensee and expensed accordingly by the Company. If the Company were to exercise the remaining outstanding option agreements for approximately 1,100 channels as of December 31, 1997, the obligations would total approximately $21 million.

Upon entering into an option agreement, the Company also entered into a management agreement with the licensee. The management agreements give the Company the right to manage the SMR systems, subject to the direction of the licensee, for a period of time prior to the transfer of the license to the Company as stated in the agreements, usually 2 to 5 years. During such period, revenues received by the Company will be shared with the licensee only after certain agreed-upon costs to construct the channels are recovered by the Company.


(5) GAIN ON SETTLEMENT OF DEBT

In September 1996, one of the Company's vendors signed a release agreement to accept $90,000 as full payment of all the Company's outstanding liability to it. Total outstanding liability at that time was $137,450. The resulting gain of $47,450 is reflected in the Company's statement of operations under gain on settlement of debt at December 31, 1996.

In September of 1996, the Company recorded an obligation to Libero in the amount of $2,082,116. This obligation was recorded as a restricted option prepayment and could only be reduced by the exercise of options by Libero in connection with the CMRS and 800 Stock Purchase Agreement (see note 2). In September 1997, the Company entered into a mutual termination agreement with Libero whereby all outstanding options were terminated and the remaining restricted option prepayment balance was forgiven. This resulted in a gain on settlement of debt of $670,188.

(6) LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                      DECEMBER 31,        DECEMBER 31,
                                                                                         1997                 1996
-------------------------------------------------------------------------------------------------------------------------
Note payable in connection with the asset purchase from General
(see Note 2), payable in monthly installments of $12,500 through February 1997;
$13,750 through February 1998; thereafter, monthly payments are subject to annual CPI increases through February 2008 at which time the monthly payments are capped through February 2021. Management has assumed annual CPI increases to be 2.5%. Non-interest bearing with interest imputed at 9%, net of unamortized
discount of $3,688,151 as of December 31, 1997.                                      $   1,201,160        $  1,223,330

Notes payable, two year, 8%, aggregate principal amount of $3,000,000, due
September 1998, principal and interest convertible into shares of the Company's
common stock (see note 7).                                                                      --             750,000

Notes payable, three year, 8%, aggregate principal amount of $5,000,000, due
June 1999, principal and interest convertible into shares of the Company's common
stock (see note 7).                                                                             --             400,000

Notes payable to MarCap in connection to the purchase of radio communications equipment, payable in 36 monthly installments maturing at various dates through
2000, interest rates from 10.625% to 11.15%, secured by a guarantee and stock
pledge agreement.                                                                          401,380             270,651

Note payable to MarCap in connection with the $2 million line of credit.
collateralized by certain assets of the Company, payable in 36 monthly installments through November 2000, including interest at 12%, secured by
guarantee and stock pledge agreement.                                                      470,264                  --

Note payable to Motorola Credit in connection with equipment purchase, payable
in three monthly installments ending January 1998                                           34,189                  --

Note payable, maturing in August 1998, 10 monthly principal payments of $162,750,
one interest payment of $425,000.                                                        1,627,500                  --

Notes payable to licensees, payable in 36 monthly installments beginning March
1998 through November 1998 and ending March 2001 through November 2001. Non interest bearing, interest imputed at 15%. Aggregate face amount of $4,131,194
net discount of $964,386.                                                                3,166,808                  --

Notes payable to Joint ventures to be paid from positive cash flow of
the related LLC. Non interest bearing, interest imputed at 15%.                            325,639                  --

Note payable in connection with asset purchase, maturing May 1998, including
interest at 12%.                                                                            10,158              73,256

                                                                                     -------------        ------------
                                                                                         7,237,048           2,717,237
Less current installments                                                               (2,622,891)           (217,096)
                                                                                     -------------        ------------
                                                                                     $   4,614,157        $  2,500,141
                                                                                     =============        ============

Aggregate maturity of debt, net of discount, for the next five years is as follows:

                                                      --------------
Year ended December 31
    1998                                              $    2,622,891
    1999                                                   1,533,525
    2000                                                   1,460,629
    2001                                                     507,826
    2002                                                      33,310
    Thereafter                                             1,078,867
                                                      --------------
                                                      $    7,237,048
                                                      ==============

A. DEBT ISSUANCES AND CONVERSIONS

In June 1996, the Company issued $4.0 million out of a $5.0 million offering of 8%, three year, convertible notes payable. The Company received $3,580,000, net of placement fees of $420,000, which are accounted for as a reduction of the obligation amortized on the straight-line method which approximates the effective interest method. Subsequent to June 1996, the Company placed the remaining $1.0 million convertible notes and received $900,000, net of placement fees of $100,000. Principal and accrued interest are convertible into common stock at a conversion price for each share of common stock equal to the market price of the common stock. Market price is defined as the lessor of (a) a 27-1/2% discount of the 5 day average closing bid price of the common stock, as reported by the National Association of Securities Dealers Electronic Bulletin Board, for the previous 5 business days ending on the day before the conversion date, or (b) the closing bid on the closing date of the sale. During 1996, certain holders tendered $4.6 million of the convertible notes and $80,432 of accrued interest for conversion into 2,187,029 shares of the Company's common stock.

In September 1996, the Company issued a new debt offering of $3.0 million of 8%, two-year convertible notes. The Company received $2.7 million, net of placement fees of $300,000. The Company issued 30,000 shares of common stock in connection with the placement of the convertible notes. Principal and accrued interest are convertible into common stock at a conversion price for each share of common stock equal to the market price of the common stock. Market price is defined as the lessor of (a) a 27-1/2% discount of the 5 day average closing bid price of the common stock, as reported by the National Association of Securities Dealers Electronic Bulletin Board, for the previous 5 business days ending on the day before the conversion date, or (b) the closing bid on the closing date of the sale. During 1996, the holder tendered $2.0 million of the convertible notes and $30,673 of accrued interest for conversion into 1,366,184 shares of the Company's common stock. On December 27, 1996, the holder tendered $250,000 of the convertible notes and $5,945 of accrued interest for conversion into 231,744 shares of the Company's common stock. The unissued common stock and the value of these shares of $255,945 is recorded as common stock subscribed in shareholders' equity (deficiency) at December 31, 1996.

In February 1997, the Company executed a Securities Placement Agreement to place a minimum of $1,000,000 and maximum of $4,000,000 of the Company's three year, 8% convertible Debentures. Principal and interest are convertible into shares of the Company's common stock. In addition, the Securities Purchase Agreement calls for the issuance of 75,000 warrants to purchase shares of the Company's common stock at an exercise price of $2.50 per share for each $1,000,000 of 8% convertible Debentures placed. The warrants are exercisable for three years from date of grant. On February 19, 1997, the Company placed $1,000,000 of the 8% Convertible Debentures and received $860,000, net of $140,000 of placement fees. The Company granted 75,000 warrants in connection with the placement. In addition, the Company granted 30,000 warrants at an exercise price of $1.50 per share in connection with the placement. On February 24, 1997, the Company placed an additional $750,000 of the 8% Convertible Debentures and received $670,000, net of $80,000 in placement fees. The Company granted 56,250 warrants in connection with the placement. In addition, the Company granted 22,500 warrants at an exercise price of $1.50 per share in connection with the placement. Principal and accrued interest are convertible at a conversion price for each share of common stock equal to the lesser of (a) $1.37 or (b) a discount of 25% for principal and accrued interest held up to 90 days from the closing date, a discount of 27-1/2% for principal and accrued interest held for 91 to 130 days from the closing date or a discount of 30-1/2% for principal and accrued interest held for more than 131 days. The discount will apply to the average closing bid price for the 5 trading days ending on the date before the conversion date, as represented by the National Association of Securities Dealers and Electronic Bulletin Board.

On June 10, 1997 the holder of the $1,750,000 three-year 8% convertible Debenture discussed above, tendered a notice of payment for penalties in the amount of $52,500. The penalties were a result of the Company's nonperformance to prepare and have declared effective, a registration statement with the Securities and Exchange Commission to register the shares underlying the convertible Debentures within 110 days from the date of closing. In addition, on July 31, 1997, and August 1, 1997, the holder tendered to the Company notices of conversion, pursuant to Regulation S, for $100,000 and $50,000 of principal, respectively. The notices as tendered did not comply with the requirements of Regulation S. The Company therefore did not issue the requested stock. If the Company had been compelled to issue all of the stock into which the Debenture is convertible, Management believes the effect on the Company's stock price and liquidity could have been severe.

In September 1997, the holder of the convertible Debenture entered into an agreement with the Company to restructure the convertible Debenture financing described above (the "Debenture Restructuring Agreement"). Under the Debenture Restructuring Agreement the holder agreed to restrict the holder's daily sales of Company stock to not more than 10% of its total trading volume on the NASDAQ bulletin board (but, notwithstanding the foregoing restriction the holder may sell up to 100,000 shares per month). In addition, the Debenture Restructuring Agreement also requires the holder to exchange the convertible Debenture (including rights to all accrued interest and penalties) for a new debenture (the "New Debenture") with a maturity date of August 31, 1998, in the principal amount of $1,627,500, payable in ten monthly payments of $162,750. These payments can be made in cash or stock at the then current market price (at the Company's option). Interest, in the liquidated amount of $425,000, can also be paid, by the Company, in cash or stock at the then current market price and is payable in September 1998. The New Debenture is required to be secured by specified Company assets with a value of at least 150% of principal outstanding. Pursuant to the Restructuring Agreement, the holder also received 1,050,000 shares of common stock, which represented: payment of principal, interest through September 1997, and penalties. The common stock was issued at the current market price on date of execution.

The Company has accounted for the transaction in accordance with the provisions of FASB 125, "Accounting for Transfers and Servicing of Financial Asset and Extinguishment of Liabilities", wherein gain or loss on extinguishment is the difference between the total reacquisition cost of the debt, to the debtor, and the net carrying amount of the $1,750,000 Convertible Debenture on the Company's books on the date of extinguishment, except, pursuant to Emerging Issues Task Force 85-2 the Company classified the expense of $598,222 as costs incurred attributable to the Stand-Still agreement and not as an extraordinary item.

B. LEASE COMMITMENTS

The Company entered into a new lease for its corporate offices and warehouse facilities in Las Vegas, Nevada, commencing in December 1997, under a non-cancelable operating lease agreement which expires in March 2002.

Terms of the lease provide for minimum monthly lease payments of $16,331 including operating expenses. The agreement provides for annual adjustments to the minimum monthly lease payment based on the consumer price index as defined therein.

In addition, the Company leases sales facilities in Little Rock, AR and Southaven, MS with monthly lease payments of $ 915 and $ 905, respectively.

The Company is obligated under two capital leases for various SMR equipment. In addition, the Company leases certain antenna sites for transmission of SMR services. The terms of these leases range from month-to-month to 5 years, with options to renew.

Future minimum payments associated with the leases described herein, including renewal options are as follows:

                                                            CAPITAL      OPERATING
                                                             LEASES        LEASES
                                                          -----------  ----------
Years ended December 31:
       1998                                               $    16,081  $  828,989
       1999                                                        --     407,743
       2000                                                        --     365,066
       2001                                                        --     312,416
       2002                                                        --     244,400
                                                          -----------  ----------
                                                          $    16,081  $2,158,614
                                                          ===========  ==========

Total minimum lease payments                              $    16,081
Imputed interest                                                 (558)
                                                          -----------  ----------
Present value of minimum capitalized lease payments            15,523
Less current portion                                          (15,523)
                                                          -----------  ----------

Long-term capitalized lease obligations                   $       --
                                                          ===========  ==========

Total rent expense for the year ended December 31, 1997 and 1996 amounted to $79,642 and $66,728, respectively.

C. MOTOROLA PURCHASE AND FINANCE AGREEMENTS

On October 25, 1996, the Company's subsidiary CCI signed a purchase agreement with Motorola to purchase approximately $10.0 million of Motorola's radio communications equipment, including 144 SmartNet II trunked radio systems. The agreement requires that the equipment be purchased within 30 months, since extended to 42 months of the effective date of the agreement (initial shipping of the equipment). To date, approximately 20% of the Company's equipment has been purchased from Motorola. If the Company was unable to use Motorola as a vendor, it could have a materially adverse effect on the Company.

In connection with this purchase agreement, CCI entered into a Financing and Security Agreement with Motorola (the " Motorola Loan Facility") for the equipment stated above. This agreement allows CCI to borrow up to a total of $5.0 million. This Motorola Loan Facility is available for drawdowns during the effective term of the purchase agreement as extended. The facility allows no more than one drawdown per month. Each of the drawdowns is evidenced by a separate promissory note (the "Promissory Note"). Principal and interest on the Promissory Note are payable in arrears monthly for a period of 36 months from the funding date. The Loan Facility closed on October 29, 1996, and is subject to certain pledges, representations, warranties and covenants. As a part of the financing provided pursuant to the purchase agreement between CCI and Motorola, the Company executed a guaranty and security agreement with Motorola, pursuant to which the Company unconditionally and irrevocably guarantees the obligations of CCI under the purchase agreement. The guaranty and security agreement contains various financial and other covenants of the Company. As of December 31, 1997, the Company was indebted for approximately $401,000 under the Loan Facility.

In addition to the guaranty & security agreement, the Company also executed a Stock Pledge Agreement "Agreement" with Motorola. The Agreement grants to Motorola a first priority security interest in all of the Company's right, title and interest to all shares of common stock of Chadmoore Communications of Tennessee (a wholly owned subsidiary of the Company). The Agreement also entitles Motorola to all subscriptions, warrants and other rights or options issued to or exercisable by the Company with respect to the common stock, of the subsidiary.

In August 1997, Motorola, with the Company's concurrence, assigned all of its interest in the Motorola Loan Facility to the MarCap Corporation. In October 1997, CCI entered into a First Amendment to the Financing Security Agreement with MarCap, ("Amendment"). In conjunction with the Amendment, MarCap extended a line of credit for up to $2,000,000 ("MarCap Facility"). There is approximately $1.5 million available to the Company at December 31, 1997. The MarCap Facility is secured by pledges of stock in certain subsidiaries holding licenses, assignment of various membership interests in Joint Ventures, and a cross-pledge of all collateral previously granted to Motorola, Inc. in connection with the original Financing and Security Agreement. Advances under the MarCap Facility are subject to prepayment fees in the amount of 5% of the principal amount if prepaid during the fist 12 months, 4% if prepaid during the second 12 months, and 3% in prepaid during the last 12 months of the term relating to the related advance. The debt covenants as designated in the original Financing and Security Agreement remained unchanged following the reassignment to MarCap. As of December 31, 1997, the Company was not in compliance with said debt covenants, such as, tangible net worth, minimum annualized revenue and cash flow to debt. However, the necessary debt waiver was obtained. Subsequently, the Company has renegotiated the covenants stipulated in the agreement and the Company is in compliance thereof.

(7) EQUITY TRANSACTIONS

A. PRIVATE PLACEMENT

In 1995, the Company prepared a Private Placement Memorandum ("PPM") offering one million units at a price of $2.00 per unit. In March 1996, the Company sold 549,417 PPM units, 441,666 of which were sold at a discount of $.50. As a result, the Company expensed $220,833 in connection with the sale of these units which is included in general and administrative expense in the statement of operations for the year ending December 31, 1996.

The Company also sold 430,000 shares of restricted common stock to these foreign investors and received proceeds of $645,000.

B. PREFERRED STOCK PRIVATE PLACEMENT

In April 1996, the Company issued 250,000 shares of preferred stock (Series A) in exchange for $2,273,457, net of expenses totalling $226,293. Additionally, in June 1996 the Company issued warrants to purchase 150,000 shares of common stock as prescribed under the agreement. The preferred stock was converted to 977,057 shares of common stock in June 1996.

On December 23, 1997, the Company concluded a private placement of 219,000 shares of Series B Convertible Preferred Stock (the "Preferred Stock") and warrants to purchase 420,000 shares of the Company's common stock, of which 223,937 Warrants were issued at closing and 196,063 Warrants remained to be issued as of December 31, 1997. The Company received proceeds from the placement of $1,600,000 net of placement fees of $24,812. The preferred stock is convertible into common at the average trading price as defined. The Company shall pay a dividend on each share of Preferred Stock at the rate of 8% per annum of the liquidation preference of $10.00 per share for each share of Preferred Stock, accruing from date of issuance. The dividend is payable quarterly in cash or common stock at the option of the Company, is cumulative and is calculated at the price at which the Preferred Stock may be converted into shares of common stock of the Company on the date when converted or quarterly based upon the last day of each quarter with the valuation determined as if that was a Conversion Date. The warrants, which have an exercise price equal to the fair value of the Company's common stock on the closing date of the transaction, were deemed to have an estimated fair value equal to zero and accordingly, all of the net proceeds from the transaction were allocated to the preferred stock. The holders of the Preferred Stock and Warrants are restricted from converting an amount which would cause them to exceed more than 4.99% beneficial ownership of the Company's Common Stock determined in accordance with
Section 13(d) of the Securities Exchange Act of 1934, as amended. If for any reason, while any of the Preferred Stock and Warrants are outstanding, Regulation S is rescinded or modified so as to preclude the holders of the Preferred Stock and Warrants from relying on Regulation S, the holders of the Preferred Stock and Warrants may demand the Company to register the Preferred Stock and Warrants.

C. LICENSE PURCHASE

In February 1996, the Company made a down payment on 8 license options and agreed to issue 11,440 restricted shares of its common stock as payment of the full option price which is 40% of the purchase price of these licenses. The shares have been valued at $32,890 and have been recorded as an investment in license options and common stock subscribed at December 31, 1997.

D. DEBT CONVERSIONS

During 1996, certain holders of the 8% three-year, convertible notes payable tendered approximately $6.5 million of convertible notes and $117,000 of accrued interest for conversion into 3,784,957 shares of the Company's common stock, of which 231,744 of the shares issued were recorded as common stock subscribed at December 31, 1996.

During 1997, certain holders of the 8%, three year, convertible notes payable, tendered $1,150,000 of convertible notes and $48,907 of accrued interest for conversion into 1,587,527 shares of the Company's common stock. The unamortized debt issuance costs were netted against the $1,150,000 of convertible notes tendered.

E. CONSULTING

The Company issued 62,500 and 45,574 shares of restricted common stock for legal services in 1996 and 1997 respectively. The value related to the shares was based on the fair market value at the date of grant and totaled $62,500 and $21,875 respectively. The legal services amount was expensed during the year ended December 31, 1996 and 1997 and is included in the consolidated statement of operations as general and administrative expense for each year.

In January 1996, the Company's Board of Directors approved and issued 450,000 shares of restricted common stock in lieu of a cash payment of $153,000 for consulting services. The expense related to the shares was based on the fair market value at the date of grant and totaled $866,250. This amount was expensed during the year ended December 31, 1996, and is included in the consolidated statement of operations as general and administrative expense.


F. STOCK RETIREMENT

In September 1996, Libero tendered funds, in the amount $2,082,116, to a former officer and director of the Company. In consideration of the funds received, the Company's former officer and director tendered 1,514,266 shares of the Company's common stock to the Company which were canceled. In consideration for the shares, the Company recorded an obligation to Libero in the amount of $2,082,116 which could only be used for the future amount of option exercises. In
September 1997, the Company entered into a mutual termination agreement with Libero, whereby all outstanding options were terminated and the remaining restricted option payment balance was forgiven. This resulted in a gain on settlement of debt of $670,188.

G. OPTIONS

During 1997, the Company granted stock options to purchase 2,062,723 shares of the Company's common stock. The options were issued to consultants and various employees under the Company's Employee Stock Option Plan.


                                                                 NUMBER
STOCK OPTIONS                                                   OF SHARES
                                                               ----------
Outstanding at December 31, 1994
Granted at $0.50-$5.50 per share                                3,937,136
Less exercised at $0.50-$1.50 per share                          (865,000)
Lapsed or canceled
                                                               ----------
Outstanding at December 31, 1995                                3,072,136
Granted at $.37-$6.00 per share                                11,417,364
Less exercised at $0.37-$2.50 per share                        (4,470,000)
Lapsed or canceled                                               (376,532)
                                                               ----------
Outstanding at December 31, 1996                                9,642,968
Granted at $.50-1.50 per share                                  2,062,723
Less exercised at $.50 per share                                 (323,857)
Lapsed or canceled                                             (6,623,507)
                                                               ----------
Outstanding at December 31, 1997                                4,758,327
                                                               ==========

Compensation expense associated with the issuance of options was $329,426 and $866,250 for the years ended December 31, 1997 and 1996, respectively.

The weighted average fair value of each of the options issued during the year ended December 31, 1997, substantially all of which were granted at a price exceeding the then current market price as estimated by management, to be $413,525 using an option pricing model (Black-Scholes) with the following assumptions: dividend yield of 0%; expected option life of 1 year; volatility of 42.48% and risk free interest rate of 5.73%.

The following table summarizes information about stock options outstanding at December 31, 1997:

                      Number        Weighted        Weighted        Number          Weighted
    Range of      outstanding        Average         average     exercisable at      average
    exercise      at December       remaining        exercise     December 31,       exercise
     price         31, 1997     contractual life     price           1997             price
     $0.50         2,062,723    1,085 days           $0.50        1,142,723             N/A

     $1.00           120,000    1,096 days           $1.00          120,000             N/A

     $1.50           620,000      521 days           $1.50          620,000             N/A

     $2.00           300,000    1,096 days           $2.00          300,000             N/A

     $2.50         1,255,604      230 days           $2.50        1,255,604             N/A

  $4.00-$6.00        400,000      550 days           $4.88          400,000             N/A

The Company applied APB Opinion No. 25 in accounting for its stock options and warrants and, accordingly, compensation cost of $866,250 in 1996 and 329,426 in 1997 has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amount indicated below:

                                      DECEMBER 31, 1997      DECEMBER 31, 1996
------------------------------------------------------------------------------
Net income         As reported       $   (14,679,286)       $   (6,826,250)
 (Loss)            Pro forma             (14,763,385)          (10,049,448)

EPS                As reported       $          (.73)       $         (.55)
                   Pro forma                    (.74)                 (.81)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes' option-pricing model with the following weighted average assumptions: expected volatility of 42.48%, risk free interest rate of 5.73% and expected life of one year for the options.

Pro forma net income reflects only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of four years, and compensation cost for options granted prior to January 1, 1996 is not considered.

H. WARRANTS

During the Year ended December 31, 1997, the Company issued warrants in conjunction with the following transactions:

*       300,000 issued in connection with legal fees
* 183,750 issued in connection with the placement of $1.75 million of convertible debentures, 8%, due February 2000.
* 420,000 issued in connection with Series B Preferred Stock Placement, of which 223,937 were issued and 196,063 are to be issued.

During the Year ended December 31, 1996, the Company issued warrants in conjunction with the following transactions:

*       340,584 issued in connection with the sale of private placement units.
* 200,000 issued in connection with the Series A preferred stock placement.
* 182,000 issued in connection with the placement of $5.0 million of convertible debentures, 8%, due June, 1999.
* 100,000 issued in connection with the placement of $3.0 million of convertible debentures, 8%, due September, 1998

During the year ended December 31, 1995, the Company issued warrants in conjunction with the following transactions:

* 763,584 issued in connection with the private placement unit sales (see "private placement").

* 30,000 issued as part of the conversion of CCI common stock to Chadmoore Wireless Group, Inc. common stock.
* 51,667 issued in addition to common shares issued lieu of cash payment on notes payable (note 9).
*       55,250 issued in lieu of cash payment for consulting services.
* 208,833 issued in connection with the private placement unit sales, but were subscribed at December 31, 1996.

Each warrant can be exercised for one share of the Company's common stock. The following is a summary of warrants outstanding and their terms as of December 31, 1997:

                                                                    NUMBER
WARRANTS                                                           OF SHARES
                                                                   ---------
Outstanding at December 31, 1994                                          --
Granted at $2.50-$5.00 per share                                   1,109,334
Less exercised                                                            --
Lapsed or canceled                                                        --
                                                                   ---------
Outstanding at December 31, 1995                                   1,109,334
Granted at $1.50 - $4.00 per share                                   822,584
Less exercised                                                            --
Lapsed or canceled                                                        --
                                                                   ---------
Outstanding at December 31, 1996                                   1,931,918
Granted at $1.00-$2.50 per share                                     483,750
Granted at average trading price as defined                          223,937
Less exercised                                                            --
Lapsed or canceled                                                        --
                                                                   ---------

Outstanding at December 31, 1997                                   2,639,605
                                                                   =========

I. MINORITY INTEREST

Prior to the reverse merger, the Company sold restricted common stock in its subsidiary, CCI, to a third party totaling 700,000 shares. The holder of such shares has not yet elected to convert these shares of CCI to shares of Chadmoore Wireless Group, Inc. As per the amended and restated stock subscription agreement dated January 13, 1996, the third party has options to purchase 2.1 million shares of restricted common stock of CCI. The options are exercisable ranging from six months from the closing date of the amended and restated stock subscription agreement through eight years from such date. As of July 13, 1996, 700,000 options that were exercisable at $1.50 per share were unexercised by the third party and thus expired on that date. Options to purchase 1.4 million shares of CCI remain outstanding at December 31, 1997 at the following exercise prices:

          NUMBER                                               OPTION
        OF OPTIONS   OPTION TYPE       EXERCISE PRICE      EXPIRATION DATE
--------------------------------------------------------------------------
         700,000          A                $ 2.50             1/13/2000
         700,000          B                $ 4.00             1/13/2004


The Company has entered into ten joint venture agreements with its dealers ("Minority Venturer"), to finance, install, optimize and aggressively load SMR systems in selected markets. The Company has ownership percentages ranging from 60% to 93% in such joint ventures, and has complete operating responsibility in all cases, subject to ultimate licensee control, if applicable. The Minority Venturer is responsible for loading the system and must meet mutually agreeable minimum loading standards.

The Company contributed the channels necessary to provide initial commercial service. The Minority Venturer contributed a percentage of the system equipment equal to their ownership interest and financed the balance of the capital requirement necessary to bring the individual market to initial commercial service with a liability which was discounted on a present value basis at a 15% imputed interest rate. This financing will be repaid only from positive cash flow from the system in that market.

To keep the motivational aspects of the dealer partner program but reduce the effective capital cost to the Company, in selected markets for which full-scale roll-out has yet to occur the Company anticipates implementing a modified dealer partner arrangement in which the dealer would contribute approximately 25% to 60% (depending on market size) towards initial market roll-out costs in return for a 10% interest in the local system. This investment is a capital contribution, and is not recouped from system earnings. Based on the speed and extent of loading subscribers onto such system, the dealer partner would have incentive opportunities to earn up to an additional 10% interest in the system.

J. Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). SFAS No. 128 supersedes APB Opinion No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is computed similarly to fully diluted EPS under APB Opinion No. 15. The following is a reconciliation of the basic and diluted EPS computations for income/(loss) available to Common Stockholders.

                                                                                    Period from
                                                                                   January 1, 1994
                                               December 31,        December 31,       through
                                                  1997                1996        December 31, 1997
Basic and Diluted Earnings per Share:

Shares outstanding at beginning of
  period                                       17,823,445           8,387,064            --

Shares issued for conversion of debentures      1,372,412             852,609       1,559,093

Shares issued for option exercised                308,773           1,528,536       1,976,903

Shares issued for restructuring of
  convertible debentures                          296,301                  --          74,025

Shares issued for stock subscribed                230,474                  --          57,579

Shares issued for license dispute                  28,574                  --           7,170

Canceled shares                                        --            (378,567)       (473,662)

Shares issued in connection with
  private placement                                    --             450,784         669,565

Preferred Stock converted to common stock              --             547,135         380,493

Shares issued for cash                                 --             822,483       4,940,138

Shares issued for assets purchased                     --             174,172         655,698

Shares issued for services                          1,623                  --         340,645
                                             ------------        ------------   -------------
Weighted average common shares outstanding     20,061,602          12,384,216      10,187,647
                                             ============        ============    ============
Net loss available common shareholders       $(14,679,286)       $ (6,826,250)   $(29,365,956)
                                             ============        ============    ============
Basic and diluted loss per common shares             (.73)               (.55)          (2.88)


The following potentially dilutive securities were not included in the computation of dilutive EPS because the effect of doing so would be antidilutive.


                                   December 31,             December 31,
                                     1997                     1996

Options                            4,758,327                6,162,364
Warrants                           2,639,603                1,931,917
Convertible Preferred Stock        4,562,500                       --
Convertible debentures                    --                1,053,640
                                  ----------                ---------
                                  11,960,430                9,147,921
                                  ==========                =========

(8) INCOME TAXES

Since inception, the Company has incurred net operating losses for both financial reporting and income tax purposes. As of December 31, 1997, the Company has net operating loss carry forwards for income tax reporting purposes totaling approximately $29 million. A deferred tax asset is provided when, in management's opinion, it is more likely than not that the deferred tax asset will be realized. The deferred tax asset results primarily from net operating losses and write downs of certain intangibles taken for book not currently deductible for tax. To the extent the Company is not able to determine that it is more likely than not that net deferred tax assets will be realized prior to expiration, a valuation allowance is recorded to reduce the net deferred tax asset to the amount which is more likely than not to be realized. A valuation allowance has been provided for 100% of such asset since the likelihood of realization cannot be determined.

Total income tax expense (benefit) differed from the "expected" income tax expense (benefit) determined by applying the statutory federal income tax rate of 35% as follows:

"Expected" statutory tax expense (benefit)                                                  $   (5,157,501)
Increase (reduction) in income taxes (benefit) resulting from:
      Change in the beginning of year balance of the valuation  allowance for deferred tax
        assets allocated to income tax expense (benefit)                                         5,157,501
                                                                                            --------------

                                                                                            $           --
                                                                                            ==============

 .

(9) RELATED PARTY TRANSACTIONS

During 1997, the Company traded, with a stockholder in JJ&D, one hundred channels, with a cost basis of $1 million, in exchange for certain specialized SMR equipment with a similar market value and no gain or loss was recognized on the transaction. These channels were non-strategic to the Company's business plan.

(10) COMMITMENTS AND CONTINGENCIES

A. LICENSE OPTION CONTINGENCIES

Goodman/Chan Waiver. Nationwide Digital Data Corp. and Metropolitan Communications Corp. among others (collectively, "NDD/Metropolitan"), traded in the selling of SMR application preparation and filing services to the general public. Most of the purchasers in these activities had little or no experience in the wireless communications industry. Based on evidence that NDD/Metropolitan had been unable to fulfill their construction and operation obligations to over 4,000 applicants who had received FCC licenses through NDD/Metropolitan, the Federal Trade Commission ("FTC") filed suit against NDD/Metropolitan in January, 1993, in the Federal District Court for the Southern District of New York ("District Court").

The District Court appointed Daniel R. Goodman ("the Receiver"), to preserve the assets of NDD/Metropolitan. In the course of the Receiver's duties, he together with a licensee, Dr. Robert Chan, who had received several FCC licenses through NDD/Metropolitan's services, filed a request to extend the construction period for each of over 4,000 SMR stations. At that time, licensees of most of the stations included in the waiver request ("Receivership Stations") were subject to an eight month construction period. On May 24, 1995, the FCC granted the request for extension. The FCC reasoned that the Receivership Stations were subject to regulation as CMRS stations, but had not been granted the extended construction period to be awarded all CMRS licensees. Thus, in an effort to be consistent in its treatment of similarly situated licensees, the FCC granted an additional four months in which to construct and place the Receivership Stations in operation. The grant of the Goodman/Chan Waiver is to become effective upon publication in the Federal Register. As of this date, the Goodman/Chan Waiver has not been published in the Federal Register.

The FCC has never released a list of stations it considers to be Receivership Stations, in spite of repeated requests by the Company. Nonetheless, on the basis of release to the Company, by the Receiver, of a list of the Receivership Stations believed by the Receiver to be subject to Management and Option agreements with or held by the Company, the Company believes that approximately 800 of the licenses that it owns or manages are Receivership Stations. For its own licenses and under the direction of each licensee for managed stations, the Company has proceeded with the construction of Receivership Stations. Because the FCC has not released its final order for publication, no assurance can be given that any of such stations owned or managed by the Company will obtain relief with respect to deadlines for timely construction pursuant to FCC rules. The Company believes that the Goodman/Chan decision will be published during 1998, however, significant delay by the FCC in publishing the Goodman/Chan Waiver in the Federal Register would necessitate a re-prioritization of the Company's roll-out plan.

The Receiver has requested that the Company replace some of the existing Management and Option Agreements with Goodman/Chan licensees with promissory notes. The Company engaged in discussions with the Receiver in this regard, but did not reach a final determination and concluded that no further discussions are warranted at this time. However, there can be no assurances that the Receiver would not decide to take actions in the future to challenge the Company's agreements with Goodman/Chan licensees, including the Company's rights to licenses under such agreements, in an effort to enhance the value of the Receivership Estate.

Approximately 5,500 channels managed by 800 and CMRS were included in a five year Extended Implentation Plan granted by the FCC on March 31, 1995, under
Section 90.629 of the FCC rules, 47 G.F.R. 90.629. Under the Extended Implentation Plan the stations had to be constructed in accordance with a five-year construction plan. In December of 1995, the company filed the required documents, as requested by the FCC, re-justifying the extended construction plan. In May of 1997, the FCC denied the re-justification plan and granted six months from the date of the denial to complete construction of the stations managed by 800 and CMRS. Under the Commission's decision, licenses for any stations not constructed before the six month deadline of November 20, 1997 would be canceled.

As a result of the ruling, the Company restructured its build-out plan and prioritized the channels based on detailed criteria relating to engineering specifications, demographics, competition, market conditions and dealer characteristics. Based on the results of prioritization and the construction deadline stipulated by the FCC, the Company believed the value of certain licenses under the Management Agreements and Options to Acquire Licenses had been impaired. For the approximately 5,500 channels, management allocated a portion of the original purchase price based on estimated fair market value determined by the criteria mentioned above. Based on this process, management estimated the Company would be able to meet FCC construction requirements on approximately 2,800 channels, before November 20, 1997. These channels were allocated an aggregate value of $25,329,931. The remaining channels, approximately 2,700, were determined to be impaired. As a result, the company recorded a valuation allowance of $7,166,956. As of November 20, 1997 the Company had met all of the FCC's construction requirements for approximately 3,800 of the 5,500 channels. As a result the Company exceeded its estimate by approximately 1,000 channels.

B. LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

On June 16, 1995, CCI filed a request for approval of an extended implementation plan for the construction of over two thousand SMR stations with the FCC. On December 15, 1995, the FCC denied that request. On January 21, 1996, CCI appealed the denial to the U.S. Court of Appeals for the District of Columbia Circuit. Briefs were filed and oral argument was heard on November 5, 1996. The Court has not issued an opinion. Based on relevant precedent, the Company believes there is substantial basis for the appeal. It cannot predict when the Court will issue an opinion, or whether that opinion will be favorable to the Company. If the Court denies the Appeal, the licenses for a small number of the stations CCI manages may be automatically canceled. Licenses for other stations CCI manages have been preserved by the Goodman/Chan Waiver or were otherwise timely constructed and not subject to the above.

On April 3, 1997, Airnet, Inc. ("Airnet") served a summons and complaint on the Company, alleging claims related to a proposed merger between Airnet and the Company that never materialized. In particular, Airnet has alleged that a certain "letter of intent" obligated the parties to complete the proposed merger. The Company denies this allegation. In its complaint, Airnet has alleged the following purported causes of action against the Company: breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with prospective economic advantage, intentional interference with contractual relationship, including breach of contract, false promise and conversion. Airnet has also purported to seek the following relief from the Company: $28,000,000 in compensatory damages plus interest, punitive damages, costs of suit and attorney's fees. The Company challenged the sufficiency of the complaint as to most of the purported causes of action on the grounds that these purported causes of action fail to state facts sufficient to constitute a cause of action. The Company also challenged the sufficiency of the punitive damages allegations on the grounds that the compliant fails to state facts sufficient to support these allegations. Rather than oppose these challenges to its complaint, Airnet elected to file a first amended complaint. Believing that Airnet's amendments were immaterial the Company renewed its challenges to Airnet's pleading. On September 9, 1997, the court sustained the Company's demurrers to Airnet's claims for damages based on the Company's alleged failure to complete the merger and to Airnet's claims for conversion. At Airnet's request, the court allowed Airnet to amend its pleading a second time to attempt to state these claims, and Airnet's new complaint asserts claims for breach of contract, anticipatory breach of contract, intentional interference with prospective economic advantage, interference with contractual relationship, inducing breach of contract and false promise. The Company again filed demurrers challenging certain of the claims in Airnet's pleading. On January 16, 1998, the Court overruled the Company's demurrers to the Second Amended Complaint.

On February 2, 1998, the Company answered the Second Amended Complaint with a general denial and by asserting the following affirmative defenses: failure to state a claim, uncertainty, statutes of limitations, laches, lack of capacity, lack of standing, waiver, estoppel, knowledge and acquiescence, unclean hands, unjust enrichment, fraud, misrepresentations, res judicata, justification, privilege, no action intended or reasonably calculated to cause injury, lack of causation, acts of third parties, failure to allege a contract, no meeting of the minds, statute of frauds, lack of privity, fraud in the inducement, mistake, lack of consideration, failure of consideration, failure of conditions precedent, concurrent, subsequent, Airnet's intentional misrepresentation, Airnet's negligent misrepresentations, performance excused by Airnet's failure to perform, performance excused by recision, performance excused by modification, antecedent breaches by Airnet, accord and satisfaction, privileged communications, justified communications, no damages, failure to mitigate and offset.

On February 2, 1998, the Company filed a Cross-Complaint against Airnet as well as three other named cross-defendants related to Airnet: Uninet, Inc., ("Uninet") Anthony Schatzlein ("Schatzlein") and Dennis Houston ("Houston"). The Company's Cross-Complaint alleges various causes of action including fraud, breach of oral contract, fraud and defamation which arise out of the proposed merger and the events surrounding it. On March 2, 1998, cross-defendants Airnet, Uninet, Schatzlein and Houston answered the Cross-Complaint with a general denial and a single affirmative defense -- that the Cross-Complaint does not state facts sufficient to constitute a cause of action.

The Company intends to vigorously defend the Second Amended Complaint and to pursue the claims set forth in the Cross-Complaint. At this time, the outcome of this litigation cannot be predicted with certainty. Although the Company intends to defend the action vigorously, it is still in its early stages and no substantial discovery has been conducted in this matter. Accordingly, at this time, the Company is unable to predict the outcome of this matter.

In September 1994, CCI entered into a two year consulting agreement (the "Consulting Agreement") with John Peacock ("Peacock") to act as a consultant and technical advisor to CCI concerning certain specialized mobile radio ("SMR") stations. In May, 1997 CCI filed a complaint against Peacock for declaratory relief in the United States District Court for the District of Nevada, seeking a declaration of the respective rights and obligations of CCI under the Consulting Agreement. CCI is seeking this judicial declaration based upon Peacock's contention that he is entitled to certain bonus compensation under the Consulting Agreement. Peacock contends that this bonus compensation is due regardless of whether an SMR license is granted based upon his activities as a consultant. CCI contends that the Consultant Agreement is clear that such bonus compensation is only awarded upon the "grant" of an SMR license. Peacock contends that he is entitled to bonus compensation of four hundred five thousand ($405,000). In lieu of answering the complaint, Peacock filed a motion seeking dismissal of the action based on the assertion that he is not subject to jurisdiction in Nevada courts. After briefing, that motion was denied by the Court, and the parties are now proceeding with discovery.

On September 26, 1997, Peacock answered the Complaint and asserted the following affirmative defenses: failure to state a claim, failure to perform, intentional concealment or failure to disclose material facts, estoppel, unclean hands, lack of subject matter, claims not authorized by declaratory relief statutes, improper venue, forum non conveniens, rescission and reformation, and choice of law.

On or about January 28, 1998, Peacock filed a motion to add a counterclaim to this litigation. The counterclaim purported to allege causes of action based on breach of the Consultant Agreement, fraud and breach of fiduciary duty. CCI objected to Peacock's improper attempt to add tort claims to this litigation and Peacock agreed to withdrawn them, amend its proposed counterclaim by stipulating, and assert only a breach of contract claim based on the Consulting Agreement. Once the Amended Counterclaim is filed with the Court, CCI will have the right to assert claims for affirmative relief against Peacock.

CCI intends to vigorously pursue its Complaint and defend against the counterclaim. At this time, discovery has not been completed and the Company is unable to predict the outcome of this matter.

Pursuant to the FCC's jurisdiction over telecommunications activities, the Company is involved in pending matters before the FCC which may ultimately affect the Company's operations. These pending matters include the "Goodman Chan" decision and the Company's pending Finders Preference requests. Details concerning the status of these proceedings at the FCC are given in "Item 1 Government Regulation".

C. MANAGEMENT PLANS

The Company believes that during 1998, depending on the rate of market roll-out during the period, it will require approximately $8 million to $10 million in additional funding, of which approximately $3.5 million is available and an additional $4.5 million to $6.5 million is required, for full-scale implementation of its SMR services and ongoing operating expenses. To meet such funding requirements, the Company anticipates continued utilization of its existing borrowing facilities with Motorola, Inc. ("Motorola") and MarCap Corporation ("MarCap"), a vendor financing arrangement recently consummated with HSI GeoTrans, Inc. ("GeoTrans"), sales of selected SMR channels deemed non-strategic to its business plan, and additional equity and debt financings which are currently in progress.

The Company believes that it should have adequate resources to continue establishing its SMR business and emerge from the development stage during 1998. However, while the Company believes that it has developed adequate contingency plans, the failure to consummate the aforementioned potential financing as currently contemplated, or at all, could have a material adverse affect on the Company, including the risk of bankruptcy. Such contingency plans include pursuing similar financing arrangements with other institutional investors and lenders that have expressed interest in providing capital to the Company, selling selected channels, and focusing solely on the Company's current 22 markets in which full-scale service has already been implemented. This latter course might entail ceasing further system expansion in such markets and reducing corporate staff to the minimal level necessary to administer such markets. The Company believes that this strategy would provide sufficient time and resources to raise additional capital or sell selected channels in order to resume its growth. However, there can be no assurances that this or any of the Company's contingency plans would adequately address the aforementioned risks, or that the Company will attain overall profitability once it has emerged from the developmental stage.

(11) SUBSEQUENT EVENTS.

On January 13, 1998, the Company entered into a letter of intent with Recovery Equity Partners II, L.P. ("Recovery"), an institutional private equity fund. The letter provides that Recovery may invest up to $10 million of equity capital into the Company. Under the terms of this potential transaction, which remains subject to certain contingencies, Recovery would purchase $5 million of the Company's common stock at closing, with an option to purchase an additional $5 million of the Company's common stock, commencing in April 1999, at a higher price. Based on certain performance criteria, the option for the second $5 million of investment by Recovery would be callable by the Company.

Among other factors, Recovery's equity investment in the Company is contingent upon the Company raising at least $10 million of debt financing, which the Company is currently attempting to obtain. On March 4, 1998, the Company entered into a letter of intent with Foothill Capital Corporation ("Foothill") by which Foothill would provide $10 million of secured debt financing to the Company subject to certain conditions being met. Collateral for such debt financing would consist of substantially all the Company's assets other than those already pledged to other creditors. Closing of the contemplated transactions with Recovery and Foothill, are subject to satisfactory completion of due diligence, formal approval by their respective internal approval committees, satisfactory completion of documentation, and (in the case of Foothill only) satisfactory appraisal of collateral.

On March 9, 1998, the Company entered into a vendor financing arrangement with GeoTrans, a wholly owned subsidiary of Tetra Tech, Inc., whereby GeoTrans will perform turn-key implementation of full-scale SMR system operations for the Company in up to 10 markets per month and 145 total markets. During 1997, GeoTrans completed preliminary construction services for the Company in 78 markets. The financing mechanism in the Company's arrangement with GeoTrans specifies a $4,000 down-payment per market by the Company and approximately $18,000 per market to be drawn by the Company under its Motorola financing facility, with GeoTrans financing the balance of approximately $49,000 per market on 120-day payment terms, with incentives to the Company of up to a 3% discount for early payment. Collateral for such financing arrangement consists of 183 channels in nine primarily non-strategic markets with a fair market value estimated by the Company of $4.4 million.

On February 10, 1998, the Company and several holders of the Series B Preferred entered into an amendment providing that such holders would not convert any Series B Preferred into common stock of the Company prior to March 11, 1998. In consideration for such amendment, the Company issued to the Series B Preferred holders pursuant to Regulation S an aggregate of approximately 315,000 shares of the Company's common stock and Warrants to purchase an additional approximately 380,000 shares of the Company's common stock , the terms of which Warrants are the same as terms of the Warrants issued in the December 23, 1997 private placement described above.

On January 12, 1998, the Company consummated an agreement with 32 of 33 licensee corporations that were due approximately 8% of the outstanding common stock of CMRS, as the balance of consideration due for the Company's exercising options to acquire licenses from such licensee corporations, for such licensee corporations to accept $150,000 in lieu of such stock in CMRS. Upon signing, the Company had five days to fund such transaction. Due to limited time and internal resources, the Company sought an investor that could immediately meet the $150,000 in payments. Already familiar with the Company from its earlier investment, Settondown agreed to provide the financing to acquire the approximately 8% minority interest in CMRS, provided that the Company in turn enter into an exchange agreement with Settondown to issue 800,000 shares of the Company's common stock in return for the minority interest in CMRS. These transactions closed on February 10, 1998, in conjunction with which Settondown also agreed to limit its selling of such shares of common stock of the Company to no more than 50,000 shares per month for the first six months following issuance thereof. An effect of these transactions was to eliminate an approximately 8% minority interest in CMRS in return for the issuance of 800,000 shares of the Company's common stock. CMRS remains a wholly owned subsidiary of the Company with no further obligations to the 32 licensee corporations, considerably simplifying the Company's capital structure as a result. Management believes the transactions were advantageous because the valuation placed by the Company on the eight percent of CMRS common stock which would otherwise have been issued to the license holders was greater than the consideration actually provided by the Company as a result of the transactions. However, no assurances can be given that the Company's valuation of such eight percent of CMRS common stock would be generally accepted, especially given the absence of a public market in CMRS shares and market uncertainties regarding the valuation of assets such as those held by CMRS. The one remaining licensee continues to operate under the Company's Management and Option Agreement. Negotiations are currently underway to exercise the Option. If a satisfactory resolution cannot be achieved the Company intends to continue to operate under the current Management and Option Agreement, subject to the licensee's direction.

On February 25, 1998, the Company and MarCap entered into a letter agreement relating to the Motorola and MarCap Facilities which provided for (i) complete cross-collateralization of the Motorola and MarCap Facilities without any unwinding provision, (ii) a revised borrowing base formula for the Motorola and MarCap Facilities, (iii) notification by the Company to Motorola of the modifications being made pursuant to such letter agreement, (iv) affirmation by the Company to utilize its diligent best efforts to raise at least $5 million of equity and $15 million of aggregate financing by April 30, 1998, (v) waiver of existing covenants for the Motorola and MarCap facilities through April 30, 1998 so long as the Company continues to utilize its diligent best efforts to raise at least $5 million of equity and $15 million of aggregate financing by such date, (vi) new covenants for the Motorola and MarCap facilities, based on the Company's business plan as if no additional equity and debt financing were raised by April 30, 1998, that would take effect after April 30, 1998. On March 5, 1998, Motorola provided the Company with written acknowledgment of the notification required by the Company as described in clause (iii) above. As a result of these modifications, the Company is in full compliance with the Motorola and MarCap facilities.

Subsequent to December 31, 1997, the Company made additional draws under the MarCap Facility totaling $1,563,000.

In October 1996, CCI signed a purchase agreement with Motorola to purchase approximately $10,000,000 of Motorola radio communications equipment, including Motorola Smartnet II trunked radio systems. Such purchase agreement required that the equipment be purchased within 30 months of its effective date. In conjunction with such purchase agreement, CCI entered into the Motorola
Facility permitting CCI to borrow during the term of the purchase agreement up to 50% of the value of Motorola equipment purchased under the purchase agreement, or up to $5,000,000. On August 18, 1997, Motorola, with the Company's concurrence, assigned all of its interest in the Motorola Facility to MarCap.

By way of letter agreement dated March 10, 1998 among Marcap, Motorola, and the Company, the effective period of the Motorola purchase agreement and Motorola facility was extended from 30 months to 42 months from the effective dates thereof. As of March 19, 1998, $363,100 was outstanding under the Motorola Facility. Depending on the Company's ability to continue funding its minimum 50% down-payment requirement under the Motorola purchase agreement, the Company anticipates funding approximately $2 million of Motorola equipment for its SMR systems under the Motorola Facility during 1998.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS. The following table sets forth the names and ages of all directors and executive officers of the company and all persons nominated or chosen to become a director or an executive officer, indicating all positions and offices with the registrant held by each such person and the period during which he or she has served as a director or executive officer as of March 19, 1998:

NAME          AGE            POSITION             PERIOD OF SERVICE AS
----          ---            --------             ---------------------
                                              DIRECTOR OR EXECUTIVE OFFICER
                                              -----------------------------
Robert W. Moore      40     President, CEO and Director         02/95 to Present

Jan  S. Zwaik        49     Chief Operating Officer             02/97 to Present
                            Director and Treasurer              06/97 to Present
                            Chief Financial Officer             06/97 to Present

Alyson A. Sheradin   35     Secretary                           02/98 to Present
                            Vice President of Administration    06/97 to Present

William C. Bossung   40     Director                            02/95 to Present
                            Secretary                           04/96 to 02/98

Gary L. Killoran     32     Chief Financial Officer             11/95 to 06/97
                            Treasurer                           04/96 to 06/97
                            Director                            11/96 to 06/97

BUSINESS EXPERIENCE

ROBERT W. MOORE, President, Chief Executive Officer and Director, founded the Company in 1994. He began his career in wireless telecommunications in 1985 as a cellular Account Executive with Ameritech. From 1989 to 1993, Mr. Moore served as a Regional Manager and General Manager for two Cellular One companies, managing more than 75 employees and having full profit-and-loss responsibility for several MSAs with more than 35,000 customers generating more than $40 million in revenues. He also served as Director of Marketing for U.S. CommStruct, a telecommunications construction company building cell sites nationwide. On behalf of a small SMR business, he negotiated rights to SMR channels covering more than 10 million pops during 1993 and 1994, which experience, in turn, provided the basis for launching Chadmoore in 1994.

JAN S. ZWAIK, Chief Operating Officer and Chief Financial Officer, joined Chadmoore in 1997. His principal responsibilities include prioritization and commercialization of wireless communications markets, development and management of the dealer network, and related operating and financial matters. From 1988 to 1992, Mr. Zwaik was Vice President - Finance and Operations for the Cellular Division of LIN Broadcasting, where he increased revenues by $30 million and reduced costs of customer billing by $5 million annually. From 1992 to 1995, he served as Chief Operating Officer and Chief Financial Officer of Mariga Communications/NovoComm, managing all aspects of operational development and raising $8 million of financing for this international SMR, paging, FM radio, and satellite telecommunications company. From 1995 until joining Chadmoore, Mr. Zwaik was Vice President at Geotek Communications, with comprehensive marketing responsibility for Geotek's digital SMR systems in the metropolitan New York market. Earlier in his career, Mr. Zwaik also spent 12 years as a CPA with KPMG Peat Marwick, and five years as Chief Financial Officer of Swiss American Securities, a New York-based unit of Credit Suisse with $12 billion of assets under custody at that time.

ALYSON A. SHERADIN, Secretary and Vice President of Administration, joined Chadmoore in 1995 and holds responsibilities in the areas of administrative and human resource activities. From 1984 to 1987, she was a Senior Buyer for Dey Brothers Department Stores, part of the Federated Department Stores group. In 1987, she became Senior Buyer of telecommunications equipment for Sounds Great, a 17-store electronics retailing chain serving the northeastern United States. In 1989, Ms. Sheradin joined Cellular One in Albany, New York as Sales Manager, with responsibility for both direct and indirect distribution channels. She also developed a comprehensive training program that generated a 40% increase in retail production. From 1993 until joining Chadmoore, Ms. Sheradin was Sales Manager for Sprint Cellular in the Las Vegas marketplace, where she expanded retail channel contribution to new customer activations from 20% to more than 35%. She also is a Licensed Instructor of the Dale Carnegie Training Program and was a team member for two national quality award programs for Sprint.

WILLIAM C. BOSSUNG, Director, joined the Company concurrent with its reorganization with CCI effective in February 1995. Prior to joining the Company, he had been an independent financial consultant to private and public corporations in the development stage since 1990. He specializes in the assessment of capital structures and planning of capital formation. Mr. Bossung is also President of Asian Financial Network, Inc., a Colorado corporation. Asian Financial Network, Inc. is involved in the evaluation of private companies and operates also as a financial advisor to public corporations. Mr. Bossung owns 85% of the common stock of Asian Financial Network, Inc., whose principal business is corporate financial advisement. Mr. Bossung previously held the following positions with the Company: Director of Corporate Finance from February 1995 to August 1997, Assistant Secretary from February 1995 to February 1997 and Secretary from April 1996 to February 1998.

GARY L. KILLORAN, Mr. Killoran resigned from all positions with the Company in June 1997.

TERM OF OFFICE. Directors are elected to serve until the next succeeding annual meeting of the shareholders or until their successors are duly elected and shall qualify. Executive officers are elected by a majority vote of the board of directors and unless removed by a 2/3 vote of the board of directors serve until their respective successors are elected and shall qualify.

COMPENSATION OF DIRECTORS. Currently, Directors of the Company receive no cash compensation for their services. However, Robert Moore, Jan Zwaik and William Bossung each received 100,000 options to acquire the Company's common stock at a price of .50 per share. These options were granted to Jan Zwaik and William Bossung in 1997 and Robert Moore in February 1998. In addition, the Company pays approximately $500 a month for health insurance for Mr. Bossung and his family.

FAMILY RELATIONSHIPS. There are no family relationships between any Director of executive officer or person nominated or chosen by the Company to become a Director or executive officer.

DIRECTORSHIPS. No Director or nominee for Director currently holds a directorship in any company subject to the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

LEGAL PROCEEDINGS. None.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934. Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities registered under the Exchange Act, to file initial reports of ownership with the Securities and Exchange Commission (the "SEC") and each exchange in which its securities are traded. Executive officers and directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. During 1997, Mr. Bossung failed to timely file a Form 4, reporting one transaction, and Mr. Zwaik failed to timely file a form 3. As of the date of this filing, Mr. Zwaik has filed a Form 5 in lieu of such untimely Form 3, and Mr. Bossung has represented to the Company that he has filed Form 5. During 1997, no other person required to file reports pursuant to Section 16(a) failed to timely file any such report.

ITEM 10.  EXECUTIVE COMPENSATION

Except for certain stock issuances footnoted below, prior to February 2, 1995, no officer of the Company received any compensation for his services in that capacity. The following table sets forth the total executive compensation paid or accrued by the Company for services rendered to the Company or its subsidiaries in all capacities in the fiscal years ended December 31, 1997, 1996 and 1995. to the Company's chief executive officer and each of the Company's other executive officers ("Named Officers") whose total salary and bonus exceeded $100,000.

                          SUMMARY COMPENSATION TABLES

                              ANNUAL COMPENSATION
                              -------------------

 (a)                         (b)            (c)           (d)          (e)
  Name                     Year           Salary (1)     Bonus       Other
  and                      Ended                                     Annual
Principal                 December                                Compensation
Position                    31             ($)           ($)          ($)
---------------------------------------------------------------------------------
Robert W. Moore             1997          128,000       100,000 (2)     --
President, CEO              1996           93,000        78,000         --
and Director                1995           78,000        --             --

Jan  S. Zwaik               1997           98,000       100,000 (2)     --
Chief Operating Officer,    1996           --            --             --
Chief Financial Officer,    1995           --            --             --
Director and Treasurer

William C. Bossung          1997           59,000        --             --
Director                    1996           75,000        65,000         --
                            1995           60,000        --             --

LONG TERM COMPENSATION AWARDS

                             YEAR                          SHARES
NAME AND PRINCIPAL           ENDED       RESTRICTED      UNDERLYING                                 ALL OTHER      EXERCISE
POSITION                  DECEMBER 31   STOCK AWARDS    OPTIONS/SARS             LTIP PAYOUTS     COMPENSATION       Price
-------------------------------------------------------------------------------------------------------------------------------
Robert W. Moore              1997          None            250,000 (3)               None              None        $   0.50
President/CEO                                             (250,000)                                                $   1.50
                             1995          None            250,000                   None            39,000(4)     $   1.50


Jan S. Zwaik                 1997          None            500,000                   None              None        $   0.50
Chief Operating Officer,     1996          None              None                    None              None
Chief Financial Officer,     1995          None              None                    None              None
Director and Treasurer

William C. Bossung           1997          None            100,000 (5)               None              None        $   0.50
Director                                                  (100,000)                                                $   1.50
                             1996          None            100,000                   None              None        $   1.50
                             1995          None            100,000                   None              None        $   1.50

(1) Excludes perquisites and other personal benefits that in the aggregate do not exceed 10% of the Named Officer's total annual salary and bonus, but includes salary received from CCI for the months January through February 1995, for services rendered to CCI in similar officer positions.

(2) In 1997, Robert Moore and Jan Zwaik were paid cash bonuses of $20,000 and $25,000, respectively and an additional $80,000 and $75,000 was accrued and unpaid, respectively.

(3) These options were originally granted in 1995 pursuant to the Nonqualified Plan, with an exercise price of $1.50 per share. The options issued in 1995 were cancelled and reissued at a new exercise price of $.50 per share on December 30, 1997 under the Non-qualified Plan. The net effect of this transaction was to change the exercise price of the options issued in 1995. Robert Moore was also granted an additional 100,000 options under the Employee consulting and services plan, with an exercise price of $.50 per share, on February 10, 1998.
       As of the date of this filing Robert Moore has 250,000 options under the Nonqualified plan, with an exercise price of $.50 and 100,000 options under the Employee consulting and services plan, with an exercise price of $.50 per share.

(4) Mr. Moore elected to defer his compensation from CCI for six months in 1994, in the aggregate amount of $39,000, which was paid in 1995.

(5) As of the date of this filing Jan Zwaik has 150,000 options under the Nonqualified Stock Option Plan, with an exercise price of $.50 per share and 350,000 options under the Employee consulting and services plan, with an exercise price of $.50 per share.

(6) These options were originally granted in 1995 pursuant to the Nonqualified Plan, with an exercise price of $1.50 per share. The options issued in 1995 were cancelled and reissued at a new exercise price of $.50 per share on December 30, 1997, under the Employee consulting and services plan. The net effect of this transaction was to change the exercise price of the options issued in 1995 and change the plan they were issued under. As of the date of this filing William Bossung has 100,000 options under the Nonqualified plan, with a exercise price of $1.50 and 100,000 options under the Employee consulting and services plan, with an exercise price of $.50 per share.

EMPLOYMENT AGREEMENTS. The Company entered into an Employment Agreement with Robert W. Moore effective as of April 21, 1995, which expired on January 1, 1997, which provided for a base annual salary of $78,000, subject to increases thereafter upon the approval of the Board of Directors. During 1996 the Company entered into an Employment Agreement, expiring on January 1, 1997, with William
C. Bossung with substantially the same terms and provisions as Mr. Moore's, except that Mr. Bossung's compensation was $75,000 per annum. The Company entered into a new Employment Agreement with Mr. Moore as of January 1, 1997 providing for a base salary of $125,000, a copy of which Agreement is attached as Exhibit 10.21. The Company also entered into an Employment Agreement with Jan Zwaik as of February 17, 1997 providing for a base salary of $110,000, a copy of which is attached as Exhibit 10.22. The Company entered into new Employment Agreements with each of Messrs. Bossung and Gary Killoran effective as of January 1, 1997. During 1997 Messrs. Bossung and Killoran resigned as officers of the Company, and their Employment Agreements were terminated.

AMENDED NONQUALIFIED STOCK OPTION PLAN. The Company has reserved an aggregate of 1,500,000 shares of restricted common stock for issuance pursuant to the Amended Nonqualified Stock Option Plan adopted by the Board of Directors on June 15, 1995 (the "Nonqualified Plan"). A Committee of the Company's Board of Directors, which is currently the Board of Directors, has the authority to determine the persons to whom options shall be granted, the amount of such options, and number of shares subject to each option, the time or times on which all or a portion of each option may be exercised and certain other provisions of each option. Options may be granted to directors, officers and key employees of the Company. As of December 31, 1997, the Board of Directors has granted options for 2,638,000 restricted shares, of which options for 1,228,500 restricted shares of the Company's common stock have been canceled and options for 824,000 restricted shares of the Company's common stock have vested.

The Board of Directors may terminate the Nonqualified Plan at any time, subject to outstanding options. Subject to certain exceptions, the Nonqualified Plan may be amended by the Board of Directors without shareholder approval.

EMPLOYEE BENEFIT AND CONSULTING SERVICES COMPENSATION PLAN. On June 15, 1995, the Company adopted the Chadmoore Wireless Group, Inc. Employee Benefit and Consulting Services Plan (the "Plan"). On December 8, 1995, the Company's Board of Directors amended the Plan with respect to the number of shares reserved for issuance thereunder. The Plan provides for the direct issuance of, or the granting of options to acquire, common stock to any consultant, service provider or employee (including a director who is also an employee) of the Company who is eligible to receive such common stock or exercise such options up to an aggregate amount of 2,350,000 shares of Common Stock. These shares have been registered under cover of Form S-8 as filed with the SEC on July 12, 1995 and December 14, 1995.

The Plan is administered by a committee of the Board of Directors, which currently is the Board of Directors. The committee has the authority to determine the persons to whom the shares or options are granted, the amount of such shares or options, the exercise price and number of shares subject to each option, the time or times on which all or a portion of each option may be exercised, certain other provisions with respect to each option and the direct issue price for payment by each person for shares granted. The determination of shares to be issued or options to be granted to a particular person pursuant to the terms of the Plan can be made by the committee at any time. As a result, the terms and/or exercise price so set by the committee may vary from one person to another selected to participate in the Plan. The Plan does not limit the number of options granted or shares issued to any particular person nor does it provide any limits with respect to the terms that the options may be exercised upon.

At December 31, 1997, the Committee has authorized and issued 1,547,000 shares of common stock for issuance under the plan. Since the Plan's inception, the Committee has granted options to acquire 1,230,000 shares of common stock pursuant to the terms of the Plan. Options for 1,128,500 restricted shares of the Company's common stock have been canceled and options for 605,000 restricted shares of the Company's common stock have vested. With respect to the options granted to date, they may be exercised by the holders, when vested, in whole or in part, at any time within three years of the vesting date. The holders of the options have exercised no such options as of December 31, 1997. The Company did not grant any stock appreciation rights during 1997.

The following table sets forth the options to acquire common stock issued to the Named Officers of the Company in fiscal 1997:

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                         Shares Underlying             OPTIONS / SARS         EXERCISE OR
NAME                       Options/SARs                  GRANTED TO            BASE PRICE
                                                     EMPLOYEES IN FISCAL       ($/SHARE)     VEST DATE   EXPIRATION
                                                            YEAR                                            DATE
-------------------------------------------------------------------------------------------------------------------
Robert Moore                       125,000    (1)             5%            $       0.50      Vested      10/12/98
                                   125,000    (1)             5%            $       0.50      Vested      05/12/99

Jan S. Zwaik                       75,000     (2)             3%            $       0.50      Vested      02/17/01
                                   75,000     (2)             3%            $       0.50     02/17/99     02/17/02
                                  150,000     (4)             6%            $       0.50      Vested      10/02/00
                                  100,000     (4)             4%            $       0.50     10/02/98     10/02/01
                                   50,000   (3) (4)           2%            $       0.50      Vested      07/09/00
                                   50,000   (3) (4)           2%            $       0.50     07/09/98     07/09/01

William C. Bossung                 50,000     (5)             2%            $       0.50      Vested      01/16/01
                                   50,000     (5)             2%            $       0.50     12/30/98     12/30/01


1. Options were originally issued under the Nonqualified Plan in 1995 at an exercise price of $1.50 per share. Those options were cancelled and reissued at an exercise price of $0.50 per share on December 30, 1997. In addition, Robert Moore was issued 100,000 options under the Employee consulting and services plan, with an exercise price of $.50, per share on February 10, 1998.

2. Options were originally issued under the Nonqualified Plan in 1997 at an exercise price of $1.50 per share. Those options were cancelled and reissued at an exercise price of $0.50 per share on December 30, 1997.

3. Options were originally issued under the Employee consulting and services plan in 1997 at an exercise price of $1.00 per share. Those options were cancelled and reissued at an exercise price of $0.50 per share on December 30, 1997.

4.     Options were granted under the Employee consulting and services plan.

5. Options were originally issued under the Nonqualified Plan in 1995 at an exercise price of $1.50 per share. Those options were cancelled and reissued, under the Employee consulting and services plan, at an exercise price of $0.50 per share on January 16, 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 19, 1998, regarding the beneficial ownership of shares of common stock by (i) management; (ii) each shareholder known by the Company to be the beneficial owner of more than 5% of the common stock; (iii) each Director of the Company, and (iv) all Directors and executive officers of the Company as a group. The common stock, $.001 par value, is the Company's only class of outstanding voting securities. Unless otherwise indicated in a footnote thereto, the persons named in the table below have sole voting and investment power with respect to the shares of common stock shown as beneficially owned by them.

SECURITY OWNERSHIP OF CERTAIN beneficial OWNERS AND MANAGEMENT

                                                                           OPTIONS       DATE
NAME                                    NUMBER                 PERCENT(1)   ISSUED    EXERCISABLE
-------------------------------------------------------------------------------------------------
Robert W. Moore                        2,024,266                 6.2%       300,000      Vested
                                                                             50,000      2/10/99


Jan S. Zwaik                             500,000                 1.5%        75,000      Vested
                                                                             75,000      2/17/99
                                                                            150,000      10/2/97
                                                                            100,000      10/2/98
                                                                             50,000      7/9/97
                                                                             50,000      7/9/98

William C. Bossung                        383,700                1.2%        50,000      Vested
                                                                             50,000      Vested
                                                                             50,000      Vested
                                                                             50,000      1/16/99
All Directors and Executive
Officers as a Group                     2,907,966                8.9%


(1) The percentage of stock outstanding for each shareholder is calculated by dividing the number of shares of common stock deemed to be beneficially held by such shareholder as of March 19, 1998, by the sum of the number of shares of common stock outstanding as of March 19, 1998 and the number of shares issuable upon exercise of options or warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For a description of the employment agreements entered into between the Company and three (3) of the Company's executive officers in the years 1996 and 1997, see Item 10. "EXECUTIVE COMPENSATION". Except for such employment agreements, there were during the years 1996 and 1997 no transactions, or proposed transactions, to which the Company was or is to be a party, in which any of the following had or is to have a direct or indirect material interest: any Company director, executive officer, or nominee for election as a director, or beneficial owner of more than five percent of the Company common stock, which is the only class of voting stock.

ITEM 13. EXHIBITS AND CURRENT REPORTS ON FORM 8-K

During the 1997 the Company was late on filing one (1) current report on form 8-K, such report is referenced below as 10.19. Such current report was due to be filed 15 days after December 23, 1997, that is by January 7, 1998, but was filed on February 24, 1998.

(a)(1) A list of the financial statements and schedules thereto as filed in this report reside at Item 7.

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

10.12 Purchase Agreement between Motorola, Inc. and Chadmoore Wireless Group, Inc. and Chadmoore Communications, Inc. dated October 25, 1996 (22)

10.13 Promissory Note executed by Chadmoore Communications, Inc. payable to Motorola, Inc., dated December 30, 1996.(23)

10.14 Guarantee of Security Agreement executed by Chadmoore Wireless Group, Inc., in favor of Motorola, Inc., dated December 30, 1996.(24)

10.15 Restructuring Agreement Regarding 8% Convertible Debentures dated September 19, 1997, by and between Chadmoore Wireless Group, Inc., Cygni S.A., and Willora Company Limited (25)

10.16 Transfer and Release Agreement effective September 26, 1997, by and between Chadmoore Wireless Group, Inc. and LDC Consulting, Inc. (26)

10.17 Certificate of Designation of Rights and Preferences of Convertible Preferred Stock Series B of the Company (27)

10.18 Form of Stock Purchase Warrant issued in connection with the Series B 8% Convertible Preferred Stock Offshore Subscription Agreement dated on or about December 10, 1997 (28)

10.19 Form of Series B 8% Convertible Preferred Stock Offshore Subscription Agreement dated on or about December 10, 1997 (29)

10.20 Form of Amendment No. 1 to Offshore Subscription Agreement for Series B 8% Convertible Preferred Stock dated on or about February 17, 1998 (30)

10.21 Employment Agreement between the Company and Robert Moore effective as of January 1, 1997(31)

10.22 Employment Agreement between the Company and Jan Zwaik effective as of February 17, 1997(31)

11.1 Calculation of Weighted Average Shares Outstanding (see Consolidated Statement of Operations and Notes to Consolidated Financial Statement, 1-L)

16.1 Letter of Mitchell Finley & Company, P.C. dated July 10, 1995, stating its concurrence with the disclosure contained in the Company's Current Report on Form 8-K(21)

21.1      Subsidiaries of the Company (31)

23.1      Consent of KPMG Peat Marwick LLP (31)

27.1      Financial Data Schedule (31)

-------------
(1) Incorporated by reference to Exhibit 1 in the Form 8-K, under Item 2, date of earliest event reported- February 21, 1995

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

(8) Incorporated by reference to Exhibit 4.2 to the Company's Form 10-KSB for the year ended December 31, 1995

(9) Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB for the year ended December 31, 1995

(10) Incorporated by reference to Exhibit 10.1 to the Company's Form 10-KSB for the year ended December 31, 1995

(11) Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 effective July 12, 1996 (file no. 33-94508)

(12) Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 effective December 1, 1996 (file no. 33-80405)

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

(18) Incorporated by reference to Exhibit 2.2 to the Company's Form 8-K, under
Item 2, date of earliest event reported - March 8, 1996

(19) Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K, under
Item 2, date of earliest event reported March 8, 1996

(20) Incorporated by reference to Exhibit 10.11 to the Company's Form 8-K, under Item 2, date of earliest event reported - June 14, 1996

(21) Incorporated by reference to Exhibit 16 to the Company's Form 8-K, under
Item 4, date of earliest event reported - July 7, 1995

(22) Incorporated by reference to Exhibit 10.12 to the Company's Form 10-KSB for the year ended December 31, 1996

(23) Incorporated by reference to Exhibit 10.13 to the Company's Form 10-KSB for the year ended December 31, 1996

(24) Incorporated by reference to Exhibit 10.14 to the Company's Form 10-KSB for the year ended December 31, 1996

(25) Incorporated by reference to Exhibit 10.12 to the Company's Form 8-K, under Item 9, date of earliest event reported - September 19, 1997

(26) Incorporated by reference to Exhibit 10.13 to the Company's Form 8-K, under Item 5, date of earliest event reported - September 26, 1997

(27) Incorporated by reference to Exhibit 4.5 to the Company's Form 8-K, under
Item 9, date of earliest event reported - December 23, 1997

(28) Incorporated by reference to Exhibit 4.6 to the Company's Form 8-K, under
Item 9, date of earliest event reported - December 23, 1997

(29) Incorporated by reference to Exhibit 10.15 to the Company's Form 8-K, under Item 9, date of earliest event reported - December 23, 1997

(30) Incorporated by reference to Exhibit 10.16 to the Company's Form 8-K, under Item 9, date of earliest event reported - February 17, 1998

(31) Filed herewith.

(b)    Current Reports on Form 8-K

(i) Current Report on Form 8-K filed on December 31, 1996, reporting shares of the Company's common stock issued pursuant to Regulation S since
       November 3, 1996, upon conversion of debentures and exercise of options, reported pursuant to the SEC's Division of Corporation Finance's interpretation of the new disclosure requirements set forth in SEC
       Release No. 34-37801.

(ii) Current Report on Form 8-K filed on January 13, 1997, reporting shares of the Company's common stock issued pursuant to Regulation S since
       December 27, 1996, upon conversion of debenture(s) and conversion of note(s), reported pursuant to the SEC's Division of Corporation
       Finance's interpretation of the new disclosure requirements set forth in SEC Release No. 34-37801.

(iii) Current Report on Form 8-K filed on January 30, 1997, reporting the execution of First Amendment to Stock Option Agreement between the Company and Libero Limited, limiting the number of options exercisable at any one time thereunder; and further reporting shares of the Company's common stock issued pursuant to Regulation S, upon exercise of stock options on January 17, 1997, reported pursuant to the SEC's
       Division of Corporation Finance's interpretation of the new disclosure requirements set forth in SEC Release No. 34-37801.

(iv) Current Report on Form 8-K filed on February 28, 1997, reporting shares of the Company's common stock issued pursuant to Regulation S since
       January 17, 1996, upon conversion of debenture(s) and conversion of note(s), reported pursuant to the SEC's Division of Corporation
       Finance's interpretation of the new disclosure requirements set forth in SEC Release No. 34-37801.

(v)    Current Report on Form 8-K filed on June 30-1997, reporting that on June
       13, 1997, Gary L. Killoran resigned as a Director and Executive Officer of the Company and from similar positions with affiliates of the Company, and that Mr. Jan S. Zwaik, Chief Operating Officer, will act as
       Chief Financial Officer until the position is filled.

(vi) Current Report on Form 8-K filed on June 10, 1997, reporting the terms of the Company's agreement to replace its Convertible Debenture due
       February 19, 2000 in the principal amount of $1,750,000 previously issued to Willora Company Limited with a new 8% Convertible Debenture in the principal amount of $1,627,500 due
       August 31, 1998, and the assignment by Willora of its rights and interest in such Convertible Debenture to Cygni, S.A.

(vii) Current Report on Form 8-K filed on June 11, 1997 reporting that effective September 26, 1997, Company and LDC Consulting, Inc., a
       Delaware corporation ("LDC"), entered into a Transfer and Release
       Agreement (as amended, the "Release Agreement"), pursuant to which LDC agreed to use its commercially reasonable efforts to obtain the execution and delivery of: (A) certain amendments (the "Amendments") of certain SMR Stations Management Agreements, each dated June 3, 1996
       (collectively, as amended, the "Licensee Management Agreements"), and certain Option and Stock Purchase Agreements, each dated June 14, 1996
       (collectively, the "Licensee Option Agreements", and, together with the Management Agreements, the "Licensee Agreements") , and (B) the
       Termination of Stock Option Agreement (the "Termination Agreement") on behalf of Libero, Limited ("Libero"). The Release Agreement and the
       Amendments, among other things, amended the (i) Licensee Option
       Agreements to grant to the Company options to acquire the call signs held by the licensees (the "Call Signs") other than a limited number of Call Signs which were released by the Amendments from the Licensee
       Agreements (the "Released Call Signs"), and to terminate the Company's options to acquire the Licensees' outstanding stock, and (ii) Management
       Agreements to provide for the continuing management by Company of the Call Signs other than the Released Call Signs. The Termination
       Agreement terminated each of the following agreements between the Company and Libero: (1) Stock Purchase Agreement dated as of June 14,
       1996, (2) Stock Option Agreement dated as of June 14, 1996, and (3) the
       Offshore Securities Subscription Agreement as of June 14, 1996.

(viii) Current Report on Form 8-K filed on February 24, 1998, reported pursuant to the SEC's Division of Corporation Finance's interpretation of the
       disclosure requirements set forth   in SEC Release No. 34-37801,
       reporting (a) On December 23, 1997, the Company concluded a private placement conducted in accordance with Regulation S in which the Company sold (i) 219,000 shares of Series B Convertible Preferred Stock (the
       "Preferred Stock") and (ii) warrants ("Warrants") to purchase 300,000 shares of the Company's Common Stock, with the Company receiving proceeds of $1,650,000; and (b) with respect to certain conversions of the Preferred Stock, the Company issued shares of its Common Stock to various holders of some of such Preferred Shares.

(i) Current Report on Form 8-K filed on March 16, 1998 reporting (a) the terms of amendments (the "Amendments") of the terms of the private placement described in the Company's Current Report on Form 8-K filed on February 24, 1998 (the "Prior 8-K"), which Amendments extended the holding period applicable to purchasers of the Preferred Stock (as defined in the Prior 8-K) and provided for the issuance of additional shares of Common Stock, Warrants (as defined in the Prior 8-K) and Common Stock underlying Warrants to such purchaser; (b) with respect to certain conversions of the Preferred Stock, the Company issued shares of its Common Stock to various holders of some of such Preferred Shares;
       and (c) the Company's agreement to issue 800,000 shares of its Common
       Stock in accordance with Regulation S to a single investor (the
       "Investor") who is not a U.S. Person, in exchange for the delivery to the Company of 5,032 shares of common stock of CMRS. CMRS had previously agreed to issue the CMRS Shares to the Investor in exchange for the agreement of the Investor to pay, on behalf of CMRS, a fee to a LDC
       Consulting, Inc.

                                 FORM 10-KSB
================================================================================

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                          Chadmoore Wireless Group, Inc.
                                          (formerly CapVest International, Ltd.)


                                          By: /s/ Robert W. Moore
                                             -----------------------------------
                                             Robert W. Moore
                                             President and CEO

                                          By: /s/ Jan S. Zwaik
                                             -----------------------------------
                                             Jan S. Zwaik
                                             Chief Financial Officer, Treasurer

                                          Date: April 15, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


/s/ Robert W. Moore                                Date: April 15, 1998
-----------------------------------
Robert W. Moore, President,
Chief Executive Officer and Director


/s/ Jan S. Zwaik                                   Date: April 15, 1998
-----------------------------------
Jan S. Zwaik, Chief Financial
Officer, Treasurer and Director



================================================================================

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------

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

10.12 Purchase Agreement between Motorola, Inc. and Chadmoore Wireless Group, Inc. and Chadmoore Communications, Inc. dated October 25, 1996 (22)

10.13 Promissory Note executed by Chadmoore Communications, Inc. payable to Motorola, Inc., dated December 30, 1996.(23)

10.14 Guarantee of Security Agreement executed by Chadmoore Wireless Group, Inc., in favor of Motorola, Inc., dated December 30, 1996.(24)

10.15 Restructuring Agreement Regarding 8% Convertible Debentures dated September 19, 1997, by and between Chadmoore Wireless Group, Inc., Cygni S.A., and Willora Company Limited (25)

10.16 Transfer and Release Agreement effective September 26, 1997, by and between Chadmoore Wireless Group, Inc. and LDC Consulting, Inc. (26)

10.17 Certificate of Designation of Rights and Preferences of Convertible Preferred Stock Series B of the Company (27)

10.18 Form of Stock Purchase Warrant issued in connection with the Series B 8% Convertible Preferred Stock Offshore Subscription Agreement dated on or about December 10, 1997 (28)

10.19 Form of Series B 8% Convertible Preferred Stock Offshore Subscription Agreement dated on or about December 10, 1997 (29)

10.20 Form of Amendment No. 1 to Offshore Subscription Agreement for Series B 8% Convertible Preferred Stock dated on or about February 17, 1998 (30)

10.21 Employment Agreement between the Company and Robert Moore effective as of January 1, 1997(31)

10.22 Employment Agreement between the Company and Jan Zwaik effective as of February 17, 1997(31)

11.1 Calculation of Weighted Average Shares Outstanding (see Consolidated Statement of Operations and Notes to Consolidated Financial Statement, 1-L)

16.1 Letter of Mitchell Finley & Company, P.C. dated July 10, 1995, stating its concurrence with the disclosure contained in the Company's Current Report on Form 8-K(21)

21.1      Subsidiaries of the Company (31)

23.1      Consent of KPMG Peat Marwick LLP (31)

27.1      Financial Data Schedule (31)

-------------
(1) Incorporated by reference to Exhibit 1 in the Form 8-K, under Item 2, date of earliest event reported- February 21, 1995

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

(8) Incorporated by reference to Exhibit 4.2 to the Company's Form 10-KSB for the year ended December 31, 1995

(9) Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB for the year ended December 31, 1995

(10) Incorporated by reference to Exhibit 10.1 to the Company's Form 10-KSB for the year ended December 31, 1995

(11) Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 effective July 12, 1996 (file no. 33-94508)

(12) Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 effective December 1, 1996 (file no. 33-80405)

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

(18) Incorporated by reference to Exhibit 2.2 to the Company's Form 8-K, under
Item 2, date of earliest event reported - March 8, 1996

(19) Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K, under
Item 2, date of earliest event reported March 8, 1996

(20) Incorporated by reference to Exhibit 10.11 to the Company's Form 8-K, under Item 2, date of earliest event reported - June 14, 1996

(21) Incorporated by reference to Exhibit 16 to the Company's Form 8-K, under
Item 4, date of earliest event reported - July 7, 1995

(22) Incorporated by reference to Exhibit 10.12 to the Company's Form 10-KSB for the year ended December 31, 1996

(23) Incorporated by reference to Exhibit 10.13 to the Company's Form 10-KSB for the year ended December 31, 1996

(24) Incorporated by reference to Exhibit 10.14 to the Company's Form 10-KSB for the year ended December 31, 1996

(25) Incorporated by reference to Exhibit 10.12 to the Company's Form 8-K, under Item 9, date of earliest event reported - September 19, 1997

(26) Incorporated by reference to Exhibit 10.13 to the Company's Form 8-K, under Item 5, date of earliest event reported - September 26, 1997

(27) Incorporated by reference to Exhibit 4.5 to the Company's Form 8-K, under
Item 9, date of earliest event reported - December 23, 1997

(28) Incorporated by reference to Exhibit 4.6 to the Company's Form 8-K, under
Item 9, date of earliest event reported - December 23, 1997

(29) Incorporated by reference to Exhibit 10.15 to the Company's Form 8-K, under Item 9, date of earliest event reported - December 23, 1997

(30) Incorporated by reference to Exhibit 10.16 to the Company's Form 8-K, under Item 9, date of earliest event reported - February 17, 1998

(31) Filed herewith.