Form 10QSB
period 1998-03-31
CHADMOORE WIRELESS GROUP INC
filed 1998-05-15
CIK 815755

================================================================================

                    U.S. Securities and Exchange Commission
                            Washington,  D.C.  20549

                                  FORM  10-QSB
(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 1998
                                               --------------
                                     or

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to
                                       -------------    ------------

                        Commission File Number: 0-20999

                         CHADMOORE WIRELESS GROUP, INC.
                         ------------------------------
       (Exact name of small business issuer as specified in its charter)

        COLORADO                                     84-1058165
        -------------------------------              -------------------
        (State of other jurisdiction of              (I.R.S. Employer
        incorporation or organization)               Identification No.)


            2875 EAST PATRICK LANE SUITE G, LAS VEGAS, NEVADA 89120
            -------------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 740-5633
                                 --------------
                          (Issuer's telephone number)

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

AS OF MAY 11, 1998 ISSUER HAD 34,996,566 SHARES OF COMMON STOCK, .001 PAR VALUE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [ ] No [X]




================================================================================

                                  FORM 10-QSB
================================================================================


                                     INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                                                  PAGE
         Unaudited Condensed Consolidated Financial Statements of Chadmoore Wireless Group, Inc.,
         and Subsidiaries (Formerly CapVest Internationale, Ltd.):

                 Consolidated Balance Sheets:
                          As of March 31, 1998 and December 31, 1997                                           2

                 Consolidated Statements of Operations:
                          For the Three Months Ended March 31, 1998 and 1997 and
                          Period from January 1, 1994 to March 31, 1998                                        3

                 Consolidated Statement of Shareholders' Equity
                          For the Three Months ended March 31, 1998                                            4

                 Consolidated Statements of Cash Flows:
                          For the Three Months Ended March 31, 1998 and 1997 and
                          Period from January 1, 1994 to March 31, 1998                                        5-6

                 Notes to Unaudited Consolidated Financial Statements                                          7-13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION                     14-21

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                                     22-23

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                             24

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                                       24

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS                                                 24

ITEM 5.  OTHER INFORMATION                                                                                     24

ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K                                                              25-26

SIGNATURES                                                                                                     27



                                       1
================================================================================

                                 FORM 10-QSB
================================================================================
Chadmoore Wireless Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
March 31, 1998 and December 31, 1997

========================================================================================================================
                                                                                            MARCH 31,       DECEMBER 31,
                                                                                              1998              1997
                                                                                            UNAUDITED
                                     ASSETS
Current assets:
    Cash                                                                                  $    863,703      $    959,390
    Accounts receivable, net of allowance for doubtful accounts of $16,600                     293,050           265,935
      and $45,000, respectively
    Other receivables                                                                           73,727            99,223
    Inventory                                                                                   84,762            89,133
    Deposits and prepaids                                                                      300,697           130,858
                                                                                          ------------      ------------
              Total current assets                                                           1,615,939         1,544,539
                                                                                          ------------      ------------

Property and equipment, net                                                                  5,921,004         5,809,168
FCC licenses, net of accumulated amortization of $258,338 and $231,917, respectively         9,281,482         6,726,954
Debt issuance costs, net of accumulated amortization of $3,598 and $0, respectively            141,254                --
Management agreements                                                                       16,623,573        16,623,573
Investment in options to acquire licenses                                                    7,508,358         7,156,358
Investment in license options                                                                3,181,600         4,113,995
Non-current deposits and prepaids                                                               56,928            32,928
                                                                                          ------------      ------------
              Total assets                                                                $ 44,330,138      $ 42,007,515
                                                                                          ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current installments of long-term debt and capital lease obligations                  $  3,449,354      $  2,638,414
    Accounts payable                                                                         1,193,054         1,165,425
    Accrued liabilities                                                                      1,089,889         1,106,029
    Unearned revenue                                                                           197,342           107,057
    Licenses - options payable                                                                 350,000           350,000
    License option commission payable                                                        3,412,000         3,412,000
    Accrued interest                                                                           296,110           173,686
    Other current liabilities                                                                  149,215           131,273
                                                                                          ------------      ------------
              Total current liabilities                                                     10,136,964         9,083,884
                                                                                          ------------      ------------

Long-term debt, excluding current installments                                               7,082,523         4,614,157
Minority interests                                                                             346,524           352,142
                                                                                          ------------      ------------
              Total liabilities                                                             17,566,011        14,050,183

Shareholders' equity :
    Preferred Stock, $.001 par value. Authorized 40,000,000 shares. Series A issued and canceled 250,000 shares, 0 shares outstanding at March 31, 1998
    and December 31, 1997.                                                                          --                --
    Series B issued and outstanding 139,481 at March 31, 1998 and
         219,000 shares at December 31, 1997                                                       139               219
    Common stock, $.001 par value.  Authorized 100,000,000 shares; issued and outstanding  24,218,917 shares at March 31, 1998 and 21,163,847 shares
         at December 31, 1997                                                                   24,218            21,164
    Additional paid-in capital                                                              57,904,872        57,269,015
    Stock subscribed                                                                                --            32,890
    Deficit accumulated during the development stage                                       (31,165,102)      (29,365,956)
                                                                                          ------------      ------------

              Total shareholders' equity                                                    26,764,127        27,957,332
                                                                                          ============      ============

Total liabilities and shareholders' equity                                                $ 44,330,138      $ 42,007,515
                                                                                          ============      ============

See accompanying notes to unaudited consolidated financial statements.



                                        2
================================================================================

                                  FORM 10-QSB
================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Unaudited Consolidated Statements of Operations
For the Three Months Ended March 31, 1998 and 1997 and for the
Period from January 1, 1994 through March 31, 1998
================================================================================


                                                                                                                      PERIOD FROM
                                                                                  3 MONTHS ENDED MARCH 31,              1/1/94
                                                                             ----------------------------------         THROUGH
                                                                                   1998                1997             03/31/98
                                                                             --------------      --------------      --------------
     Revenues:
         Radio services                                                      $      371,578      $      141,491      $    1,683,463
         Equipment sales                                                             85,528             251,391           1,716,485
         Maintenance and installation                                                58,740              98,840             674,317
         Other                                                                          246               7,127              58,108
                                                                             --------------      --------------      --------------

                                                                                    516,092             498,849           4,132,373
                                                                             --------------      --------------      --------------

     Costs and expenses:
         Cost of sales                                                              182,873             272,114           1,949,779
         Salaries, wages and benefits                                               453,250             576,040           5,794,308
         General and administrative                                                 832,400             760,274          17,494,146
         Depreciation and amortization                                              194,134             160,358           1,487,347
                                                                             --------------      --------------      --------------
                                                                                  1,662,657           1,768,786          26,725,580
                                                                             --------------      --------------      --------------

     Loss from operations                                                        (1,146,565)         (1,269,937)        (22,593,207)
                                                                             --------------      --------------      --------------

     Other income (expense):
         Minority interest                                                           (9,297)                 --              10,069
         Interest expense (net)                                                    (460,370)            (63,671)         (1,355,368)
         Loss on reduction of management agreements and licenses to
           estimated fair value                                                          --                  --          (7,166,956)

         Standstill agreement expense                                              (182,914)                 --            (182,914)
         Writedown of investment in JJ&D, LLC                                            --                  --            (443,474)
         Loss on extinguishment of debt                                                  --                  --            (598,222)
         Gain on settlement of debt                                                      --                  --             717,638
         Cost of settlement of license dispute                                           --                  --            (143,625)
         Management fees                                                                 --                  --             472,611
         Gain on sale of assets                                                          --                  --             330,643
         Loss on retirement of note payable                                              --                  --             (32,404)
         Other, net                                                                      --                  --            (179,893)
                                                                             --------------      --------------      --------------
                                                                                   (652,581)            (63,671)         (8,571,895)
                                                                             --------------      --------------      --------------

     Net loss                                                                $   (1,799,146)     $   (1,333,608)        (31,165,102)
                                                                             ==============      ==============      ==============

     Basic and diluted weighted average number of common shares
      outstanding                                                                22,339,773          19,151,200          10,892,800
                                                                             --------------      --------------      --------------
     Basic and diluted net loss per share                                    $        (0.08)     $        (0.07)              (2.86)
                                                                             --------------      --------------      --------------

See accompanying notes to unaudited consolidated financial statements.




                                       3
================================================================================

                                  FORM 10-QSB
================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Shareholders' Equity

For the three months ended March 31, 1998
================================================================================

                                                                                                DEFICIT
                                           PREFERRED STOCK      COMMON STOCK                  ACCUMULATED
                                         ------------------- --------------------  ADDITIONAL    DURING                   TOTAL
                                         OUTSTANDING         OUTSTANDING            PAID-IN   DEVELOPMENT    STOCK     SHAREHOLDERS'
                                            SHARES    AMOUNT    SHARES    AMOUNT    CAPITAL      STAGE     SUBSCRIBED     EQUITY
                                         -----------  ------ -----------  -------  ---------- -----------  ----------  -------------
Balance at December 31, 1997               219,000    $ 219   21,163,847  $21,164  57,269,015 (29,365,956)  $ 32,890    $27,957,332
Shares issued under employee
  compensation plan                             --       --      108,500      108      55,879          --         --         55,987
Shares issued for subscribed stock              --       --       11,400       11      32,879          --    (32,890)            --
Shares issued for exercise of
  license option                                --       --      800,000      800     351,200          --         --        352,000
Shares issued for conversion of preferred
  stock                                    (79,519)     (80)   1,803,052    1,803      (1,723)         --         --             --
Shares issued for preferred stock
  dividend                                      --       --       22,095       22         (22)         --         --             --
Shares issued for standstill agreement          --       --      310,023      310     182,604          --         --        182,914
Compensation expense for options issued         --       --           --       --      15,040          --         --         15,040
Net loss                                        --       --           --       --          --  (1,799,146)        --     (1,799,146)
                                           -------    -----   ----------  -------  ---------- -----------   --------    -----------
Balance at March 31, 1998                  139,481    $ 139   24,218,917  $24,218  57,904,872 (31,165,102)  $     --    $26,764,127
                                           =======    =====   ==========  =======  ========== ===========   ========    ===========


See accompanying notes to consolidated financial statements.



                                       4
================================================================================

                                  FORM 10-QSB
================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 1998 and 1997 and for the
Period from January 1, 1994 through March 31, 1998
================================================================================


                                                                                3 MONTHS ENDED MARCH 31,             PERIOD FROM
                                                                           ----------------------------------      1/1/94 THROUGH
                                                                                 1998                1997            03/31/98
                                                                           --------------      --------------      --------------
 Cash flows from operating activities:
   Net loss                                                                $   (1,799,146)     $   (1,333,608)     $  (31,165,102)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
        Minority interest                                                           9,297                  --             (10,069)
        Depreciation and amortization                                             194,134             160,358           1,487,347
        Writedown of management agreements and licenses to
         estimated fair value                                                          --                  --           7,166,956
        Writedown of investment in JJ&D, LLC                                           --                  --             443,474
        Release of license options                                                     --                  --             330,882
        Writedown of prepaid management rights                                         --                  --              81,563
        Gain on extinguishment of debt                                                 --                  --            (670,188)
        Loss on extinguishment of debt                                                 --                  --             598,222
        Gain on sale of assets held for resale                                         --                  --            (330,643)
        Shares issued for settlement of license dispute                                --                  --             127,125
        Standstill agreement                                                      182,914                  --             182,914
        Amortization of debt discount                                             310,392              37,289             576,904
        Equity in losses from minority investments                                     --                  --               1,322
        Expenses associated with:
           Stock issued for services                                                   --                  --           2,605,036
           Options issued for services                                             15,040                  --           4,052,504
        Changes in operating assets and liabilities:
           Decrease in stock subscriptions receivable, net                             --                  --            (637,193)
             of stock subscribed
           (Increase) in accounts receivable and other receivables                 (1,621)            (63,527)           (198,315)
           Decrease (increase) in inventory                                         4,371             (16,688)             (6,781)
           (Increase) in debt issuance costs                                     (144,852)                 --            (144,852)
           (Increase) decrease in deposits and prepaid expenses                  (193,839)             15,439            (314,833)
           Increase in accounts payable and accrued liabilities                    67,474              79,548           2,340,557
           Increase in unearned revenue                                            90,285                  --             197,522
           Increase in license options commission payable                              --                  --             524,800
           Increase in accrued interest                                           122,424               1,849             614,373
           Increase in other current liabilities                                   18,500               3,439             170,193
                                                                           --------------      --------------      --------------
 Net cash used in operating activities                                         (1,124,627)         (1,115,901)        (11,976,282)
                                                                           --------------      --------------      --------------
 Cash flows from investing activities:
   Purchase of assets from General Communications, Inc.                                --                  --            (352,101)
   20% investment in JJ&D, LLC                                                         --                  --            (100,000)
   Purchase of Airtel Communications, Inc. assets                                      --                  --             (50,000)
   Purchase of CMRS and 800 SMR Network, Inc.                                          --                  --          (3,547,000)
   Purchase of SMR station licenses                                                    --                  --          (1,398,575)
   Purchase of license options                                                    (99,999)           (191,700)         (1,786,444)
   Sale of management agreements and options to acquire
      licenses                                                                         --                  --             500,000
   Purchase of property and equipment                                            (293,297)           (212,090)         (4,917,472)
   Sale of property and equipment                                                      --                  --             827,841
   Purchase of assets held for resale                                                  --                  --            (219,707)
   Sale of assets held for resale                                                      --                  --             700,000
   Increase in other non-current assets                                                --                  --             (11,123)
                                                                           --------------      --------------      --------------
 Net cash used in investing activities                                           (393,296)           (403,790)        (10,354,581)
                                                                           --------------      --------------      --------------

        (Continued)


                                        5
================================================================================

                                  FORM 10-QSB
================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows, Continued
For the Three Months Ended March 31, 1998 and 1997 and for the
Period from January 1, 1994 through March 31, 1998
================================================================================

                                                                                                                    PERIOD FROM
                                                                                 3 MONTHS ENDED MARCH 31,             1/1/94
                                                                           ----------------------------------         THROUGH
                                                                                 1998                1997            03/31/98
                                                                           --------------      --------------      --------------
Cash flows from financing activities:
     Proceeds upon issuance of common stock                                $           --      $           --      $    4,316,543
     Proceeds upon issuance of preferred stock                                         --                  --           3,848,895
     Proceeds upon exercise of options - related parties                               --                  --              62,500
     Proceeds upon exercise of options - unrelated parties                             --                  --           3,075,258
     Purchase and conversion of CCI stock                                              --                  --              45,000
     Advances from related parties                                                     --                  --             767,734
     Payment of advances from related parties                                          --                  --             (73,000)
     Payments of long-term debt and capital lease obligations                    (190,784)           (120,081)         (1,160,050)
     Proceeds from issuance of notes payable                                           --                  --             375,000
     Proceeds from issuance of long-term debt                                   1,613,020           1,530,000          11,936,686
                                                                           --------------      --------------      --------------
Net cash provided by financing activities                                       1,422,236           1,409,919          23,194,566
                                                                           --------------      --------------      --------------
Net (decrease) increase in cash                                                   (95,687)           (109,772)            863,703
Cash at beginning of period                                                       959,390           1,463,300                  --
                                                                           --------------      --------------      --------------
Cash at end of period                                                      $      863,703      $    1,353,528      $      863,703
                                                                           ==============      ==============      ==============


Supplemental disclosure of cash paid for:
     Taxes                                                                 $           --      $           --      $           --
     Interest                                                              $       27,578      $        7,332      $      432,557
                                                                           ==============      ==============      ==============

Supplemental disclosure for non-cash investing and financing activities:


1998

* The Company issued 108,500 shares of Common Stock to employees.
* Issuance of $1,548,555 of note payables, net of discount, to exercise options to purchase FCC licenses.
* Conversion of 79,519 shares of convertible preferred stock into 1,803,052 shares of common stock.
* Issuance of 22,095 shares of common stock for preferred stock dividends.
* Issuance of 11,400 shares of common stock for $32,890 of common stock previously subscribed.
* Issuance of 800,000 shares of common stock for exercise of license option.
* Reclassification of minority interest of approximately $14,915 into property and equipment.


1997

* Conversion of $1,050,000 of convertible debt to equity.
* Issuance of 231,744 shares of common stock for $255,945 of common stock subscribed.
* Exercise of 323,857 options which had $161,929 of prepayment associated with them.
* Reclassified $108,027 of deposits to property and equipment.

See accompanying notes to unaudited consolidated financial statements.



                                        6
================================================================================

                                  FORM 10-QSB
================================================================================
CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 1998
================================================================================

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

A.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Chadmoore Wireless Group, Inc. and subsidiaries and consolidated partnerships (the "Company"), a development stage company, and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission Form 10-QSB. All material adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary to present fairly the financial condition and related results of operations, cash flows and shareholders' equity for the respective interim periods presented are reflected. The current period results of operations are not necessarily indicative of the results for any other interim period or for the full year ended December 31, 1998. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-KSB for the period ending December 31, 1997.

B.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 for the quarter ended March 31, 1998. As of March 31, 1998 the Company has no other comprehensive income amounts.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS
131). SFAS 131 establishes additional standards for segment reporting in financial statements and is effective for fiscal years beginning after December 15, 1997. The Company is currently assessing the impact of implementation.

C.  RECLASSIFICATIONS

Certain amounts in the first quarter 1997 Unaudited Consolidated Financial Statements have been reclassified to conform to the 1998 presentation.

D.  LOSS PER SHARE

Basic and diluted loss per share were computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Prior years have been restated to reflect the application of SFAS 128.





                                       7
================================================================================

                                  FORM 10-QSB
================================================================================
(2) FCC LICENSES AND LICENSE OPTIONS

The Company has entered into various option agreements to acquire FCC licenses for SMR channels ("Option Agreements"). These Option Agreements allow the Company to purchase licenses, subject to FCC approval, within a specified period of time after the agreement is signed. During the three months ended March 31, 1998, the Company had exercised Option Agreements for approximately 220 channels for consideration of cash, notes payable and Chadmoore Wireless Group's common stock ("Common Stock") totaling approximately $2,024,593. In relation to the exercise of the options for the channels, the Company has also incurred commission costs totaling approximately $503,000, which are included in FCC licenses.

In addition to the above mentioned licenses, in a single transaction dated January 12, 1998, the Company exercised its options to acquire approximately 3,220 FCC licenses for SMR channels with 32 license holders. As of March 31, 1998, all of the approximately 3,220 licenses were in the process of being transferred to the Company, pending FCC approval.

As of March 31, 1998, of the approximately 4,800 licenses under the Company's control, approximately 670 licenses had transferred to the Company and approximately 3,360 were in the process of being transferred to the Company, pending FCC approval. The remaining approximately 770 licenses continue to be maintained under Option and/or Management Agreements (defined below), for which the Company has decided to delay exercise based on economic considerations.

The Company amended several Option Agreements whereby the Company would make quarterly installment payments toward the purchase of channels. With respect to these agreements, the Company is in default thereof. Approximately $350,000 of accrued installment payments has been recorded at March 31, 1998 in "Licenses - options payable". If the holder requests remedy, in writing, the Company has thirty days to remedy any deficiency by sending monies totaling all outstanding installment payments due such holder. The Company addresses each request on a case by case basis and determines, based on various factors, whether to pay the outstanding installment payments, purchase the license in full with a promissory note or cancel the Option Agreement. As of March 31, 1998, holders of such amended Option Agreements have not elected to terminate the options or exercise other available remedies. If the Company elects to cancel the Option Agreement all consideration paid is retained by the licensee and expensed accordingly by the Company. If the Company were to exercise the remaining outstanding Option Agreements for approximately 880 channels as of March 31, 1998, the obligations would total approximately $17 million.

Upon entering into Option Agreements, the Company also entered into management agreements with the licensees ("Management Agreements"). The Management Agreements give the Company the right to manage the SMR systems, subject to the direction of the licensees, for a period of time prior to the transfer of the licenses to the Company as stated in the agreements, usually 2 to 5 years. During such period, revenues received by the Company are shared with the licensee only after certain agreed-upon costs to construct the channels have been recovered by the Company.

(3) LONG-TERM DEBT

DEBT ISSUANCES

During the three months ended March 31, 1998 the Company entered into notes payable with license holders for approximately $1,550,000, net of a discount of approximately $550,000; these notes represent the final payment to exercise license options for approximately 220 licenses. As of March 31, 1998 the Company had approximately $4,750,000, net of a discount of approximately $1,500,000, calculated at an imputed interest rate of 15%.

On October 30, 1997, two subsidiaries of the Company, CCI and CMRS, ("CCI" and "CMRS")entered into a First Amendment and Financing and Security Agreement with MarCap Corporation ("MarCap") which amended that certain Financing and Security Agreement dated October 29, 1996 between CCI and Motorola, Inc. ("Motorola" and the "Motorola Loan Facility"), the interest of Motorola therein having been assigned to MarCap, pursuant to which MarCap extended to CCI and CMRS an additional loan facility (the "MarCap Facility") in a maximum amount of $2,000,000.




                                       8
================================================================================

                                  FORM 10-QSB
================================================================================
As of March 31, 1998 the total outstanding amounts of the MarCap Facility and Motorola Loan Facility were $2,049,080 and $363,100, respectively. The Company incurred debt issuance costs related to the drawdowns totaling $144,852. These costs will be amortized over the lives of the loans.

As of March 31, 1998, the Company was not in compliance with its debt covenants, such as, tangible net worth, minimum annualized revenue and cash flow to debt. However, the necessary debt waiver was obtained. The Company has renegotiated the covenants stipulated in the agreement and the Company is in compliance thereof.

(4)  EQUITY TRANSACTIONS

A.   PREFERRED STOCK CONVERSIONS

On December 23, 1997, the Company completed a private placement of Series B Convertible Preferred Stock (the "Series B Preferred") through Settondown Capital International ("Settondown"). The Series B Preferred provides for liquidation preference of $10.00 per share and cumulative dividends at 8.0% per annum from the date of issuance, payable quarterly in cash or Common Stock, at the then-current market price, at the option of the Company.

Holders of the Series B Preferred are entitled to convert any portion of the Series B Preferred into Common Stock at the average market price of the Common Stock for the five (5) day trading period ending on the day prior to conversion. If the difference between the average price and the current market price is greater than 20%, the lookback is increased to 20 days. The Series B Preferred also provides that holders are restricted from converting an amount of Series B Preferred which would cause them to exceed 4.99% beneficial ownership of the Common Stock. During the three months ended March 31, 1998 the holders of Series B Preferred Stock converted 79,519 shares of Series B Preferred into 1,803,052 shares of Common Stock. Dividends on such shares of Series B Preferred were $10,732, which was paid with 22,095 shares of Common Stock.

B.   EXERCISE OF LICENSE OPTION

On January 12, 1998, the Company consummated an agreement with 32 of 33 licensee corporations that were due approximately 8% of the outstanding common stock of CMRS as the balance of consideration due for the Company's exercising options to acquire approximately 3,220 licenses from such licensee corporations, for such licensee corporations to accept $150,000 in lieu of such stock in CMRS. Upon signing, the Company had five days to fund such transaction. Due to limited time and internal resources, the Company sought an investor that could immediately meet the $150,000 in payments. Already familiar with the Company from its earlier investment, Settondown agreed to provide the financing and acquire the approximately 8% minority interest in CMRS, provided that the Company in turn enter into an exchange agreement with Settondown to issue 800,000 shares of Common Stock in return for the minority interest in CMRS. These transactions closed on February 10, 1998, in conjunction with which Settondown also




                                       9
================================================================================

FORM 10-QSB
================================================================================
agreed to limit its selling of such shares of Common Stock to no more than 50,000 shares per month for the first six months following issuance thereof. An effect of these transactions was to eliminate an approximately 8% minority interest in CMRS in return for the issuance of 800,000 shares of Common Stock. CMRS remains a wholly owned subsidiary of the Company with no further obligations to the 32 licensee corporations. The one remaining licensee continues to operate under the Company's Management and Option Agreements. Negotiations are currently underway to exercise the option. If a satisfactory resolution cannot be achieved the Company intends to continue to operate under the current Management and Option Agreement, subject to the licensee's direction. The Company recorded the 800,000 shares at the fair market value on the date of the transaction, February 10, 1998, this amount was capitalized into investment in options to acquire licenses.

C.   STANDSTILL AGREEMENT

On February 10, 1998, the Company and several holders of the Series B Preferred entered into an amendment providing that such holders would not convert any Series B Preferred into Common Stock prior to March 11, 1998. In consideration for such amendment, the Company agreed to issue to the Series B Preferred holders pursuant to Regulation S an aggregate of 310,023 shares of Common Stock and warrants to purchase approximately 380,000 shares of Common Stock, the terms of which are the same as the terms of the warrants issued in the December 23, 1997 private placement described above.

The expense of $182,914 has been determined based on the fair market value of the shares on the date of the transaction. The fair value of the warrants was less than the exercise price, as a result no value was allocated to warrants on the date of the transaction.

(5) COMMITMENTS AND CONTINGENCIES

A.  LICENSE OPTION AND MANAGEMENT AGREEMENT CONTINGENCIES

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

The District Court appointed Daniel R. Goodman (the "Receiver") to preserve the assets of NDD/Metropolitan. In the course of the Receiver's duties, he together with a licensee, Dr. Robert Chan, who had received several FCC licenses through NDD/Metropolitan's services, filed a request to extend the construction period for each of 4,000 SMR stations. At that time, licensees of most of the stations included in the waiver request ("Receivership Stations") were subject to an eight-month construction period. On May 24, 1995, the FCC granted the request for extension. The FCC reasoned that the Receivership Stations were subject to regulation as commercial mobile radio services stations, but had not been granted the extended construction period to be awarded to all CMRS licensees. Thus, in an effort to be consistent in its treatment of similarly situated licensees, the FCC granted an additional four months in which to construct and place the Receivership Stations in operation (the "Goodman/Chan Waiver"). The grant of the Goodman/Chan Waiver is to become effective upon publication in the Federal Register. As of this date, the Goodman/Chan Waiver has not been published in the Federal Register.

The FCC has never released a list of stations it considers to be Receivership Stations, in spite of repeated requests by the Company. Nonetheless, on the basis of release to the Company, by the Receiver, of a list of the Receivership Stations believed by the Receiver to be subject to Management and Option Agreements with or held by the Company, the Company believes that approximately 800 of the licenses that it owns or manages are Receivership Stations. For its own licenses and under the direction of each licensee for managed stations, the Company has proceeded with the construction of Receivership Stations. Because the FCC has not released its final order for publication, no assurance can be given that any of such stations owned or managed by the Company will obtain relief with respect to deadlines for timely construction pursuant to FCC rules. The Company believes that the Goodman/Chan Waiver decision will be published during 1998. However, significant delay by the FCC in publishing the Goodman/Chan Waiver in the Federal Register would necessitate a re-prioritization of the Company's rollout plan.





                                       10
================================================================================

                                  FORM 10-QSB
================================================================================
The Receiver has requested that the Company replace some of the existing Management and Option Agreements with Goodman/Chan licensees with promissory notes. The Company engaged in discussions with the Receiver in this regard, but did not reach a final determination and concluded that no further discussions are warranted at this time. However, there can be no assurances that the Receiver would not decide to take actions in the future to challenge the Company's agreements with Goodman/Chan licensees, including the Company's rights to licenses under such agreements, in an effort to enhance the value of the Receivership Estate.

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

On February 2, 1998, the Company filed a Cross-Complaint against Airnet as well as three other named cross-defendants related to Airnet: Uninet, Inc., ("Uninet") Anthony Schatzlein ("Schatzlein") and Dennis Houston ("Houston"). The Company's Cross-Complaint alleges various causes of action including fraud, breach of oral contract, fraud and defamation



                                       11
================================================================================

                                  FORM 10-QSB
================================================================================
which arise out of the proposed merger and the events surrounding it. On March 2, 1998, cross-defendants Airnet, Uninet, Schatzlein and Houston answered the Cross-Complaint with a general denial and a single affirmative defense -- that the Cross-Complaint does not state facts sufficient to constitute a cause of action.

The Company intends to vigorously defend the Second Amended Complaint and to pursue the claims set forth in the Cross-Complaint. Although the Company intends to defend the action vigorously, it is still in its early stages and no substantial discovery has been conducted in this matter, with certainty. Accordingly, at this time, the Company is unable to predict the outcome of this matter. A non-binding mediation is scheduled for June 12, 1998 before a retired judge of the superior court.

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

On or about January 28, 1998, Peacock filed a motion to add a counterclaim to this litigation. The counterclaim purported to allege causes of action based on breach of the Consultant Agreement, fraud and breach of fiduciary duty. CCI objected to Peacock's improper attempt to add tort claims to this litigation and Peacock agreed to withdrawn them, amend its proposed counterclaim by stipulating, and assert only a breach of contract claim based on the Consulting Agreement. The Amended Counterclaim was deemed filed with the Court, on March 15, 1998. On May 11, 1998 Chadmoore cited its Reply to Peacock's Counsels claim, denying liability and asserting Thirty-eight affirmative defenses, including defenses based on Peacock's alleged fraud and failure to perform. For then with its Reply, Chadmoore filed a counterclaim against Peacock and two entities related to Peacock - Peacock's Radio and Wild's Computer Services, Inc. and Peacock's Radio, a Partnership. Chadmoore's counterclaim asserts claims for Fraud, Breech of Fiduciary Duty, and Breech of Contract.
Chadmoore's counterclaim seeks general and punitive damages.

CCI intends to vigorously pursue its Complaint and defend against the counterclaim. At this time, discovery has not been completed and the Company is unable to predict the outcome of this matter.

Pursuant to the FCC's jurisdiction over telecommunications activities, the Company is involved in pending matters before the FCC which may ultimately affect the Company's operations.

(6) SUBSEQUENT EVENTS

On May 1, 1998, the Company closed a $7.5 million equity investment with Recovery Equity Investors II, L.P. ("Recovery"), an institutional private equity fund. In addition to such investment, Recovery has an option to purchase from the Company up to an additional $5 million in equity at a price which is significantly higher than the price previously paid by Recovery, and the Company has the ability to buy back such option if the Company meets certain performance criteria. Exercise of the option would result in a total equity infusion from Recovery of $12.5 million. The Company has terminated discussions under its previously disclosed letter of intent with Foothill Capital Corporation.



                                       12
================================================================================

                                       13
================================================================================

                                  FORM 10-QSB
================================================================================
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN
OF OPERATION

The following is a discussion of the consolidated financial condition and results of operations of Chadmoore Wireless Group, Inc., together with its subsidiaries (collectively "Chadmoore" or the "Company"), for the quarter ended March 31, 1998, and 1997, respectively.

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation, fluctuations in demand, loss of subscribers, the quality and price of similar or comparable wireless communications services, well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to complete intended market roll-out, access to sources of capital, adverse results in pending or threatened litigation, consequences of actions by the FCC, and general economics.

(1) PLAN OF OPERATION

INTRODUCTION

The Company is the second-largest holder of frequencies in the United States in the 800 megahertz ("MHz") band for commercial specialized mobile radio ("SMR") service. With control over 4,800 channels in the 800 MHz band through ownership of the licenses or through generally irrevocable options to acquire licenses (see Licenses and Rights to Licenses), the Company's Operating Territory, covers more than 53 million people in 168 markets, throughout the United States with focus on secondary and tertiary cities ("Operating Territory").

PRINCIPAL SERVICE AND MARKETS

Also known as dispatch, one-to-many, or push-to-talk, Chadmoore's commercial SMR service enables reliable, cost-effective, real-time communications for smaller and medium-sized enterprises ("SMEs") that rely on mobile workforces. For a flat fee of approximately $15.00 per radio per month, customers enjoy unlimited air-time for communicating instantaneously with their teams.

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

The Company's primary objectives are to continue developing, operating and aggressively loading SMR systems within its Operating Territory and to do so in a manner that effectively deploys capital, maximizes recurring revenues per dollar of invested capital, and generates positive cash flow at the system level as quickly as possible. In assessing these objectives and its spectrum position, the Company adopted its strategy to focus on the traditional analog SMR business.

Several key factors are believed by the Company to support this strategy, including (i) an established market base of 18.8 million users in the U.S. estimated to already rely on analog SMR service for dispatch applications, (ii) capacity constraints creating pent-up demand, (iii) before the FCC's licensing freeze, demand for SMR that had expanded consistently at a rate of




                                       14
================================================================================

\                                  FORM 10-QSB
================================================================================
approximately 15% to 18% per year for the prior 10 years, (iv) basic businesses of the nature served by SMR have endured for decades, and are expected to continue to indefinitely into the future, particularly in the secondary and tertiary cities focused on by Chadmoore, (v) favorable economic and demographic conditions have stimulated significant business formation, with SMR positioned as a cost-effective entry-level productivity tool for SMEs, (vi) outsourcing to commercial SMR providers was becoming economical for users on private systems,
(vii) analog SMR technology is proven, dependable, and widely available, (viii) analog dispatch service provides unlimited one-to-many communications for a known, flat fee of approximately $15 per user per month, (ix) excellent system economics are attainable as analog SMR service is simple and cost-effective to deploy, (x) such system economics enable the Company to add capacity incrementally as demand dictates, resulting in a relatively low cost of infrastructure, (xi) additional services such as sub-fleet billing, interconnect (telephony), automatic vehicle location, mobile data, voice mail, short messaging (paging), and telemetry can be offered using the same infrastructure, thereby generating operating leverage, (xii) an experienced, trained, and motivated distribution network was already in place primarily in the form of Motorola Sales and Service ("MSS") shops, and (xiii) nothing precludes the Company from migrating to digital or other technology as future capacity requirements dictate on a market by market basis.

Prior to adopting its analog technology platform, the Company had considered but decided against implementing a digital infrastructure ("digital SMR"). This decision was based, in part, on the Company's evaluation of the following factors: (i) competitors converting to digital SMR were expected by the Company to create further segmentation and awareness in the marketplace, (ii) full-scale digital conversion strategies generally require turning off existing SMR systems in order to utilize frequencies within a digital architecture, creating a pool of established users which the Company believes to be potentially available to other providers, (iii) the capital costs per subscriber associated with such digital technology are substantially higher than those for analog systems, (iv) the Company believes that the increasingly competitive nature of the wireless communications industry increases the risks associated with the higher capital costs of such digital technology, (v) a four to five times lower pricing advantage for analog versus digital service can be marketed to the cost-conscious end-user, (vi) other than digital encryption, the Company believes that essentially the same feature set can be offered to the customer using analog technology, (vii) the Company believes that it can add infrastructure on an as-needed, just-in-time basis and for significantly less capital cost, and (viii) nothing precludes the Company from migrating to a digital SMR platform as future capacity requirements dictate on a market by market basis, although such a migration would require additional expenditures. Because virtually all of the channels acquired by the Company were initially unused, with few or no existing customers on such frequencies, Chadmoore did not need to adopt a digital infrastructure in order to create room for growth. Rather, with ample available frequencies at its disposal, the Company could continue to offer traditional SMR users the low-cost, fixed-rate communications solution to which they are accustomed.

As of March 31, 1998, the Company had constructed, and based on detailed criteria relating to engineering, demographics, competition, market conditions, and dealer characteristics, had developed a prioritized roll-out plan for a total of 168 markets in the United States covering more than 53 million people. This population number, based on estimated 1996 U.S. Census Bureau estimates for Metropolitan Statistical Area figures, represents the number of people residing in the Operating Territory and is not intended to be indicative of the number of users or potential penetration rates as the Company establishes operating SMR systems. Of these 168 markets, the Company has implemented full-scale systems and distribution, servicing approximately 13,000 subscribers (an increase in excess of 50% since December 31, 1997) in the following 28 markets as of May 14, 1998:

           Augusta, GA                       Austin, TX
           Baton Rouge, LA                   Bay City/Saginaw, MI
           Bowling Green, KY                 Charleston, SC
           Charlotte, NC                     Corpus Christi, TX
           Fayetteville, AR                  Fort Myers, FL
           Fort Wayne, IN                    Grand Rapids, MI
           Huntsville, AL                    Jacksonville, FL
           Lake Charles, LA                  Lexington, KY
           Little Rock, AR                   Mankato, MN
           Memphis, TN                       Milwaukee, WI
           Naples, FL                        Nashville, TN
           Pine Bluff, AR                    Portland, ME
           Richmond, VA                      Roanoke, VA
           Rockford, IL                      South Bend, IN



                                       15
================================================================================

                                  FORM 10-QSB
================================================================================
Chadmoore generates revenue primarily from monthly billing for dispatch services on a per unit (radio) basis. In selected markets, additional revenue is generated from telephone interconnect service based on air-time charges as used, and in the case of the Memphis and Little Rock markets (in which direct rather than indirect distribution is used), from the sale of radio equipment, installation, and equipment service as well.

As initial capacity in a market is approached, additional channels can be integrated into the main system using the same basic controller (system computer), which reduces the average capital cost per channel. The Company believes that such system economics enable the Company to add capacity incrementally as demand dictates and maximize recurring revenues per dollar of capital invested. At the same time, capacity increases geometrically as channels are added due to the greater statistical probability of a channel being available for any user at any given time. In the Company's belief, these two factors generate strong operating leverage as the system expands.

In general, the Company prioritizes its markets based on five key parameters:
(i) the quality of the potential dealer, (ii) the lack of available capacity from other SMR providers in the market, (iii) business and population demographics, (iv) channel density, availability of tower space, topography, and similar engineering considerations, and (v) the overall business case including anticipated pricing, demand, infrastructure and operating costs, return on investment, and potential for value-added services.

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

Through corporate and field management, Chadmoore supports its dealers with a range of selling tools and incentives. The Company has engaged Moscato Marsh & Partners, Inc. of New York ("Moscato") for advertising, marketing, and promotional services as well as administering the local market launch in the remaining 140 markets. Several elements of Chadmoore's customer acquisition strategy are incorporated into Moscato's program, including further development of "Power To Talk" (PTT) service mark, creation and distribution of local dealer support kits, design and planning of local market promotional, media, and public relations programs in all of the Company's 168 markets, production of collateral materials and national advertisements in trade publications, and development of a full-time field marketing administrative program on a local market basis.

During 1997 for selected dealers in priority markets, the Company implemented a dealer partner program in order to finance system construction ahead of plan. In this program, dealers made substantial direct contributions that financed 100% of the initial system build-out. Depending on the market, the dealer generally recoups 60% to 80% of such investment from system earnings after operating expenses, and retains a 20% to 40% interest in the system thereafter. Of key significance, the dealer is repaid only if the system is profitable. The result: a long-term partnering relationship that motivates the Company to support the dealers, and that the Company believes motivates dealers to load systems rapidly, provide excellent service and customer retention, and market value-added services to the installed base. Company management believes that such emphasis has, in part, been responsible for a Chadmoore churn rate (the rate at which customers disconnect service) well below industry average.



                                       16
================================================================================

                                  FORM 10-QSB
================================================================================
To keep the motivational aspects of the dealer partner program but reduce the effective capital cost to the Company, in selected markets for which full-scale roll-out has yet to occur the Company anticipates implementing a modified dealer partner arrangement in which the dealer would contribute approximately 25% to 60% (depending on market size) towards initial market roll-out costs in return for a 10% interest in the local system. This investment would be a capital contribution, and not recouped from system earnings. Based on the speed and extent of loading subscribers onto the system, the dealer partner would have incentive opportunities to earn up to an additional 10% interest in the system.

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

LICENSES AND RIGHTS TO LICENSES

Within its 168 target markets, Chadmoore controls approximately 4,800 channels in the 800 MHz band through ownership of the licenses or through generally irrevocable five and ten-year options to acquire licenses ("Option Agreements"), subject to FCC rules, regulations, and policies, coupled with management agreements ("Management Agreements") until such Option Agreements have been exercised or expire. The Management Agreements give the Company the right to manage the SMR systems, subject to the direction of the licensees, for a period of time prior to the transfer of the licenses to the Company as stated in the agreements, usually 2 to 5 years. During such period, revenues received by the Company are shared with the licensee only after certain agreed-upon costs to construct the channels have been recovered by the Company. These like-term Management Agreements with the license holders are intended to enable the Company to develop, maintain, and operate the corresponding SMR channels subject to the licensee's direction. Any acquisition of an SMR license by the Company pursuant to exercise of an Option Agreement is subject, among other things, to approval of the acquisition by the FCC. Until an Option Agreement is exercised and the corresponding license is transferred to Chadmoore, the Company acts under the direction and ultimate control of the license holder and in accordance with FCC rules and regulations.


                                       17
================================================================================

                                  FORM 10-QSB
================================================================================
Once an SMR station is operating, the Company may exercise its Option Agreement to acquire the license at any time prior to the expiration of the Option Agreement. As of March 31, 1998, the Company had exercised Options Agreements on approximately 4,030 channels, of which approximately 670 had transferred to the Company and approximately 3,360 were in the process of being transferred to the Company, pending FCC approval. The remaining approximate 770 channels continue to be utilized under Option and Management Agreements, for which the Company has decided to delay exercise based on economic considerations.

The Company presently intends to exercise all such remaining Option Agreements, but such exercise is subject to certain considerations. The Company may elect not to exercise an Option Agreement for various business reasons, including the Company's inability to acquire other licenses in a given market, making it economically unfeasible for the Company to offer an SMR system in such market. If the Company does not exercise an Option Agreement, its grantor may retain the consideration previously paid by the Company. Moreover, if the Company defaults in its obligations under an Option Agreement, the grantor may retain the consideration previously paid by the Company as liquidated damages. Further, if the SMR system is devalued by the Company's direct action, the Company is also liable under the Option Agreement for the full Option Agreement price, provided the grantor gives timely notice. The Option Agreements also authorize a court to order specific performance in favor of the Company if a grantor fails to transfer the license in accordance with the Option Agreement. However, there can be no assurance that a court would order specific performance, since this remedy is subject to various equitable considerations. To the extent that Option and Management Agreements remain in place, no assurance can be given that they will continue to be accepted by the FCC or will continue in force.

(2) RESULTS OF OPERATION

Total revenues for the quarter ended March 31, 1998 increased 3.5% to $516,092 from $498,849 in the first quarter of 1997, reflecting increases of $230,087, or 162.6%, in Radio Services (recurring revenues from air-time subscription by customers), offset by declines of $165,863, or 66.0%, in Equipment Sales and $40,100, or 40.6% in Maintenance and Installation services. Consistent with the Company's plan of operation to focus on recurring revenues by selling its commercial SMR service through independent local dealers, the proportion of total revenues generated by Radio Services increased to 72.0% in the first quarter of 1998 from 28.4% in the first quarter of 1997. Where the Company sells through independent dealers, the local dealer rather than the Company sells, installs, and services the radio equipment and records the revenues and costs associated therewith and the Company receives only the recurring revenue associated with the sale of airtime. The Company anticipates that the proportion of total revenues from recurring revenues will continue to increase in future periods as additional markets are rolled out utilizing indirect distribution through such local dealers.

The 162.6% increase in Radio Services revenues, to $371,578 in the first quarter of 1998 from $141,491 in the first quarter of 1997, was driven by an increase in the number of subscribers utilizing the Company's SMR systems, which measured 11,260 at March 31, 1998 versus approximately 2,600 at March 31, 1997, an increase of over 325% during the twelve months ended March 31, 1998, with approximately 70% of the growth occurring in the second half of such period. The increase in subscribers, in turn, may be attributed to full-scale implementation of service by the Company in 17 new markets during the period. Pricing per subscriber unit in service remained comparable over the periods. Further, during the period January 1, 1998 through March 31, 1998, the number of subscribers increased by approximately 3,000 as compared to approximately 500 during the same period in 1997, an increase of approximately 500%.

The 66.0% decrease in revenues from Equipment Sales, to $85,528 in the first quarter of 1998 from $251,391 in the first quarter of 1997 and the 40.6% decrease in revenues from Maintenance and Installation services, to $58,740 in the first quarter of 1998 from $98,840 in the first quarter of 1997, was attributed to a relatively lower increase in new subscribers purchasing new equipment in the Company's two direct distribution markets as well as insufficient working capital to maintain inventory and a full complement of salespeople.

The Company anticipates that Equipment Sales and Maintenance and Installation service will continue to account for a declining share of total revenues in the future, because since acquiring full-service operations in its first two markets, the Company has utilized and intends to continue utilizing indirect distribution through local dealers in substantially all markets. As noted previously, in such cases, the local dealer rather than the Company sells, installs, and services the radio equipment



                                       18
================================================================================

                                  FORM 10-QSB
================================================================================
and records the revenues and costs associated therewith.

Cost of sales decreased by $89,241, or 32.8%, to $182,873 in the first quarter of 1998 from $272,114 in the first quarter of 1997. This decrease was due to lower Equipment and Maintenance and Installation revenues, which have higher cost of sales associated with them, compared to Radio Services revenues. As a result, gross margin (total revenue less cost of sales, as a percentage of total revenue) increased by 19.1 percentage points, to 64.6% in the first quarter of 1998 from 45.5% in the first quarter of 1997.

Salaries, wages, and benefits expense decreased by $122,790, or 21.3%, to $453,250 in the first quarter of 1998 from $576,040 in the first quarter of 1997, primarily due to a lower number of employees and significantly reduced relocation expenses. Relative to total revenues, salaries, wages, and benefits expense measured 87.8% in the first quarter of 1998 compared with 115.5% for the first quarter of 1997. In future years the Company expects salaries, wages, and benefits expense as a percent of total revenues to continue to decline as the Company realizes operating leverage gained from an increasing subscriber base managed through essentially the same infrastructure.

General and administrative expense, increased $72,126, or 9.5%, in to $832,400 in the first quarter of 1998 from $760,274 in the first quarter of 1997. This increase is primarily attributed to an increase in site expenses for non-revenue generating sites. The Company expects such general and administrative site costs to decrease as these sites generate revenue and related site costs become cost of sales. Relative to total revenues, general and administrative expense increased to 161.3% in the first quarter of 1998 compared with 152.4% for the first quarter of 1997. The Company expects general and administrative expense as a percent of total revenues to decline in future years as the Company realizes operating leverage gained from an increasing subscriber base managed through essentially the same infrastructure.

Depreciation and amortization expense increased $33,776, or 21.1% to $194,134 in the first quarter of 1998 from $160,358 in the first quarter of 1997, reflecting greater capital expenditures associated with construction and implementation of operating systems equipment.

Due to the foregoing, total operating expenses decreased $106,129, or 6.0%, to $1,662,657 in the first quarter of 1998 from $1,768,786 in the first quarter of 1997, and the Company's loss from operations decreased by $123,372, or 9.7%, to $1,146,565 from $1,269,937, for such respective periods.

Net interest expense increased $396,699, or 623.0%, to $460,370 in the first quarter of 1998 from $63,671 in the first quarter of 1997, which may be attributed to higher average balances outstanding under loan facilities and additional notes payable to licensees, from the exercise of Option Agreements.

Based on the foregoing, the Company's net loss increased $465,638, or 35.9%, to $1,799,146, or $0.08 per basic and diluted share, in the first quarter of 1998 from $1,333,608, or $0.07 per basic and diluted share, in the first quarter of 1997.

(3) LIQUIDITY AND CAPITAL RESOURCES

The Company believes that over the next 12 months, depending on the rate of market roll-out during such period, it will require approximately $5.0 million to $7.0 million in additional funding for full-scale implementation of its SMR services and ongoing operating expenses. To meet such funding requirements, the Company anticipates continued utilization of its existing borrowing facility with Motorola, Inc. ("Motorola"), a vendor financing arrangement recently consummated with HSI GeoTrans, Inc. ("GeoTrans"), sales of selected SMR channels deemed non-strategic to its business plan, and additional debt funding as needed. There can be no assurances that the Company will be able to successfully obtain the additional debt financings or will be otherwise able to obtain sufficient financing to consummate the Company's business plan.

On May 1, 1998, the Company closed a $7.5 million equity investment with Recovery Equity Investors II, L.P. ("Recovery"), an institutional private equity fund. In addition to such investment, Recovery has an option to purchase from the Company up to an additional $5 million in equity at a price which is significantly higher than the price previously paid by Recovery, and the Company has the ability to buy back such option if the Company meets certain performance criteria. Exercise of the option would result in a total equity infusion from Recovery of $12.5 million.


                                   19
================================================================================

                                  FORM 10-QSB
================================================================================
In conjunction with Recovery's increased equity financing, the Company has elected to defer its previously announced effort to raise secured debt financing, but intends to return to the debt markets as needed in the future, presumably with a stronger balance sheet, longer operating history, and greater critical mass. Consistent with that decision, Chadmoore has terminated discussions under its previously disclosed letter of intent with Foothill Capital Corporation. The Company contemplates returning to the debt market during the next 12 months, but has not entered into any substantive discussions or commitments for additional debt financing as of the date hereof.

On March 9, 1998, the Company entered into a vendor financing arrangement with GeoTrans, a wholly owned subsidiary of Tetra Tech, Inc., whereby GeoTrans is performing turn-key implementation of full-scale SMR operating systems for the Company in up to 10 markets per month and 145 total markets. During 1997, GeoTrans completed preliminary construction services for the Company in 78 markets. The financing mechanism in the Company's arrangement with GeoTrans specifies a $4,000 down-payment per market by the Company and approximately $18,000 per market to be drawn by the Company under its Motorola financing facility, with GeoTrans financing the balance of approximately $49,000 per market on 120-day payment terms, with incentives to the Company of up to a 3% discount for early payment. Collateral for such financing arrangement consists of 183 channels in nine primarily non-strategic markets with a fair market value estimated by the Company of $4.4 million.

On January 12, 1998, the Company consummated an agreement with 32 of 33 licensee corporations that were due approximately 8% of the outstanding common stock of CMRS (as the balance of consideration due for the Company's exercising options to acquire approximately 3,220 licenses from such licensee corporations), for such licensee corporations to accept $150,000 in lieu of such stock in CMRS. Upon signing, the Company had five days to fund such transaction. Due to limited time and internal resources, the Company sought an investor that could immediately meet the $150,000 in payments. Already familiar with the Company from its earlier investment, Settondown Capital International ("Settondown") agreed to provide the financing and acquire the approximately 8% minority interest in CMRS, provided that the Company in turn enter into an exchange agreement with Settondown to issue 800,000 shares of Common Stock in return for the minority interest in CMRS. These transactions closed on February 10, 1998, in conjunction with which Settondown also agreed to limit its selling of such shares of Common Stock to no more than 50,000 shares per month for the first six months following issuance thereof. An effect of these transactions was to eliminate an approximately 8% minority interest in CMRS in return for the issuance of 800,000 shares of Common Stock. CMRS remains a wholly owned subsidiary of the Company with no further obligations to the 32 licensee corporations, considerably simplifying the Company's capital structure as a result. Management believes the transactions were advantageous because the valuation placed by the Company on the 8% of CMRS common stock which would otherwise have been issued to the license holders was greater than the consideration actually provided by the Company as a result of the transactions. However, no assurances can be given that the Company's valuation of such 8% of CMRS common stock would be generally accepted, especially given the absence of a public market in CMRS shares and market uncertainties regarding the valuation of assets such as those held by CMRS. The one remaining licensee continues to operate under the Company's Management and Option Agreements. Negotiations are currently underway to exercise the option. If a satisfactory resolution cannot be achieved the Company intends to continue to operate under the current Management and Option Agreement, subject to the licensee's direction.

On October 30, 1997, two subsidiaries of the Company, CCI and CMRS, entered into a First Amendment and Financing and Security Agreement with MarCap Corporation ("MarCap") which amended that certain Financing and Security Agreement dated October 29, 1996 between CCI and Motorola (the "Motorola Loan Facility"), the interest of Motorola therein having been assigned to MarCap, pursuant to which MarCap extended to CCI and CMRS an additional loan facility (the "MarCap Facility") in a maximum amount of $2,000,000 (plus certain fees and legal expenses payable to MarCap). The MarCap Facility is secured by (i) a pledge of all the stock of two subsidiaries and assignment of all limited liability company membership interests in three limited liability companies, which collectively hold licenses or rights to licenses in up to 452 channels in 12 markets having a value (per a third-party appraiser) of approximately $8,800,000 (subsequently valued at approximately $10,400,000 by the same third-party appraiser), (ii) a first lien on all non-Motorola equipment used in systems for such markets, and (iii) a cross-pledge of all collateral previously granted in favor of Motorola relating to the Motorola Facility, which cross-pledge, until modified by letter agreement dated February 25, 1998 between the Company and MarCap as described further below, would unwind with respect to collateral pledged under either the Motorola Facility




                                       20
================================================================================

                                  FORM 10-QSB
================================================================================
or MarCap Facility upon full repayment by the Company of all outstanding balances under either such respective Facility. The MarCap Facility is further guaranteed by Chadmoore Wireless Group, Inc. and by Chadmoore Communications of Tennessee, Inc. to the extent of its interest in the collateral previously pledged in favor of Motorola.

On October 31, 1997, the initial draw under the MarCap Facility was made in the amount of $481,440 and evidenced by a promissory note executed in favor of MarCap. Subsequent draws of $250,000, $650,000 and $663,000 (plus certain fees and legal expenses payable to MarCap) were made on February 6, 1998, March 6, 1998, and March 27, 1998, respectively.

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

On April 30, 1998, the Company and MarCap agreed upon modifications to the provisions of the MarCap Facility. Such modifications included (i) a shifting out of existing covenants by one quarter to account for elapsed time that had been dedicated to securing financing rather than systems implementation, and
(ii) affirmation by the Company to utilize its diligent best efforts to obtain the then-proposed $7.5 million of equity financing without the $15 million aggregate financing requirement. The Company remains in full compliance with the Motorola and MarCap Facilities.

In October 1996, CCI signed a purchase agreement with Motorola to purchase approximately $10,000,000 of Motorola radio communications equipment, including Motorola Smartnet II trunked radio systems. Such purchase agreement required that the equipment be purchased within 30 months of its effective date. In conjunction with such purchase agreement, CCI entered into the Motorola Facility permitting CCI to borrow during the term of the purchase agreement up to 50% of the value of Motorola equipment purchased under the purchase agreement, or up to $5,000,000. On August 18, 1997, Motorola, with the Company's concurrence, assigned all of its interest in the Motorola Facility to MarCap. By way of letter agreement dated March 10, 1998 among MarCap, Motorola, and the Company, the effective period of the Motorola purchase agreement and the Motorola Facility was extended from 30 months to 42 months from the effective dates thereof. Depending on the Company's ability to continue funding its minimum 50% down-payment requirement under the Motorola purchase agreement, the Company anticipates funding approximately $2.5 million of Motorola equipment for its SMR systems under the Motorola Facility for the next 12 months.

Based on the foregoing, the Company believes that it should have adequate resources to continue establishing its SMR business and emerge from the development stage during 1998. However, while the Company believes that it has developed adequate contingency plans, the failure to obtain additional debt financing, if needed, could have a material adverse effect on the Company, including the risk of bankruptcy. Such contingency plans include pursuing similar financing arrangements with other institutional investors and lenders that have expressed interest in providing capital to the Company, selling selected channels, and focusing solely on the 28 markets in which full-scale service has already been implemented. This latter course might entail ceasing further system expansion in such markets (which in the aggregate are generating positive cash flow) and reducing corporate staff to the minimal level necessary to administer such markets. The Company believes that this strategy would provide sufficient time and resources to raise additional capital or sell selected channels in order to resume its growth. However, there can be no assurances that this or any of the Company's contingency plans would adequately address the aforementioned risks, or that the Company will attain overall profitability once it has emerged from the developmental stage.



                                       21
================================================================================

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

The Company intends to vigorously defend the Second Amended Complaint and to pursue the claims set forth in the Cross-



                                       22
================================================================================

                                  FORM 10-QSB
================================================================================
Complaint. At this time, the outcome of this litigation cannot be predicted with certainty. Although the Company intends to defend the action vigorously, it is still in its early stages and no substantial discovery has been conducted in this matter. Accordingly, at this time, the Company is unable to predict the outcome of this matter. A non-binding mediation is scheduled for June 12, 1998 before a retired judge of the superior court.

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

On or about January 28, 1998, Peacock filed a motion to add a counterclaim to this litigation. The counterclaim purported to allege causes of action based on breach of the Consultant Agreement, fraud and breach of fiduciary duty. CCI objected to Peacock's improper attempt to add tort claims to this litigation and Peacock agreed to withdrawn them, amend its proposed counterclaim by stipulating, and assert only a breach of contract claim based on the Consulting Agreement. The Amended Counterclaim was deemed filed with the Court, on March 15, 1998. On May 11, 1998 Chadmoore cited its Reply to Peacock's Counsels claim, denying liability and asserting Thirty-eight affirmative defenses, including defenses based on Peacock's alleged fraud and failure to perform. For then with its Reply, Chadmoore filed a counterclaim against Peacock and two entities related to Peacock - Peacock's Radio and Wild's Computer Services, Inc. and Peacock's Radio, a Partnership. Chadmoore's counterclaim asserts claims for Fraud, Breech of Fiduciary Duty, and Breech of Contract. Chadmoore's counterclaim seeks general and punitive damages.

CCI intends to vigorously pursue its Complaint and defend against the counterclaim. At this time, discovery has not been completed and the Company is unable to predict the outcome of this matter.

Pursuant to the FCC's jurisdiction over telecommunications activities, the Company is involved in pending matters before the FCC which may ultimately affect the Company's operations. These pending matters include the "Goodman Chan" decision and the Company's pending Finders Preference requests. Details concerning the status of these proceedings at the FCC are given above. (Part I, Item 1 Footnote 5A).




                                       23
================================================================================

                                  FORM 10-QSB
================================================================================
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.






                                       24
================================================================================

                                  FORM 10-QSB
================================================================================
ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K


   (a)(1) A list of the financial statements and schedules thereto as filed in this report reside at Item 1.

   (a)(2) The following exhibits are submitted herewith:

    4.1 Certificate of Designation of Rights and Preferences of Series C Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 1998 (the "Form 8-K")).

    4.2 Form of Series C Preferred Stock Certificate (Incorporated by reference to Exhibit 4.2 of the Form 8-K).

   10.20 Form of Amendment No. 1 to Offshore Subscription Agreement for Series B 8% Convertible Preferred Stock dated on or about February 17, 1998
          (1)

   10.21 Investment Agreement dated May 1, 1998, between the Registrant and Recovery Equity Investors II, L.P. ("Recovery") (incorporated by reference to Exhibit 10.1 of the Form 8-K).

   10.22 Registration Rights Agreement, dated May 1, 1998, between the Registrant and Recovery (incorporated by reference to Exhibit
          10.2 of the Form 8-K).

   10.23 Stock Purchase Warrant, dated May 1, 1998, issued to Recovery for the purchase of 4,000,000 shares of Common Stock (incorporated by reference to Exhibit 10.2 of the Form 8-K).

   10.24 Stock Purchase Warrant, dated May 1, 1998, issued to Recovery for the purchase of 14,612,796 shares of Common Stock (incorporated by reference to Exhibit 10.2 of the Form 8-K).

   10.25 Stock Purchase Warrant, dated May 1, 1998, issued to Recovery for the purchase of 10,119,614 shares of Common Stock (incorporated by reference to Exhibit 10.2 of the Form 8-K).

   10.26 Shareholders Agreement, dated May 1, 1998, by and among the Registrant Recovery and Robert W. Moore (incorporated by reference to Exhibit 10.2 of the Form 8-K).

   10.27 Advisory Agreement, dated May 1, 1999, between the Registrant and Recovery (incorporated by reference to Exhibit 10.2 of the Form 8-K).

   10.28 Indemnification Letter Agreement, dated May 1, 1998, between the Registrant and Recovery (incorporated by reference to Exhibit 10.2 of the Form 8-K).

   11     Computation of per share amounts (2)

   27.1   Financial Data Schedule 1998 (2)

   27.2   Financial Data Schedule 1997 (2)


(1) Incorporated by reference to Exhibit 10.16 to the Company's Form 8-K, under Item 9, date of earliest event reported - February 17, 1998

(2)   Filed herewith.




                                       25
================================================================================

                                  FORM 10-QSB
================================================================================

(b)    Current Reports on Form 8-K

(i) Current Report on Form 8-K filed on February 24, 1998, reported pursuant to the SEC's Division of Corporation Finance's interpretation of the disclosure requirements set forth in SEC Release No. 34-37801, reporting
       (a) On December 23, 1997, the Company concluded a private placement conducted in accordance with Regulation S in which the Company sold (i) 219,000 shares of Series B Convertible Preferred Stock (the "Preferred Stock") and (ii) warrants ("Warrants") to purchase 300,000 shares of the Company's Common Stock, with the Company receiving proceeds of $1,650,000; and (b) with respect to certain conversions of the Preferred Stock, the Company issued shares of its Common Stock to various holders of some of such Preferred Shares.

(ii) Current Report on Form 8-K filed on March 16, 1998 reporting (a) the terms of amendments (the "Amendments") of the terms of the private placement described in the Company's Current Report on Form 8-K filed on February 24, 1998 (the "Prior 8-K"), which Amendments extended the holding period applicable to purchasers of the Preferred Stock (as defined in the Prior 8-K) and provided for the issuance of additional shares of Common Stock, Warrants (as defined in the Prior 8-K) and Common Stock underlying Warrants to such purchaser; (b) with respect to certain conversions of the Preferred Stock, the Company issued shares of its Common Stock to various holders of some of such Preferred Shares; and (c) the Company's agreement to issue 800,000 shares of its Common Stock in accordance with Regulation S to a single investor (the "Investor") who is not a U.S. Person, in exchange for the delivery to the Company of 5,032 shares of common stock of CMRS. CMRS had previously agreed to issue the CMRS Shares to the Investor in exchange for the agreement of the Investor to pay, on behalf of CMRS, a fee to a LDC Consulting, Inc.

(iii) Current report on Form 8-K on April 1, 1998 reporting (a) the sales of equity securities pursuant to Regulation S and (b) the conversion of Series B Convertible Preferred Stock.

(iv) Current report on Form 8-K on April 14, 1998 reporting (a) the sales of equity securities pursuant to Regulation S and (b) the conversion of Series B Convertible Preferred Stock.

(v) Current report on Form 8-K on April 29, 1998 reporting (a) the sales of equity securities pursuant to Regulation S and (b) the conversion of Series B Convertible Preferred Stock.

(vi) Current report on Form 8-K filed on May 15, 1998, reporting a $7.5 million equity investment which closed on May 4, 1998.

                                       26
================================================================================

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

                                       Chadmoore Wireless Group, Inc.
                                       (formerly CapVest International, Ltd.)


                                       By:  /s/  Jan Zwaik
                                          ------------------------------------
                                       Jan Zwaik
                                       Chief Financial Officer

                                       Date: May 15, 1998

                                       By: /s/  Robert Moore
                                          ------------------------------------
                                       Robert Moore
                                       Chief Executive Officer

                                       Date: May 15, 1998




                                       27
================================================================================

                                  FORM 10-QSB
================================================================================


                                 EXHIBIT INDEX

EXHIBIT
NUMBER           DESCRIPTION
------           -----------

 11      Computation of per share amounts (2)

 27.1    Financial Data Schedule 1998 (2)

 27.2    Financial Data Schedule 1997 (2)

(1) Incorporated by reference to Exhibit 10.16 to the Company's Form 8-K, under Item 9, date of earliest event reported - February 17, 1998

(2)   Filed herewith.