Form 10QSB
period 1998-06-30
CHADMOORE WIRELESS GROUP INC
filed 1998-08-14
CIK 815755

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       or

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

          For the transition period from              to
                                        --------------  ---------------

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

       -------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

AS OF AUGUST 10, 1998 ISSUER HAD 35,915,676 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [ ] No [X]
================================================================================

                                      INDEX


                                                                                                  PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Condensed Consolidated Financial Statements of Chadmoore Wireless Group, Inc.
         and Subsidiaries (A developmental stage company):

                 Consolidated Balance Sheets:
                         As of June 30, 1998 and December 31, 1997                                   3

                 Consolidated Statements of Operations:
                         For the Six  Months Ended June 30, 1998 and 1997 and
                         for the Period January 1, 1994 to June 30, 1998                             4

                 Consolidated Statements of Operations:
                         For the Three Months Ended June 30, 1998 and 1997                           5

                 Consolidated Statement of Shareholders' Equity
                         For the Six Months ended June 30, 1998                                      6

                 Consolidated Statements of Cash Flows:
                         For the Six Months Ended June 30, 1998 and 1997 and
                         for the Period January 1, 1994 to June 30, 1998                           7-8

                 Notes to Unaudited Consolidated Financial Statements                             9-14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION       14-23

PART II - OTHER INFORMATION                                                                         24

ITEM 1.  LEGAL PROCEEDINGS                                                                          24

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                  24

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                            24

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS                                      24

ITEM 5.  OTHER INFORMATION                                                                          24

ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K                                                25-26

SIGNATURES                                                                                          27

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets
June 30, 1998 and December 31, 1997


                                                                                                JUNE 30,        DECEMBER 31,
                                                                                                 1998              1997
                                                                                              ------------     ------------
                                                                                               UNAUDITED
                                  ASSETS
Current assets:
    Cash and cash equivalents                                                                 $  4,505,455     $    959,390
    Accounts receivable, net of allowance for doubtful accounts of $11,100
      and $45,000, respectively                                                                    435,361          265,935
    Other receivables                                                                               96,467           99,223
    Inventory                                                                                      114,379           89,133
    Deposits and prepaids                                                                          302,625          130,858
                                                                                              ------------     ------------
              Total current assets                                                               5,454,287        1,544,539

Property and equipment, net                                                                      8,919,337        5,809,168
FCC licenses, net of accumulated amortization of $330,091 and $231,917,
   respectively                                                                                 13,943,842        6,726,954
Debt issuance costs, net of accumulated amortization of $15,670 and $0,
   respectively                                                                                    129,182             --
Management agreements and options to acquire licenses                                           24,031,931       23,779,931
Investment in license options                                                                    1,984,329        4,113,995
Non-current deposits and prepaids                                                                   32,928           32,928
                                                                                              ------------     ------------
              Total assets                                                                    $ 54,495,836     $ 42,007,515
                                                                                              ============     ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current installments of long-term debt and capital lease obligations                      $  4,590,787     $  2,638,414
    Accounts payable                                                                             2,370,485        1,165,425
    Accrued liabilities                                                                            726,224        1,106,029
    Unearned revenue                                                                               293,859          107,057
    Licenses - options payable                                                                     350,000          350,000
    License option commission payable                                                            3,412,000        3,412,000
    Accrued interest                                                                               385,861          173,686
    Other current liabilities                                                                      913,080          131,273
                                                                                              ------------     ------------
              Total current liabilities                                                         13,042,296        9,083,884

Long-term debt, excluding current installments                                                   9,199,592        4,614,157
Minority interests                                                                                 411,967          352,142
                                                                                              ------------     ------------
              Total liabilities                                                                 22,653,855       14,050,183

Shareholders' equity:
    Preferred Stock, $.001 par value. Authorized 40,000,000 shares:
        Series A issued and canceled 250,000 shares, 0 shares outstanding at
          June 30, 1998 and December 31, 1997                                                         --               --
        Series B issued and outstanding 45,218 shares at June 30, 1998 and
          219,000 shares at December 31, 1997                                                           45              219
        Series C issued and outstanding 10,119,614 shares at June 30, 1998 and
          0 shares at December 31, 1997                                                             10,120             --
    Common stock, $.001 par value. Authorized 100,000,000 shares; issued and outstanding  35,592,634 shares at June 30, 1998 and 21,163,847 shares
          at December 31, 1997                                                                      35,592           21,164
    Additional paid-in capital                                                                  64,868,636       57,269,015
    Stock subscribed                                                                                  --             32,890
    Deficit accumulated during the development stage                                           (33,072,412)     (29,365,956)
                                                                                              ------------     ------------
              Total shareholders' equity                                                        31,841,981       27,957,332
                                                                                              ------------     ------------

              Total liabilities and shareholders' equity                                      $ 54,495,836     $ 42,007,515
                                                                                              ============     ============

See accompanying notes to unaudited consolidated financial statements.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Unaudited Consolidated Statements of Operations
For the Six Months Ended June 30, 1998 and 1997 and for the
Period from January 1, 1994 through June 30, 1998



                                                                                                 PERIOD FROM
                                                              6 MONTHS ENDED JUNE 30,              1/1/94
                                                       -----------------------------------         THROUGH
                                                            1998                1997               06/30/98
                                                       ---------------     ---------------     ---------------
Revenues:
    Radio services                                     $       869,359     $       286,457     $     2,181,244
    Equipment sales                                            235,537             622,889           1,866,494
    Maintenance and installation                               142,253             155,325             757,830
    Other                                                          473              17,213              58,335
                                                       ---------------     ---------------     ---------------

                                                             1,247,622           1,081,884           4,863,903
                                                       ---------------     ---------------     ---------------

Costs and expenses:
    Cost of sales                                              401,710             545,489           2,168,616
    Salaries, wages, and benefits                            1,289,111           1,170,356           6,630,169
    General and administrative                               1,759,189           1,407,616          18,420,935
    Depreciation and amortization                              473,372             323,342           1,766,585
                                                       ---------------     ---------------     ---------------
                                                             3,923,382           3,446,803          28,986,305
                                                       ---------------     ---------------     ---------------

Loss from operations                                        (2,675,760)         (2,364,919)        (24,122,402)
                                                       ---------------     ---------------     ---------------

Other income (expense):
    Minority interest                                          (34,597)               --               (15,231)
    Interest expense (net)                                    (813,185)           (144,729)         (1,708,183)
    Loss on reduction of management agreements and
         licenses to estimated fair value                         --            (7,166,956)         (7,166,956)
    Bad debt expense                                              --                  --                  --
    Standstill agreement expense                              (182,914)               --              (182,914)
    Writedown of investment in JJ&D, LLC                          --                  --              (443,474)
    Loss on extinguishment of debt                                --                  --              (598,222)
    Gain on settlement of debt                                    --                  --               717,638
    Cost of settlement of license dispute                         --                  --              (143,625)
    Management fees                                               --                  --               472,611
    Gain on sale of assets                                        --                  --               330,643
    Loss on retirement of note payable                            --                  --               (32,404)
    Other, net                                                    --               (52,185)           (179,893)
                                                       ---------------     ---------------     ---------------
                                                            (1,030,696)         (7,363,870)         (8,950,010)
                                                       ---------------     ---------------     ---------------

Net loss                                               $    (3,706,456)    $    (9,728,789)        (33,072,412)
                                                       ===============     ===============     ===============

Basic and diluted weighted average number of common
 shares outstanding                                         27,321,879          19,511,640          12,076,378
                                                       ---------------     ---------------     ---------------
Basic and diluted net loss per share                   $         (0.14)    $         (0.50)              (2.74)
                                                       ---------------     ---------------     ---------------

See accompanying notes to unaudited consolidated financial statements.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Unaudited Consolidated Statements of Operations
For the Three Months Ended June 30, 1998 and 1997



                                                             3 MONTHS ENDED JUNE 30,
                                                       -----------------------------------
                                                            1998                1997
                                                       ---------------     ---------------
Revenues:
    Radio services                                     $       497,721     $       144,966
    Equipment sales                                            150,008             371,498
    Maintenance and installation                                83,513              56,485
    Other                                                          228              10,085
                                                       ---------------     ---------------

                                                               731,470             583,034
                                                       ---------------     ---------------

Costs and expenses:
    Cost of sales                                              218,777             273,375
    Salaries, wages and benefits                               755,432             594,316
    General and administrative                               1,007,218             647,342
    Depreciation and amortization                              279,238             162,984
                                                       ---------------     ---------------
                                                             2,260,665           1,678,017
                                                       ---------------     ---------------

Loss from operations                                        (1,529,195)         (1,094,983)
                                                       ---------------     ---------------

Other income (expense):
    Minority interest                                          (25,300)               --
    Interest expense (net)                                    (352,815)            (80,743)
    Loss on reduction of management agreements and
        licenses to estimated fair value                          --            (7,166,956)

    Other, net                                                    --               (52,500)
                                                       ---------------     ---------------
                                                              (378,115)         (7,300,199)
                                                       ---------------     ---------------

Net loss                                               $    (1,907,310)    $    (8,395,182)
                                                       ===============     ===============

Basic and diluted weighted average number of common
 shares outstanding                                         32,236,504          19,868,119
                                                       ---------------     ---------------
Basic and diluted net loss per share                   $         (0.06)    $         (0.42)
                                                       ---------------     ---------------

See accompanying notes to unaudited consolidated financial statements.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Unaudited Consolidated Statements of Shareholders' Equity
For the Six months ended June 30, 1998



                                                                                                         DEFICIT
                                      PREFERRED STOCK               COMMON STOCK                       ACCUMULATED
                                 ------------------------     ----------------------    ADDITIONAL        DURING
                                 OUTSTANDING                  OUTSTANDING                PAID-IN       DEVELOPMENT       STOCK
                                   SHARES         AMOUNT        SHARES       AMOUNT      CAPITAL          STAGE        SUBSCRIBED
                                 -----------     --------     ----------    --------   -----------     -----------     ----------
Balance at December 31, 1997         219,000     $    219     21,163,847    $21,164     57,269,015     (29,365,956)    $ 32,890
Shares issued under employee
  compensation plan                     --           --          108,500        108         55,878            --           --
Shares issued for subscribed
  stock                                 --           --           11,400         11         32,879            --        (32,890)
Shares issued for exercise of
  license option                        --           --          800,000        800        351,200            --           --
Shares issued for conversion
  of preferred stock                (173,782)        (174)     3,618,107      3,619         (3,445)           --           --
Shares issued for preferred
  stock dividend                        --           --           69,330         69            (69)           --           --
Shares issued for standstill
  agreement                             --           --          310,023        310        182,604            --           --
Compensation expense for
  options issue                         --           --             --         --           15,040            --           --
Shares issued for services              --           --          290,765        290        160,635            --           --
Shares issued for exercise of
  license option                        --           --           31,000         31         15,159            --           --
Shares issued for purchase of
  fixed assets                          --           --          335,000        335        188,715            --           --
Shares issued for cash            10,119,614       10,120      8,854,662      8,855      6,601,025            --           --
Net loss                                --           --             --         --             --        (3,706,456)        --
                                 -----------     --------     ----------    --------   -----------     -----------     --------

Balance at June 30, 1998          10,164,832     $ 10,165     35,592,634    $35,592     64,868,636     (33,072,412)    $   --
                                 ===========     ========     ==========    =======    ===========     ===========     ========






                                       TOTAL
                                    SHAREHOLDERS'
                                      EQUITY
                                    ------------
Balance at December 31, 1997       $ 27,957,332
Shares issued under employee
  compensation plan                      55,986
Shares issued for subscribed
  stock                                      --
Shares issued for exercise of
  license option                        352,000
Shares issued for conversion
  of preferred stock                         --
Shares issued for preferred
  stock dividend                             --
Shares issued for standstill
  agreement                             182,914
Compensation expense for
  options issue                          15,040
Shares issued for services              160,925
Shares issued for exercise of
  license option                         15,190
Shares issued for purchase of
  fixed assets                          189,050
Shares issued for cash                6,620,000
Net loss                             (3,706,456)
                                   ------------
Balance at June 30, 1998           $ 31,841,981
                                   ============





See accompanying notes to unaudited consolidated financial statements.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 1998 and 1997 and for the
Period from January 1, 1994 through June 30, 1998



                                                                           6 MONTHS ENDED JUNE 30,         PERIOD FROM
                                                                     -------------------------------     1/1/94 THROUGH
                                                                          1998              1997            06/30/98
                                                                     -------------     -------------     -------------
Cash flows from operating activities:
  Net loss                                                           $  (3,706,456)    $  (9,728,789)    $ (33,072,412)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
       Minority interest                                                    34,597              --              15,231
       Depreciation and amortization                                       473,372           400,768         1,766,585
       Writedown of management  agreements and licenses to
         estimated fair value                                                 --           7,166,956         7,166,956
       Writedown of investment in JJ&D, LLC                                   --                --             443,474
       Release of license options                                             --                --             330,882
       Writedown of prepaid management rights                                 --                --              81,563
       Gain on extinguishment of debt                                         --                --            (670,188)
       Loss on extinguishment of debt                                         --                --             598,222
       Gain on sale of assets held for resale                                 --                --            (330,643)
       Shares issued for settlement of license dispute                        --                --             127,125
       Standstill agreement                                                182,914              --             182,914
       Amortization of debt discount                                       539,466              --             805,978
       Equity in losses from minority investments                             --                --               1,322
       Expenses associated with:
          Stock issued for services                                           --                --           2,605,036
          Options issued for services                                       15,040              --           4,052,504
       Changes in operating assets and liabilities:
          Decrease in stock subscriptions receivable, net
            of stock subscribed                                               --                --            (637,193)
          (Increase) in accounts receivable and other receivables         (125,517)         (153,699)         (322,212)
          Decrease (increase) in inventory                                 (25,246)          (10,139)          (36,398)
          (Increase) in debt issuance costs                               (144,852)             --            (144,852)
          (Increase) decrease in deposits and prepaid expenses            (116,281)           50,856          (237,275)
          Increase in accounts payable and accrued liabilities             706,240           243,615         2,979,504
          Increase in unearned revenue                                     186,802              --             293,859
          Increase in license options commission payable                      --                --             524,800
          Increase in accrued interest                                     212,175            38,194           704,124
          Increase in other current liabilities                            822,278            96,533           973,971
                                                                     -------------     -------------     -------------
Net cash used in operating activities                                     (945,468)       (1,895,705)      (11,797,123)
                                                                     -------------     -------------     -------------
Cash flows from investing activities:
  Purchase of assets from General Communications, Inc.                        --                --            (352,101)
  20% investment in JJ&D, LLC                                                 --                --            (100,000)
  Purchase of Airtel Communications, Inc. assets                              --                --             (50,000)
  Purchase of CMRS and 800 SMR Network, Inc.                                  --                --          (3,547,000)
  Purchase of SMR station licenses                                            --                --          (1,398,575)
  Purchase of license options                                             (156,409)         (195,350)       (1,842,854)
  Sale of management agreements and options to acquire
     licenses                                                                 --                --             500,000
  Purchase of property and equipment                                    (3,073,794)         (332,064)       (7,697,969)
  Sale of property and equipment                                              --                --             827,841
  Purchase of assets held for resale                                          --                --            (219,707)
  Sale of assets held for resale                                              --                --             700,000
  Increase in other non-current assets                                        --                --             (11,123)
                                                                     -------------     -------------     -------------
Net cash used in investing activities                                   (3,230,203)         (527,414)      (13,191,488)
                                                                     -------------     -------------     -------------

     (Continued)

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Unaudited Consolidated Statements of Cash Flows, Continued
For the Six Months Ended June 30, 1998 and 1997 and for the
Period from January 1, 1994 through June 30, 1998



                                                                                                      PERIOD FROM
                                                                      6 MONTHS ENDED JUNE 30,           1/1/94
                                                                 -------------------------------        THROUGH
                                                                      1998              1997            06/30/98
                                                                 -------------     -------------     -------------
Cash flows from financing activities:
     Proceeds upon issuance of common stock                      $   7,500,000     $        --       $  11,816,543
    Equity issuance costs                                             (705,000)             --            (705,000)
     Proceeds upon issuance of preferred stock                            --                --           3,848,895
     Proceeds upon exercise of options - related parties                  --                --              62,500
     Proceeds upon exercise of options - unrelated parties                --                --           3,075,258
     Purchase and conversion of CCI stock                                 --                --              45,000
     Advances from related parties                                        --                --             767,734
     Payment of advances from related parties                             --                --             (73,000)
     Payments of long-term debt and capital lease obligations         (686,284)         (195,187)       (1,655,550)
     Proceeds from issuance of notes payable                              --                --             375,000
     Proceeds from issuance of long-term debt                        1,613,020         1,530,000        11,936,686
                                                                 -------------     -------------     -------------
Net cash provided by financing activities                            7,721,736         1,334,813        29,494,066
                                                                 -------------     -------------     -------------
Net increase (decrease) in cash                                      3,546,065        (1,088,306)        4,505,455
Cash at beginning of period                                            959,390         1,463,300              --
                                                                 -------------     -------------     -------------
Cash at end of period                                            $   4,505,455     $     374,994     $   4,505,455
                                                                 =============     =============     =============

Supplemental disclosure of cash paid for:
     Taxes                                                       $        --       $        --       $        --
     Interest                                                    $      96,945     $      17,251     $     529,502
                                                                 =============     =============     =============


Supplemental disclosure for non-cash investing and financing activities:

1998

* Issuance of 108,500 shares of Common Stock to employees.

* Issuance of $5,013,797 of notes payable, net of discount, to exercise options to purchase FCC licenses.

* Conversion of 173,782 shares of convertible preferred stock into 3,618,107 shares of common stock.

* Issuance of 69,330 shares of common stock for preferred stock dividends.

* Issuance of 11,400 shares of common stock for $32,890 of common stock previously subscribed.

* Issuance of 800,000 shares of common stock with a value of $352,000, for exercise of license option.

* Reclassification of minority interest of approximately $14,915 into property and equipment.

* Issuance of 31,000 shares of common stock with a value of $15,190 to a license holder.

* Issuance of 290,765 shares of common stock for prepaid professional services with a value of $160,925.

* Issuance of 335,000 shares of common stock with a value of $189,050 and licenses with a cost of $100,000 for fixed assets.

1997

* Conversion of $1,150,000 of convertible debt to equity.

* Issuance of 231,744 shares of common stock for $255,945 of common stock subscribed.

* Exercise of 323,857 options to purchase common stock which had $161,929 of prepaid exercise price.

* Reclassification $108,027 of deposits to property and equipment.

See accompanying notes to unaudited consolidated financial statements.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

A.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Chadmoore Wireless Group, Inc. and subsidiaries and consolidated partnerships (the "Company"), a development stage company, which have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission Form 10-QSB. All material adjustments, consisting of normal recurring accruals which are, in the opinion of management, necessary to present fairly the financial condition and related results of operations, cash flows and shareholders' equity for the respective interim periods presented are reflected. The current period results of operations are not necessarily indicative of the results for any other interim period or for the full year ended December 31, 1998. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-KSB for the period ending December 31, 1997.

B.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 for the quarter ended March 31, 1998. As of June 30, 1998 the Company has no comprehensive income amounts.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS
131). SFAS 131 establishes additional standards for segment reporting in financial statements and is effective for fiscal years beginning after December 15, 1997. The Company is currently assessing the impact of implementation.

C.  CASH EQUIVALENTS

For the purposes of the statement of cash flows the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.


D.  RECLASSIFICATIONS

Certain amounts in the 1997 Unaudited Consolidated Financial Statements have been reclassified to conform to the 1998 Presentation.

E.  LOSS PER SHARE

Basic and diluted loss per share were computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Prior years have been restated to reflect the application of SFAS 128.

F.  CUSTOMER ACQUISITION COSTS

Customer acquisition costs are expensed as incurred or, if appropriate, amortized ratably over the initial term of the service contract.

(2) FCC LICENSES AND LICENSE OPTIONS
The Company has entered into various option agreements to acquire FCC licenses for SMR channels ("Option Agreements"). These Option Agreements allow the Company to purchase licenses, subject to FCC approval, within a specified period of time after the agreement is signed. During the six months ended June 30, 1998, the Company had exercised Option Agreements for approximately 650 channels for consideration of cash, notes payable and the Company's common stock ("Common Stock") totaling approximately $5,934,366. In relation to the exercise of the options for the licenses, the Company has also incurred commission costs totaling approximately $1,302,000, which are included in FCC licenses.

As of June 30, 1998, of the approximately 4,800 licenses under the Company's control, approximately 3,000 licenses had transferred to the Company and approximately 1,460 were in the process of being transferred to the Company, pending FCC approval. The remaining approximately 340 licenses continue to be maintained under Option and/or Management Agreements (defined below), for which the Company has decided to delay exercise based on various economic and operating considerations.

The Company amended several Option Agreements whereby the Company would make quarterly installment payments toward the purchase of channels. With respect to these agreements, the Company is in default thereof. Approximately $350,000 of accrued installment payments has been recorded at June 30, 1998 in "Licenses - options payable". If the holder requests remedy, in writing, the Company has thirty days to remedy any deficiency by sending monies totaling all outstanding installment payments due such holder. The Company addresses each request on a case by case basis and determines, based on various factors, whether to pay the outstanding installment payments, purchase the license in full with a promissory note or cancel the Option Agreement. As of June 30, 1998, holders of such amended Option Agreements have not elected to terminate the options or exercise other available remedies. If the Company elects to cancel the Option Agreement all consideration paid is retained by the licensee and expensed accordingly by the Company. If the Company were to exercise the remaining outstanding Option Agreements for approximately 340 channels as of June 30, 1998, the obligations would total approximately $8 million.

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

(3) PROPERTY AND EQUIPMENT

Property and equipment, which is recorded at cost and depreciated over their estimated useful lives, generally 5-10 years, consists primarily of SMR system components, which have an estimated useful life of 10 years. The recorded amount of property and equipment capitalized and the related accumulated depreciation is as follows:


                                      JUNE 30,          DECEMBER 31,
                                       1998                1997
                                  ---------------     ---------------
SMR systems and equipment         $     7,991,332     $     5,768,117
SMR systems in process                  1,198,750                --
Buildings and improvements                335,900             335,900
Land                                      102,500             102,500
Furniture and office equipment            278,130             249,164
Automobiles                                18,766                --
Leasehold improvements                      9,759               9,759
                                  ---------------     ---------------
                                        9,935,137           6,465,440
Less accumulated depreciation          (1,015,800)           (656,272)
                                  ---------------     ---------------
                                  $     8,919,337     $     5,809,168
                                  ===============     ===============

(4) LONG-TERM DEBT

(A) DEBT ISSUANCES

During the six months ended June 30, 1998 the Company entered into notes payable with license holders for approximately $5,000,000, net of a discount of approximately $1,725,000; these notes represent the final payment to exercise license options for approximately 650 licenses. As of June 30, 1998 the Company had entered into notes payable totaling approximately $8,175,000, net of a discount of approximately $2,675,000, calculated at an imputed interest rate of 15%.

As of June 30, 1998 the total outstanding amounts of the MarCap Facility and Motorola Loan Facility were $1,945,683 and $323,778, respectively. The Company incurred debt issuance costs related to the drawdowns totaling $144,852. These costs will be amortized over the lives of the loans.

(B) NEW DEBENTURE

As reported in the Company's Form 10-KSB for the year ended December 1997, the Company restructured a Convertible Debenture and the holder accepted a new debenture. The holder of the new debenture has presented the Company with a default and acceleration notice. However, the Company believes such note holder does not have the right to cause acceleration pursuant to such purported notice. The Company is currently in discussions with the holder with respect to this matter.

(5) EQUITY TRANSACTIONS

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

Holders of the Series B Preferred are entitled to convert any portion of the Series B Preferred into Common Stock at the average market price of the Common Stock for the five (5) day trading period ending on the day prior to conversion. If the difference between the average price and the current market price is greater than 20%, the lookback is increased to 20 days. The Series B Preferred also provides that holders are restricted from converting an amount of Series B Preferred which would cause them to exceed 4.99% beneficial ownership of the Common Stock. During the six months ended June 30, 1998 the holders of Series B Preferred Stock converted 173,782 shares of Series B Preferred into 3,618,107 shares of Common Stock. Dividends on such shares of Series B Preferred were $37,340, which was paid with 69,330 shares of Common Stock. In addition, dividends of $19,146 have accrued on the Series B Preferred as of June 30, 1998.

B. EQUITY INVESTMENT

On May 1, 1998, the Company closed a $7.5 million equity investment with Recovery Equity Investors II, L.P. ("Recovery"), an institutional private equity fund. In addition to such investment, Recovery has an option to purchase from the Company up to an additional $5 million in equity, and the Company has the ability to buy back such option if the Company meets certain performance criteria. The Company incurred $880,000 of equity issuance costs associated with this transaction.

(6) RELATED PARTY TRANSACTIONS

The Company paid $604,872 to Private Equity Partners ("PEP"), for professional services associated with equity and debt financings, for the six months ended June 30, 1998. The managing partner of PEP is a director of the Company.


(7) COMMITMENTS AND CONTINGENCIES

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

On July 31, 1998 the Federal Communications Commission (the "Commission") issued a Memorandum Opinion and Order and Order on Reconsideration in which it enunciated its final decision in the Goodman/Chan proceeding. Initial review of the opinion by the Company's counsel indicates a potentially favorable outcome in this matter, as it appears that the relief granted by the Commission will be applicable to a significant number of the Company's owned and/or managed stations.

The Commission noted that it would request publication of its decision in the Federal Register as promptly as possible. Thus, it is expected that this item will be published in the Federal Register prior to August 30, 1998. At the date of official publication, the decision will take legal effect, provided that no successful challenges seeking a judicial stay of the Commission's action are forthcoming.

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

The Company intends to vigorously defend the Second Amended Complaint and to pursue the claims set forth in the Cross-Complaint. Although the Company intends to defend the action vigorously, it is still in its early stages and no substantial discovery has been conducted in this matter, with certainty. Accordingly, at this time, the Company is unable to predict the outcome of this matter, with certainty. A non-binding mediation previously scheduled for June 12, 1998 before a retired judge of the superior court, is currently scheduled to take place on August 21, 1998.

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

On or about January 28, 1998, Peacock filed a motion to add a counterclaim to this litigation. The counterclaim purported to allege causes of action based on breach of the Consultant Agreement, fraud and breach of fiduciary duty. CCI objected to Peacock's improper attempt to add tort claims to this litigation and Peacock agreed to withdrawn them, amend its proposed counterclaim by stipulating, and assert only a breach of contract claim based on the Consulting Agreement. The Amended Counterclaim was deemed filed with the Court, on March 15, 1998. On May 11, 1998 Chadmoore cited its Reply to Peacock's Counsels claim, denying liability and asserting Thirty-eight affirmative defenses, including defenses based on Peacock's alleged fraud and failure to perform. For then with its Reply, Chadmoore filed a counterclaim against Peacock and two entities related to Peacock Peacock's Radio and Wild's

Computer Services, Inc. and Peacock's Radio, a Partnership. Chadmoore's counterclaim asserts claims for Fraud, Breech of Fiduciary Duty, and Breech of Contract. Chadmoore's counterclaim seeks general and punitive damages.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following is a discussion of the consolidated financial condition and results of operations of Chadmoore Wireless Group, Inc., together with its subsidiaries (collectively "Chadmoore" or the "Company"), for the three months ended and six months ended June 30, 1998, and 1997, respectively.

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation, fluctuations in demand, loss of subscribers, the quality and price of similar or comparable wireless communications services, well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to complete intended market roll-out, access to sources of capital, adverse results in pending or threatened litigation, consequences of actions by the FCC, and general economics. See the Company's Form 10-KSB for the year ended December 1997.

(1) PLAN OF OPERATION

A. INTRODUCTION

The Company is the second-largest holder of frequencies in the United States in the 800 megahertz ("MHz") band for commercial specialized mobile radio ("SMR") service. With control of over 4,800 channels in the 800 MHz band through ownership of the licenses or through generally irrevocable options to acquire licenses (see Licenses and Rights to Licenses), the Company's frequencies, cover approximately 55 million people in 180 markets throughout the United States, with focus on secondary and tertiary cities ("Operating Territory").

B. PRINCIPAL SERVICE AND MARKETS

Also known as dispatch, one-to-many, or push-to-talk, Chadmoore's commercial SMR service enables reliable, cost-effective, real-time communications for smaller and medium-sized enterprises ("SMEs") that rely on mobile workforces. For a flat fee of approximately $15.00 per radio per month, customers enjoy unlimited air-time for communicating instantaneously with their teams.

Dispatch is a two-way wireless communication service primarily for business users who have a need to communicate between a central dispatch point and a mobile workforce. Users can choose to communicate with a group, selected sub-groups or individuals. The customer base for dispatch service is typically stable, diverse, and cost-conscious, including general and specialty contractors, HVAC service providers, security services, courier and other delivery services, distribution and transportation firms, real estate and insurance agents, farmers, and other SMEs that have significant field operations and need to provide their personnel with the ability to communicate directly in real-time on a one-to-one or one-to-many basis. Consequently, the Company believes that SMR represents an attractive and affordable communication solution for smaller and middle market businesses, especially in the secondary and tertiary cities on which Chadmoore is focusing.

The Company's primary objectives are to continue developing, operating, and aggressively loading SMR systems within its Operating Territory and to do so in a manner that effectively deploys capital, maximizes recurring revenues per dollar of invested capital, and generates positive cash flow at the system level as quickly as possible. In assessing these objectives and its spectrum position, the Company adopted its strategy to focus on the traditional analog SMR business.

Several key factors are believed by the Company to support this strategy, including (i) an established market base of 18.8 million users in the U.S. estimated to already rely on analog SMR service for dispatch applications, (ii) capacity constraints creating pent-up demand, (iii) before the FCC's licensing freeze, demand for SMR that had expanded consistently at a rate of approximately 15% to 18% per year for the prior 10 years, (iv) basic businesses of the nature served by SMR have endured for decades, and are expected to continue to indefinitely into the future, particularly in the secondary and tertiary cities focused on by Chadmoore, (v) favorable economic and demographic conditions have stimulated significant business formation, with SMR positioned as a cost-effective entry-level productivity tool for SMEs, (vi) outsourcing to commercial SMR providers is becoming economical for users on private systems,
(vii) analog SMR technology is proven, dependable, and widely available, (viii) analog dispatch service provides unlimited one-to-many communications for a known, flat fee of approximately $15 per user per month, (ix) excellent system economics are attainable as analog SMR service is simple and cost-effective to deploy, (x) such system economics enable the Company to add capacity incrementally as demand dictates, resulting in a relatively low cost of infrastructure, (xi) additional services such as sub-fleet billing, interconnect (telephony), automatic vehicle location, mobile data, voice mail, short messaging (paging), and telemetry can be offered using the same infrastructure, thereby generating operating leverage, (xii) an experienced, trained, and motivated distribution network was already in place primarily in the form of Motorola Sales and Service ("MSS") shops, and (xiii) nothing precludes the Company from migrating to digital or other technology as future capacity requirements dictate on a market by market basis.

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

As of June 30, 1998, the Company had constructed, and based on detailed criteria relating to engineering, demographics, competition, market conditions, and dealer characteristics, had developed a prioritized roll-out plan for a total of 180 markets in the United States covering approximately 55 million people. This population number, based on 1996 U.S. Census Bureau estimates for Metropolitan Statistical Area figures, represents the number of people residing in the Operating Territory and is not intended to be indicative of the number of users or potential penetration rates as the Company establishes operating SMR systems. Of these 180 markets, the Company has implemented full-scale systems and distribution, servicing approximately 18,000 subscribers (an increase in excess of 117% since December 31, 1997) in the following 51 markets as of August 14, 1998:

Abilene, TX                      Grand Rapids, MI            Mobile, AL
Atlantic City, NJ                Greenville, NC              Naples, FL
Augusta, GA                      Greenville, SC              Nashville, TN
Austin, TX                       Harrisburg, PA              Norfolk, VA
Baton Rouge, LA                  Huntsville, AL              Omaha, NE
Bay City/Saginaw, MI             Jackson, MS                 Pine Bluff, AR
Beaumont, TX                     Jacksonville, FL            Portland, ME
Bowling Green, KY                Jacksonville, NC            Richmond, VA
Charleston, SC                   Lafayette, IN               Roanoke, VA

Charlotte, NC                    Lafayette, LA               Rochester, MN
Charlottesville, VA              Lake Charles, LA            Rockford, IL
Chattanooga, TN                  Lexington, KY               Silverhill, AL
Columbia, SC                     Little Rock, AR             South Bend, IN
Corpus Christi, TX               Madison, WI                 Springfield, IL
Fayetteville, AR                 Mankato, MN                 St. Cloud, MN
Fort Myers, FL                   Memphis, TN                 Tyler, TX
Fort Wayne, IN                   Milwaukee, WI               Wilmington, NC

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

As initial capacity in a market is approached, the Company can integrate additional channels under its control into the main system using the same basic controller (system computer), which reduces the average capital cost per channel. The Company believes that such system economics enable the Company to add capacity incrementally as demand dictates and maximize recurring revenues per dollar of capital invested. At the same time, capacity increases geometrically as channels are added due to the greater statistical probability of a channel being available for any user at any given time. In the Company's belief, these two factors generate strong operating leverage as the system expands.

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

C. DISTRIBUTION

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

Through corporate and field management, Chadmoore supports its dealers with a range of selling tools and incentives. The Company has engaged Moscato Marsh & Partners, Inc. of New York ("Moscato") for advertising, marketing, and promotional services as well as administering the local market launch in the remaining 129 markets. Several elements of Chadmoore's customer acquisition strategy are incorporated into Moscato's program, including further development of its "Power To Talk" (PTT) service mark, creation and distribution of local dealer support kits, design and planning of local market promotional, media, and public relations programs in all of the Company's 180 markets, production of collateral materials and national advertisements in trade publications, and development of a full-time field marketing administrative program on a local market basis.

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

To keep the motivational aspects of the dealer partner program but reduce the effective capital cost to the Company, in selected markets for which full-scale roll-out has yet to occur the Company has implemented a modified dealer partner arrangement in which the dealer contributes approximately 25% to 60% (depending on market size) towards initial market roll-out costs in return for a 10% interest in the local system. This investment is a capital contribution, and not recouped from system earnings. Based on the speed and extent of loading subscribers onto the system, the dealer partner also has incentive opportunities to earn up to an additional 10% interest in the system.

D. COMPETITIVE BUSINESS CONDITIONS AND COMPANY'S INDUSTRY POSITION

In management's evaluation, key factors relevant to competition in the wireless communication industry are pricing of service, size of the coverage area, quality of communication, reliability and availability of service (i.e. waiting time for a "clear" channel, absence of busy signals, and absence of transmission disconnects or failures). The Company's success depends in large measure on its ability to compete with numerous wireless service providers in each of its markets, including cellular operators, PCS service providers, digital SMR service providers, paging services, and other analog SMR operators. The wireless communications industry is highly competitive and comprised of many companies, most of which have substantially greater financial, marketing, and other resources than the Company. While the Company believes that it has developed a differentiated and effective business plan, there can be no assurances that it will be able to compete successfully in its industry.

Since the late 1980s, Nextel Communications Inc. ("Nextel") in particular has acquired a large number of SMR systems and is in the process of implementing a conversion from analog SMR technology to Motorola's digital integrated Dispatch Enhanced Network ("iDEN") system. Other cellular operators and PCS providers are implementing digital transmission protocols on their systems as well. Chadmoore believes that Nextel is focusing on higher-end, cellular-like telephony users, thereby creating a market segmentation opportunity for the Company. As a result, the Company competes with Nextel primarily on the basis of targeted end-user and price.

Other potential wireless competitors for Chadmoore include Southern Company and Geotek. Both are implementing digital architectures and pursuing Nextel-like strategies on a regional or primary market basis. Southern Company is a large utility focusing on wide-area communications for its own vehicle fleet in the Southeastern U.S., while selling excess capacity to other businesses traveling the same geographic region. Geotek is deploying an advanced proprietary technology developed from Israeli military systems that operates on 900 MHz. As with Nextel, Chadmoore intends to compete with Southern Company and Geotek primarily based on targeted end-user, price and to a certain extent, geographic differentiation.

Most other analog SMR providers consist of local small businesses, often passed from generation to generation, that Chadmoore believes lack the spectrum, professional marketing, management expertise, and resources brought to the marketplace by the Company. In Management's opinion, available capacity and operating capabilities of existing SMR providers constitute key factors in Chadmoore's market prioritization matrix. The Company intends to compete with existing analog SMR providers primarily on the basis of customer service, available spectrum, capacity to meet customer growth, and professional marketing and dealer support.

E. LICENSES AND RIGHTS TO LICENSES

Within its 180 target markets, Chadmoore controls approximately 4,800 channels in the 800 MHz band through ownership of licenses or through generally irrevocable five and ten-year options to acquire licenses ("Option Agreements"), subject to FCC rules, regulations, and policies, coupled with management agreements ("Management Agreements") that remain in effect until such Option Agreements have been exercised or expire. The Management Agreements give the Company the right to manage the SMR systems, subject to the direction of the licensees, for a period of time prior to the transfer of the licenses to the Company as stated in the agreements, usually 2 to 5 years. During such period, revenues received by the Company are shared with the licensee only after certain agreed-upon costs to construct the channels have been recovered by the Company. These like-term Management Agreements with the license holders are intended to enable the Company to develop, maintain, and operate the corresponding SMR channels subject to the licensee's direction. Any acquisition of an SMR license by the Company pursuant to exercise of an Option Agreement is subject, among other things, to approval of the acquisition by the FCC. Until an Option Agreement is exercised and the corresponding license is transferred to Chadmoore, the Company acts under the direction and ultimate control of the license holder and in accordance with FCC rules and regulations.

Once an SMR station is operating, the Company may exercise its Option Agreement to acquire the license at any time prior to the expiration of the Option Agreement. As of June 30, 1998, the Company had exercised Option Agreements on approximately 4,460 channels, of which approximately 3,000 had transferred to the Company and approximately 1,460 were in the process of being transferred to the Company, pending FCC approval. The remaining approximately 340 channels continue to be utilized under Option and Management Agreements, for which the Company has decided to delay exercise based on economic considerations.

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

(2) RESULTS OF OPERATION

A. SIX MONTHS ENDED JUNE 30, 1998 VERSUS SIX MONTHS ENDED JUNE 30, 1997

Total revenues for the six months ended June 30, 1998 increased 15.3% to $1,247,622 from $1,081,884 for the six months ended June 30, 1997, reflecting increases of $582,902, or 203.5%, in Radio Services (recurring revenues from air-time subscription by customers), offset in part by declines of $387,352, or 62.2%, in Equipment Sales and $13,072, or 8.4%, in Maintenance and Installation services. Consistent with the Company's plan of operation to focus on recurring revenues by selling its commercial SMR service through independent local dealers, the proportion of total revenues generated by Radio Services increased to 69.7% for the six months ended June 30, 1998 from 26.5% for the six months ended June 30, 1997. Where the Company sells through independent dealers, the local dealer rather than the Company sells, installs, and services the radio equipment and records the revenues and costs associated therewith and the Company receives only the recurring revenue associated with the sale of airtime. The Company anticipates that the proportion of total revenues from recurring revenues will continue to increase in future periods as additional markets are rolled out utilizing indirect distribution through such local dealers.

The 203.5% increase in Radio Services revenues, to $869,359 for the six months ended June 30, 1998 from $286,457 for the six months ended June 30, 1997, was driven by an increase in the number of subscribers utilizing the Company's SMR systems, which measured 15,380 at June 30, 1998 versus approximately 3,672 at June 30, 1997, an increase of over 319% during the twelve months ended June 30, 1998. The increase in subscribers, was attributed to full-scale implementation of service by the Company in 31 new markets during the period and continued subscriber growth in existing markets. Pricing per subscriber unit in service remained comparable over the periods. Further, during the six months ended June 30, 1998, the number of subscribers increased from 8,297 to 15,380, or 85.4%, as compared to an increase from 2,135 to 3,672, or 72.0%, during the same period in 1997.

The 62.2% decrease in revenues from Equipment Sales, to $235,537 for the six months ended June 30, 1998 from $622,889 for the six months ended June 30, 1997, and the 8.4% decrease in revenues from Maintenance and Installation services, to $142,253 for the six months ended June 30, 1998 from $155,325 for the six months ended June 30, 1997, was partially attributed to the sale of lower price but higher margin equipment in the Company's two direct distribution markets. In addition, the Company had insufficient working capital to maintain inventory and a full complement of salespeople during the first quarter of 1998.

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

Cost of sales decreased by $143,779, or 26.4%, to $401,710 for the six months ended June 30, 1998 from $545,489 for the six months ended June 30, 1997. This decrease was due to lower Equipment and Maintenance and Installation revenues, which have higher cost of sales associated with them, compared to Radio Services revenues. As a result, the gross margin (total revenue less cost of sales, as a percentage of total revenue) increased by 18.2 percentage points, to 67.8% for the six months ended June 30, 1998 from 49.6% for the six months ended June 30, 1997.

Salaries, wages, and benefits expense increased by $118,755, or 10.1%, to $1,289,111 for the six months ended June 30, 1998 from $1,170,356 for the six months ended June 30, 1997, primarily due to a higher number of employees to support the Company's expansion into additional markets as discussed above. Relative to total revenues, salaries, wages, and benefits expense measured 103.3% for the six months ended June 30, 1998 compared with 108.2% for the six months ended June 30, 1997. In future years the Company expects salaries, wages, and benefits expense as a percent of total revenues to continue to decline as the Company realizes economies of scale gained from an increasing subscriber base managed through essentially the same infrastructure.

General and administrative expenses, increased $351,573, or 24.9%, to $1,759,189 for the six months ended June 30, 1998 from $1,407,616 for the six months ended June 30, 1997. This increase is partially attributed to an increase in site expenses for non-revenue generating sites, the majority of these site expenses, for 1997, were incurred in the second half of the year when the Company initiated the construction of its channels. The Company expects such general and administrative site costs to decrease as these sites generate revenue and related site costs become cost of sales. Additionally, general and administrative expenses increased in conjunction with the Company's expansion into additional markets. Relative to total revenues, general and administrative expenses increased to 141.0% for the six months ended June 30, 1998 compared with 130.1% for the six months ended June 30, 1997. The Company expects general and administrative expenses as a percent of total revenues to decline in future years as the Company realizes economies of scale gained from an increasing subscriber base managed through essentially the same infrastructure.

Depreciation and amortization expense increased $150,030, or 46.4% to $473,372 for the six months ended June 30, 1998 from $323,342 for the six months ended June 30, 1997, reflecting greater capital expenditures associated with construction and implementation of operating systems equipment.

Due to the foregoing, total operating expenses increased $476,579, or 13.8%, to $3,923,382 for the six months ended June 30, 1998 from $3,446,803 for the six months ended June 30, 1997, and the Company's loss from operations increased by $310,841, or 13.1%, to $2,675,760 from $2,364,919, for such respective periods.

Net interest expense increased $668,456, or 461.9%, to $813,185 for the six months ended June 30, 1998 from $144,729 for the six months ended June 30, 1997, which is attributable to higher average balances outstanding under loan facilities and additional notes payable to licensees from the exercise of Option Agreements.

Based on the foregoing, the Company's net loss, excluding the recording of a one-time expense of $7,166,956 during the second quarter of 1997 (to reflect a then-probable impairment of value to management agreements and options to acquire licenses for which the Company at such time was uncertain of its ability to construct systems prior to an FCC-mandated construction deadline of November 20, 1997 which would have resulted in forfeiture of such spectrum back to the
FCC), increased $1,144,623, or 44.7%, to $3,706,456, or $.14 per basic and diluted share, for the six months ended June 30, 1998 from $2,561,833, or $.13 per basic and diluted share, for the six months ended June 30, 1997. Including such one-time expense during the second quarter of 1997, the Company's net loss decreased $6,022,333, or 61.9%, during the six months ended June 30, 1998 from $9,728,789, or $.50 per basic and diluted share, for the six months ended
June 30, 1997.

B. THREE MONTHS ENDED JUNE 30, 1998 VERSUS THREE MONTHS ENDED JUNE 30, 1997

Total revenues for the three months ended June 30, 1998 increased 25.5% to $731,470 from $583,034 for the three months ended June 30, 1997, reflecting increases of $352,755, or 243.3%, in Radio Services and $27,028, or 47.8% in Maintenance and Installation services, offset in part by declines of $221,490, or 59.6%, in Equipment Sales. Consistent with the Company's plan of operation to focus on recurring revenues by selling its commercial SMR service through independent local dealers, the proportion of total revenues generated by Radio Services increased to 68.0% for the three months ended June 30, 1998 from 24.9% for the three months ended June 30, 1997. The Company anticipates that the proportion of total revenues from recurring revenues will continue to increase in future periods as additional markets are rolled out utilizing indirect distribution through such local dealers.

The 243.3% increase in Radio Services revenues, to $497,721 for the three months ended June 30, 1998 from $144,966 for the three months ended June 30, 1997, was driven by an increase in the number of subscribers utilizing the Company's SMR systems in both new and existing markets. Pricing per subscriber unit in service remained comparable over the periods.

The 59.6% decrease in revenues from Equipment Sales, to $150,008 for the three months ended June 30, 1998 from $371,498 for the three months ended June 30, 1997, was partially attributed to the sale of lower price and higher margin equipment in the Company's two direct distribution markets.

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

Cost of sales decreased by $54,598, or 20.0%, to $218,777 for the three months ended June 30, 1998 from $273,375 for the three months ended June 30, 1997. This decrease was due to lower Equipment Sales, which have higher cost of sales associated with them, compared to Radio Services revenues. As a result, gross margin increased by 16.9 percentage points, to 70.0% for the three months ended June 30, 1998 from 53.1% for the three months ended June 30, 1997.

Salaries, wages, and benefits expense increased by $161,116 or 27.1%, to $755,432 for the three months ended June 30, 1998 from $594,316 for the three months ended June 30, 1997, primarily due to a higher number of employees to support the Company's expansion into additional markets. Relative to total revenues, salaries, wages, and benefits expense measured 103.3% for the three months ended June 30, 1998 compared with 101.2% for the three months ended
June 30, 1997. In future years the Company expects salaries, wages, and benefits expense as a percent of total revenues to decline as the Company realizes economies of scale gained from an increasing subscriber base managed through essentially the same infrastructure.

General and administrative expenses, increased $359,876, or 55.6%, to $1,007,218 for the three months ended June 30, 1998 from $647,342 for the three months ended June 30, 1997. This increase is partially attributed to an increase in site expenses for non-revenue generating sites. The Company expects such general and administrative site costs to decrease as these sites generate revenue and related site costs become cost of sales. Additionally, general and administrative expenses increased in conjunction with the Company's expansion into additional markets. Relative to total revenues, general and administrative expense increased to 137.7% for the three months ended June 30, 1998 compared with 111.0% for the three months ended June 30, 1997. The Company expects general and administrative expenses as a percent of total revenues to decline in future years as the Company realizes economies of scale gained from an increasing subscriber base managed through essentially the same infrastructure.

Depreciation and amortization expense increased $116,254, or 71.3%, to $279,238 for the three months ended June 30, 1998 from $162,984 for the three months ended June 30, 1997, reflecting greater capital expenditures associated with construction and implementation of operating systems equipment.

Due to the foregoing, total operating expenses increased $582,648, or 34.7%, to $2,260,665 for the three months ended June 30, 1998 from $1,678,017 for the three months ended June 30, 1997, and the Company's loss from operations increased by $434,212, or 39.7%, to $1,529,195 from $1,094,983, for such respective periods.

Net interest expense increased $272,072, or 337.0%, to $352,815 for the three months ended June 30, 1998 from $80,743 for the three months ended June 30, 1997, which is attributable to higher average balances outstanding under loan facilities and additional notes payable to licensees resulting from the exercise of Option Agreements.

Based on the foregoing, the Company's net loss (excluding the recording of a one-time expense of $7,166,956 during the second quarter of 1997 to reflect a then-probable impairment of value to management agreements and options to acquire licenses for which the Company at such time was uncertain of its ability to construct systems prior to an FCC-mandated construction deadline of November 20, 1997 which would have resulted in forfeiture of such spectrum back to the FCC), increased $679,084, or 55.3%, to $1,907,310, or $.06 per basic and diluted share, for the three months ended June 30, 1998 from $1,228,226, or $.06 per basic and diluted share, for the three months ended June 30, 1997. Including such one-time expense during the second quarter of 1997, the Company's net loss decreased $6,487,872, or 77.3%, during the three months ended June 30, 1998 from $8,395,182, or $.42 per basic and diluted share, for the three months ended
June 30, 1997.

(3) LIQUIDITY AND CAPITAL RESOURCES

The Company believes that over the next 12 months, depending on the rate of market roll-out during such period, it will require approximately $7 million to $10 million in additional funding for full-scale implementation of its SMR services and ongoing operating expenses. To meet such funding requirements, the Company anticipates continued utilization of its existing borrowing facility with Motorola, Inc. ("Motorola"), a vendor financing arrangement recently consummated with HSI GeoTrans, Inc. ("GeoTrans"), sales of selected SMR channels deemed non-strategic to its business plan, and additional debt funding as needed. There can be no assurances that the Company will be able to successfully obtain additional debt funding or will be otherwise able to obtain sufficient financing to consummate the Company's business plan.

On June 8, 1998, the Company held an initial closing on the sale of selected SMR channels deemed non-strategic to its business plan for approximately $975,000. Final closing remains subject to prior FCC approval.

On May 1, 1998, the Company closed a $7.5 million equity investment with Recovery Equity Investors II, L.P. ("Recovery"), an institutional private equity fund. In addition to such investment, Recovery has an option to purchase from the Company up to an additional $5 million in equity at a significantly higher price, and the Company has the ability to buy back such option if the Company meets certain performance criteria. Exercise of the option would result in a total equity infusion from Recovery of $12.5 million.

The Company has entered into discussions with various institutional debt funding sources, but has not entered into any commitments for additional debt financing as of the date of this filing.

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

On February 25, 1998, the Company and MarCap entered into a letter agreement relating to the Motorola and MarCap Facilities which provided for (i) complete cross-collateralization of the Motorola and MarCap Facilities without the aforementioned unwinding provision, (ii) a revised borrowing base formula for the Motorola and MarCap Facilities, (iii) notification by the Company to Motorola of the modifications being made pursuant to such letter agreement,
(iv) affirmation by the Company to utilize its diligent best efforts to raise at least $5 million of equity and $15 million of aggregate financing by April 30, 1998, (v) waiver of existing covenants for the Motorola and MarCap facilities through April 30, 1998 so long as the Company continues to utilize its diligent best efforts to raise at least $5 million of equity and $15 million of aggregate financing by such date, (vi) affirmation by MarCap that it will not object to the Company incurring $10 million in additional senior debt so long as the Company is not in material default on the Motorola or MarCap facilities, (vii) new covenants for the Motorola and MarCap facilities as of April 30, 1998. On March 5, 1998, Motorola provided the Company with written acknowledgment of the notification required by the Company as described in clause (iii) above, and as a result, the Company is in full compliance with the Motorola and MarCap facilities.

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

In October 1996, CCI signed a purchase agreement with Motorola to purchase approximately $10,000,000 of Motorola radio communications equipment, including Motorola Smartnet II trunked radio systems. Such purchase agreement required that the equipment be purchased within 30 months of its effective date. In conjunction with such purchase agreement, CCI entered into the Motorola
Facility permitting CCI to borrow during the term of the purchase agreement up to 50% of the value of Motorola equipment purchased under the purchase agreement, or up to $5,000,000. On August 18, 1997, Motorola, with the Company's concurrence, assigned all of its interest in the Motorola Facility to MarCap. By way of letter agreement dated March 10, 1998 among MarCap, Motorola, and the Company, the effective period of the Motorola purchase agreement and the Motorola Facility was extended from 30 months to 42 months from the effective dates thereof. Depending on the Company's ability to continue funding its minimum 50% down-payment requirement under the Motorola purchase agreement, the Company anticipates funding approximately
$2.5 million to-$3 million of Motorola equipment for its SMR systems under the Motorola Facility for the next 12 months.

YEAR 2000 ISSUES

The Company is currently awaiting a proposal from a large computer systems vendor about acquiring a fully integrated and scalable system (hardware, software and service contract) ("System") to load subscribers, capture call records and generate customer bills. The System will be Year 2000 compliant and the Company expects it to be fully implemented in the second quarter of 1999. If the Company does not acquire the System, it has a contingency plan to upgrade its current computer systems or purchase individual software products to address its needs. The Company has contacted the necessary software vendors, about its contingency plan, and Management believes that all the necessary Year 2000 compliant software is currently available and can be implemented quickly.

The Company's current accounting software is not Year 2000 compliant. This problem will be addressed either by phase II of the System or by upgrading its current accounting software, with a Year 2000 compliant version which is currently available. The Company exclusively uses Microsoft products for internal data storage and communications. The Company has contacted Microsoft and has been assured that these products are Year 2000 compliant.

The Company relies on third party switching systems to monitor its systems usage, these systems are primarily manufactured by Motorola. The company has contacted Motorola and has been assured that the Motorola switching systems are Year 2000 compliant. Also, to a lesser extent, the Company relies on third party communication lines, such as internet providers and long distance providers, to transfer data. The Company has not contacted these providers and is unable to assess the impact of Year 2000 issues related to these systems.

At the current time Management is unable to estimate the cost of the System, however the Company estimates the cost of its contingency plans to be approximately $50,000.

Based on the foregoing, the Company believes that it should have adequate resources to continue establishing its SMR business and emerge from the development stage during 1998. However, while the Company believes that it has developed adequate contingency plans, the failure to obtain additional debt financing could have a material adverse effect on the Company, including the risk of bankruptcy. Such contingency plans include pursuing similar financing arrangements with other institutional investors and lenders that have expressed interest in providing capital to the Company, selling selected channels, and focusing solely on the 51 markets in which full-scale service has already been implemented. This latter course might entail ceasing further system expansion in such markets (which in the aggregate are generating positive cash flow) and reducing corporate staff to the minimal level necessary to administer such markets. The Company believes that this strategy would provide sufficient time and resources to raise additional capital or sell selected channels in order to resume its growth. However, there can be no assurances that this or any of the Company's contingency plans would adequately address the aforementioned risks, or that the Company will attain overall profitability once it has emerged from the developmental stage.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. These include the following:

1. Airnet, Inc. v. Chadmoore Wireless Group, Inc. Case No. 768473, Orange County Superior Court

2.   Chadmoore Communications, Inc. v. John Peacock Case No. CV-S-97-00587-HDM
     (RLH), United States District Court for the District of Nevada

Details concerning the status of these proceedings are given above. (Part I, Item 1 Footnote 7B).

Pursuant to the FCC's jurisdiction over telecommunications activities, the Company is involved in pending matters before the FCC which may ultimately affect the Company's operations. These pending matters include the "Goodman Chan" decision. Details concerning the status of these proceedings at the FCC are given above. (Part I, Item 1 Footnote 7A).

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

(a)(2) The following exhibits are submitted herewith:

4.10   Original articles of incorporation.

4.11 Certificate of Designation of Rights and Preferences of Series C Preferred Stock of the Registrant (incorporated by reference to Exhibit
       4.1 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 1998 (the "Form 8-K")).

4.2 Form of Series C Preferred Stock Certificate (Incorporated by reference to Exhibit 4.2 of the Form 8-K).

10.20 Form of Amendment No. 1 to Offshore Subscription Agreement for Series B 8% Convertible Preferred Stock dated on or about February 17, 1998 (Incorporated by reference to Exhibit 10.16 of the form 8-K)

10.21 Investment Agreement dated May 1, 1998, between the Registrant and Recovery Equity Investors II, L.P. ("Recovery") (incorporated by reference to Exhibit 10.1 of the Form 8-K).

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

11     Computation of per share amounts (1)

27.1   Financial Data Schedule 1998 (1)

27.2   Financial Data Schedule 1997 (1)

(1)  Filed herewith.

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

(vii) Current report on Form 8-K on May 27, 1998 reporting (a) the sales of equity securities pursuant to Regulation S and (b) the conversion of Series B Convertible Preferred Stock.

    SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Chadmoore Wireless Group, Inc.
                                         (formerly CapVest International, Ltd.)

                                         By:  /s/  Jan Zwaik
                                            -----------------------------------
                                         Jan Zwaik
                                         Chief Financial Officer

                                         Date: August 14, 1998

                                         By:  /s/  Robert Moore
                                            -----------------------------------
                                         Robert Moore
                                         Chief Executive Officer

                                         Date: August 14, 1998

                                  EXHIBIT INDEX


   EXHIBIT
   NUMBER                   DESCRIPTION
   -------                  -----------
     11          Computation of per share amounts (1)

   27.1          Financial Data Schedule 1998 (1)

   27.2          Financial Data Schedule 1997 (1)


(1)      Filed herewith.