Form 10QSB
period 1998-09-30
CHADMOORE WIRELESS GROUP INC
filed 1998-11-24
CIK 815755

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from              to
                                            --------------  --------------

                         Commission File Number: 0-20999
                                                ---------

                         CHADMOORE WIRELESS GROUP, INC.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

             COLORADO                                            84-1058165
-------------------------------                             --------------------
(State of other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

             2875 EAST PATRICK LANE SUITE G, LAS VEGAS, NEVADA 89120
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 740-5633
                           ---------------------------
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ] ---

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Check whether the registrant  filed  all  documents  and  reports  required  by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

AS OF NOVEMBER 13, 1998 ISSUER HAD 36,111,282 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [  ] No [X]

                                      INDEX

     PART I - FINANCIAL INFORMATION                                        PAGE

 ITEM 1.  FINANCIAL STATEMENTS

Unaudited Consolidated Financial Statements of Chadmoore Wireless Group, Inc. and Subsidiaries (A developmental stage company):

     Consolidated Balance Sheets:
         As of September 30, 1998 and December 31, 1997                    3

     Consolidated Statements of Operations:
       For the Nine Months Ended September 30, 1998 and 1997 and for
       the Period January 1, 1994 (inception) through September 30, 1998   4

     Consolidated Statements of Operations:
       For the Three Months Ended September 30, 1998 and 1997              5

     Consolidated Statement of Non-Redeemable Preferred Stocks, Common
       Stocks and other Shareholders' Equity
       for the Nine Months ended September 30, 1998                        6

     Consolidated Statements of Cash Flows:
       For the Nine Months Ended September 30, 1998 and 1997 and for the
       Period  January 1, 1994 (inception) through September 30, 1998     7-8

     Notes to Unaudited Consolidated Financial Statements                 9-16

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND PLAN OF OPERATION                                          17-26

 PART II - OTHER INFORMATION                                               27

 ITEM 1.  LEGAL PROCEEDINGS                                                27

 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                        27

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  27

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS            27

 ITEM 5.  OTHER INFORMATION                                                27

 ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K                       28-29

 SIGNATURES                                                                30

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets
September 30, 1998 and December 31, 1997

                                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                                    1998              1997
                                                                                 UNAUDITED           RESTATED
                                   ASSETS
Current assets:
    Cash and cash equivalents                                                 $  1,514,858        $    959,390
    Accounts receivable, net of allowance for doubtful accounts of $13,300
      and $45,000, respectively                                                    522,977             265,935
    Other receivables                                                               92,996              99,223
    Inventory                                                                      136,479              89,133
    Deposits and prepaids                                                          244,666             130,858
                                                                              ------------        ------------
              Total current assets                                               2,511,976           1,544,539

Property and equipment, net                                                     10,047,616           5,809,168
FCC  licenses,  net of  accumulated  amortization  of $436,384 and $231,917,
   respectively                                                                 33,281,799           6,726,954
Rights to acquire FCC licenses                                                   7,817,518          27,893,926
Debt issuance  costs,  net of  accumulated  amortization  of $27,742 and $0,
   respectively                                                                    117,110                  --
Non-current deposits and prepaids                                                   32,928              32,928
                                                                              ------------        ------------
              Total assets                                                    $ 53,808,947        $ 42,007,515
                                                                              =============       ============
                   LIABILITIES, REDEEMABLE PREFERRED STOCK AND NON REDEEMABLE
                 PREFERRED STOCKS, COMMON STOCKS AND OTHER SHAREHOLDERS' EQUITY

Current liabilities:
    Current installments of long-term debt and capital lease obligations      $  6,682,981        $  2,638,414
    Accounts payable                                                             2,346,650           1,165,425
    Accrued liabilities                                                          1,070,890           1,106,029
    Unearned revenue                                                               395,842             107,057
    Licenses - options payable                                                     350,000             350,000
    License option commission payable                                            3,412,000           3,412,000
    Accrued interest                                                               425,000             173,686
    Other current liabilities                                                      887,178             131,273
                                                                              ------------        ------------
              Total current liabilities                                         15,570,541           9,083,884

Long-term debt, excluding current installments                                   8,244,638           4,614,157
Minority interests                                                                 506,615             352,142
                                                                              ------------        ------------
              Total liabilities                                                 24,321,794          14,050,183

Redeemable preferred stock:
    Series C 4% cumulative, 10,119,614 shares issued and outstanding
     outstanding, net of discount of $3,272,784                                    821,234                  --

Non-Redeemable Preferred Stocks, Common Stocks, and other Shareholders Equity:
    Preferred Stock, $.001 par value. Authorized 40,000,000 shares:
     Series A issued and canceled  250,000 shares,  0 shares  outstanding at
        September 30, 1998 and December 31, 1997                                        --                  --
     Series B issued and outstanding 36,218 shares at September 30, 1998 and
        219,000 shares at December 31, 1997                                             36                 219
    Common stock, $.001 par value.  Authorized 100,000,000 shares; issued and outstanding 35,915,676 shares at September 30, 1998 and
        21,163,847 shares at December 31, 1997                                      35,915              21,164
    Additional paid-in capital                                                  67,099,401          60,303,498
    Stock subscribed                                                                    --              32,890
    Deficit accumulated during the development stage                           (38,469,433)        (32,400,439)
                                                                              --------------      ------------
              Total Non-Redeemable Preferred Stocks, Common Stocks, and
                other Shareholders Equity                                       28,655,919          27,957,332

              Total liabilities, Redeemable Preferred Stock and Non-Redeemable
               Preferred Stocks, Common Stocks, and other Shareholders Equity $ 53,808,947        $ 42,007,515
                                                                              =============       ============

See accompanying notes to unaudited consolidated financial statements.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Unaudited Consolidated Statements of Operations
For the Nine Months  Ended  September  30, 1998 and 1997 and for the Period from
January 1, 1994 (inception) through September 30, 1998


                                                                                                              PERIOD FROM
                                                                      9 MONTHS ENDED SEPTEMBER 30,          JANUARY 1, 1994
                                                                      ----------------------------              THROUGH
                                                                        1998                1997          SEPTEMBER 30, 1998
                                                                                           RESTATED             RESTATED
                                                                ------------------- -------------------  -------------------
     Revenues:
         Radio services                                              $ 1,504,684         $   490,789          $ 2,816,569
         Equipment sales                                                 409,553             731,370            2,040,510
         Maintenance and installation                                    226,377             276,213              841,954
         Management fees                                                      --                  --              472,611
         Other                                                                --               4,053               57,862
                                                                    ------------         ------------         ------------
                                                                       2,140,614           1,502,425            6,229,506
                                                                    ------------         ------------         ------------

     Costs and expenses:
         Cost of sales                                                   704,938             781,050            2,471,844
         Salaries, wages, and benefits                                 2,092,797           1,868,647            7,433,855
         General and administrative                                    3,116,063           2,275,827           19,777,809
         Depreciation and amortization                                   830,558             591,940            2,123,771
         Cost of settlement of license dispute                                --                  --              143,625
                                                                    ------------         ------------         ------------
                                                                       6,744,356           5,517,464           31,950,904
                                                                    ------------         ------------         ------------

     Loss from operations                                             (4,603,742)         (4,015,039)         (25,721,398)
                                                                    ------------         ------------         ------------
     Other income (expense):
         Minority interest                                               (69,543)             16,184              (50,177)
         Interest expense (net)                                       (1,212,795)         (1,061,646)          (5,910,262)
         Standstill agreement expense                                   (182,914)                 --             (182,914)
         Loss on reduction of management agreements and
            licenses to estimated fair value                                  --          (7,166,956)          (7,166,956)
         Gain on settlement of debt                                           --             169,764              887,402
         Writedown of investment in JJ&D, LLC                                 --                  --             (443,474)
         Gain on sale of assets                                               --                  --              330,643
         Loss on retirement of note payable                                   --                  --              (32,404)
         Other, net                                                           --                 315             (179,893)
                                                                    ------------         ------------         ------------
                                                                      (1,465,252)         (8,042,339)          (12,748,035)
                                                                    ------------         ------------         ------------

     Net loss                                                       $ (6,068,994)        $(12,057,378)        $(38,469,433)
                                                                    ------------         ------------         ------------

     Calculation of net loss applicable to common shareholders:
        Preferred stock preferences                                 $        --          $         --         $ (1,203,704)
        Series B Preferred stock dividend                              (131,503)                   --             (131,503)
        Series C Preferred stock dividend and accretion of
          amount payable upon redemption                               (109,179)                   --             (109,179)


                                                                    ------------         ------------         ------------
     Net loss applicable to common shares                             (6,309,676)         (12,057,378)         (39,913,819)
                                                                    ============         ============         ============
     Net loss per basic and diluted shares                          $      (0.21)        $      (0.61)        $      (2.99)
                                                                    ============         ============         ============
     Basic and diluted weighted average number of common
       shares outstanding                                             30,184,770           19,664,951           13,335,983
                                                                    ============         ============         =============


See accompanying notes to unaudited consolidated financial statements.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Unaudited Consolidated Statements of Operations
For the Three Months Ended September 30, 1998 and 1997



                                                                      3 MONTHS ENDED SEPTEMBER 30,
                                                                ---------------------------------------
                                                                        1998                1997
                                                                                          RESTATED
                                                               ------------------- -------------------
     Revenues:
         Radio services                                             $   635,324         $   194,259
         Equipment sales                                                173,543             151,534
         Maintenance and installation                                    84,124              74,320
         Other                                                               --                 428
                                                                    -----------         -----------
                                                                        892,991             420,541
                                                                    -----------         -----------
     Costs and expenses:
         Cost of sales                                                  303,233             235,560
         Salaries, wages and benefits                                   803,686             698,291
         General and administrative                                   1,356,901             868,212
         Depreciation and amortization                                  357,186             268,598
                                                                    -----------         -----------
                                                                      2,821,006           2,070,661
                                                                    -----------         -----------

     Loss from operations                                            (1,928,015)         (1,650,120)
                                                                    -----------         -----------

     Other income (expense):
         Minority interest                                              (34,946)             16,184
         Interest expense (net)                                        (399,607)            (96,431)
         Gain on settlement of debt                                          --             169,764
                                                                    -----------         -----------
                                                                       (434,553)             89,517
                                                                    -----------         -----------

     Net loss                                                       $(2,362,568)        $(1,560,603)
                                                                    ===========         ===========
     Calculation of net loss applicable to common shareholders:
       Series B Preferred Stock dividend                                (48,147)                 --
       Series C Preferred Stock accretion payable upon redemption       (66,992)                 --
                                                                    -----------         -----------
                                                                    $(2,477,707)        $(1,560,603)
                                                                    ===========         ===========
     Basic  and  diluted  weighted  average  number  of
       common shares outstanding                                     35,817,198          19,966,574
                                                                    -----------         -----------
     Net loss per basic and diluted shares                          $     (0.07)        $     (0.08)
                                                                    ===========         ===========

See accompanying notes to unaudited consolidated financial statements.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Unaudited Consolidated Statements of Non-Redeemable Preferred Stocks, Common Stocks, and other Shareholders' Equity
For the Nine months ended September 30, 1998

                                                                                                                       TOTAL
                                                                                           DEFICIT                 NON-REDEEMABLE
                               PREFERRED STOCK         COMMON  STOCK                     ACCUMULATED               PREFERRED STOCKS,
                            -------------------  ----------------------    ADDITIONAL       DURING                COMMON STOCKS, AND
                            OUTSTANDING           OUTSTANDING               PAID-IN      DEVELOPMENT     STOCK   OTHER SHAREHOLDERS'
                              SHARES     AMOUNT     SHARES       AMOUNT     CAPITAL         STAGE      SUBSCRIBED     EQUITY
                              -------    ------  ------------   -------   -----------   -------------  ----------  -------------
Balance at December 31,       219,000      $219    21,163,847  $21,164    $60,303,498   $ (32,400,439)   $ 32,890   $27,957,332
  1997, as restated
Shares issued under employee
  compensation plan                --        --       123,500      124         63,572              --          --        63,696
Shares issued for
  subscribed stock                 --        --        11,400       11         32,879              --     (32,890)           --
Shares issued for exercise of
  license option                   --        --       800,000      800        351,200              --          --       352,000
Shares issued for conversion
  of preferred stock         (182,782)     (183)    3,912,225    3,912         (3,729)             --          --            --
Shares issued for preferred
  stock dividend                   --        --        83,254       83            (83)             --          --            --
Shares issued for standstill
  agreement                        --        --       310,023      310         182,604             --          --       182,914
Compensation expense for
  options issue                    --        --            --       --          15,040             --          --        15,040
Shares issued for services         --        --       290,765      291         160,634             --          --       160,925
Shares issued for  exercise
  of license option                --        --        31,000       31          15,159             --          --        15,190
Shares  issued for purchase
  of fixed assets                  --        --       335,000      335         188,715             --          --       189,050
Shares issued for cash             --        --     8,854,662    8,854       5,925,833             --          --     5,934,687
Accretion of amounts payable
 upon redemption                   --        --            --       --        (109,179)            --          --      (109,179)
Accrued dividends                  --        --            --       --         (26,742)            --          --       (26,742)

Net loss                           --        --            --       --              --     (6,068,994)         --    (6,068,994)
                              -------    ------  ------------  -------     -----------  -------------  ----------  -------------
Balance at September 30, 1998  36,218    $   36    35,915,676  $35,915     $67,099,401  $ (38,469,433) $       --   $28,665,919
                              =======    ======  ============  =======     ===========  =============  ==========  =============


See accompanying notes to unaudited consolidated financial statements.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Unaudited Consolidated Statements of Cash Flows
For the Nine Months  Ended  September  30, 1998 and 1997 and for the Period from
January 1, 1994 (inception) through September 30, 1998

                                                                                                              PERIOD FROM
                                                                   9 MONTHS ENDED SEPTEMBER 30,            JANUARY 1, 1994
                                                           -------------------------------------------         THROUGH
                                                                    1998                   1997           SEPTEMBER 30, 1998
                                                           ---------------------  --------------------- --------------------
 Cash flows from operating activities:
   Net loss                                                     $(6,068,994)          $(12,057,378)         $(38,469,433)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
        Minority interest                                            69,543                (16,184)               50,177
        Depreciation and amortization                               830,558                541,536             2,123,771
        Non-cash interest expense                                        --                767,986             3,802,469
        Writedown of management agreements and licenses to
          estimated fair value                                           --              7,166,956             7,166,956
        Writedown of investment in JJ&D, LLC                             --                     --               443,474
        Release of license options                                       --                     --               330,882
        Writedown of prepaid management rights                           --                     --                81,563
        Gain on extinguishment of debt                                   --               (169,764)             (839,952)
        Gain on sale of assets held for resale                           --                     --              (330,643)
        Shares issued for settlement of license dispute                  --                     --               127,125
        Standstill agreement                                        182,914                     --               182,914
        Amortization of debt discount                               849,968                165,911             1,116,480
        Equity in losses from minority investments                       --                     --                 1,322
        Stock compensation                                            7,710                     --                 7,710
        Expenses associated with:
           Stock issued for services                                     --                     --             2,605,036
           Options issued for services                               15,040                     --             4,052,504
        Changes in operating assets and liabilities:
           Increase in accounts receivable and other receivables   (204,491)               (23,225)             (401,185)
           Increase in inventory                                    (47,346)                88,717               (58,498)
           Increase in deposits and prepaid expenses                (58,322)                16,834              (179,317)
           Increase in accounts payable and accrued liabilities   1,027,071              1,142,069             3,300,335
           Increase in unearned revenue                             288,785                     --               395,842
           Increase in license options commission payable                --                     --               524,800
           Increase in accrued interest                             251,314                 73,973               743,263
           Increase in other current liabilities                    850,462                128,824             1,002,155
                                                                -----------            -----------           -----------
 Net cash used in operating activities                           (2,005,788)            (2,173,745)          (12,220,250)
                                                                ------------           -----------           -----------

 Cash flows from investing activities:
   Purchase of assets from General Communications, Inc.                  --                     --              (352,101)
   Investment in JJ&D, LLC                                               --                     --              (100,000)
   Purchase of Airtel Communications, Inc. assets                        --                     --               (50,000)
   Purchase of CMRS and 800 SMR Network, Inc.                            --                     --            (3,547,000)
   Purchase of SMR station licenses                                      --                     --            (1,398,575)
   Purchase of license options                                     (195,124)              (121,250)           (1,881,569)
   Sale of management agreements and options to acquire
      licenses                                                           --                     --               500,000
   Purchase of property and equipment                            (4,440,894)              (657,435)           (9,065,069)
   Sale of property and equipment                                        --                430,649               827,841
   Purchase of assets held for resale                                    --                     --              (219,707)
   Sale of assets held for resale                                        --                     --               700,000
   Increase in other non-current assets                                  --                  6,000               (11,123)
                                                                -----------            -----------           -----------
 Net cash used in investing activities                           (4,636,018)              (342,036)          (14,597,303)
                                                                ------------           -----------           -----------

         (Continued)

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Unaudited  Consolidated  Statements of Cash Flows, Continued For the Nine Months
Ended  September  30,  1998 and 1997 and for the  Period  from  January  1, 1994
(inception) through September 30, 1998

                                                                                                       PERIOD FROM
                                                                                                     JANUARY 1, 1994
                                                               9 MONTHS ENDED SEPTEMBER 30,              THROUGH
                                                                 1998                1997          SEPTEMBER 30, 1998
                                                         ------------------- -------------------   ------------------
Cash flows from financing activities:
     Proceeds upon issuance of securities                     $7,500,000          $       --          $11,816,543
     Equity issuance costs                                      (705,000)                 --             (705,000)
     Proceeds upon issuance of preferred stock                        --                  --            3,848,895
     Proceeds upon exercise of options - related parties              --                  --               62,500
     Proceeds upon exercise of options - unrelated parties            --                  --            3,075,258
     Decrease in stock subscriptions receivable, net
         of stock subscribed                                          --                  --             (637,193)
     Purchase and conversion of CCI stock                             --                  --               45,000
     Advances from related parties                                    --                  --              767,734
     Payment of advances from related parties                         --                  --              (73,000)
     Increase in debt issuance costs                            (144,852)                 --             (144,852)
     Payments of long-term debt and capital lease
       obligations                                            (1,435,225)           (273,258)          (2,404,491)
     Proceeds from issuance of notes payable                          --                  --              375,000
     Proceeds from issuance of long-term debt                  1,982,351           1,555,000           12,306,017
                                                              ----------          ----------          -----------
Net cash provided by financing activities                      7,197,274           1,281,742           28,332,411
                                                              ----------          ----------          -----------
Net increase (decrease) in cash and cash equivalents             555,468          (1,234,039)           1,514,858
Cash and cash equivalents at beginning of period                 959,390           1,463,300                   --
                                                              ----------          ----------          -----------
Cash and cash equivalents at end of period                    $1,514,858          $  229,261          $ 1,514,858
                                                              ==========          ==========          ===========

See Note 8 for supplemental disclosure on non-cash investing and financing activities

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

A.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Chadmoore Wireless Group, Inc. and subsidiaries and consolidated partnerships (the "Company"), ( a development stage company), which have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission Form 10-QSB. All material adjustments, consisting of normal recurring accruals which are, in the opinion of management, necessary to present fairly the financial condition and related results of operations, cash flows and Non-Redeemable Preferred Stocks, Common stocks and other Shareholders' Equity for the respective interim periods presented are reflected. The current period results of operations are not necessarily indicative of the results for any other interim period or for the full year ended December 31, 1998. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-KSB and 10-KSB/A for the period ending December 31, 1997.

As discussed in Note 5 the Company has restated its previously issued Form 10-QSB for the nine monts ended September 30, 1997 in its September 30, 1998 Form 10-QSB to comply with a SEC announcement with respect to issuing convertible debentures which are convertible into common stock at a discount.


B. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 for the quarter ended March 31, 1998. As of September 30, 1998 the Company has no comprehensive income amounts.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS
131). SFAS 131 establishes additional standards for segment reporting in financial statements and is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 131 is not expected to have a material effect on the Company's financial position or results from operations.

Statement of Position 98-5 "Reporting on Costs of Start-Up Activities" (SOP 98-5) requires the costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 is not expected to have a material effect on the Company's financial position or results from operations.

C. CASH EQUIVALENTS

For the purposes of the statement of cash flows the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

D. RECLASSIFICATIONS

Certain amounts in the 1997 Unaudited Consolidated Financial Statements have been reclassified to conform to the 1998 presentation.

E. LOSS PER SHARE

Basic and diluted loss per share were computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Prior years have been restated to reflect the application of SFAS 128. As discussed in Note 5, earnings per share for the three months ended September 30, 1997 were restated to comply with a SEC announcement regarding beneficial conversion features embedded in convertible securities.


F. CUSTOMER ACQUISITION COSTS

All customer acquisition costs are expensed in the period they are incurred.


(2) FCC LICENSES AND RIGHTS TO ACQUIRE FCC LICENSES

The Company has entered into various option agreements to acquire FCC licenses for SMR channels ("Option Agreements"). These Option Agreements allow the Company to purchase licenses, subject to FCC approval, within a specified period of time after the agreement is signed. During the nine months ended September 30, 1998, the Company had exercised Option Agreements for approximately 760 channels for consideration of cash, notes payable and the Company's common stock ("Common Stock") totaling approximately $7,163,678. In relation to the exercise of the options for the licenses, the Company has also incurred commission costs totaling approximately $1,564,000, which are included in FCC licenses.

As of September 30, 1998, of the approximately 4,800 licenses under the Company's control, approximately 3,750 licenses had transferred to the Company and approximately 820 were in the process of being transferred to the Company, pending FCC approval. The remaining approximately 230 licenses continue to be maintained under Option and/or Management Agreements (defined below), for which the Company has decided to delay exercise based on various economic and operating considerations.

The Company amended several Option Agreements whereby the Company would make quarterly installment payments toward the purchase of channels. With respect to these agreements, the Company is in default thereof. Approximately $350,000 of accrued installment payments has been recorded at September 30, 1998 in "Licenses - options payable". If the holder requests remedy, in writing, the Company has thirty days to remedy any deficiency by sending monies totaling all outstanding installment payments due such holder. The Company addresses each request on a case by case basis and determines, based on various factors, whether to pay the outstanding installment payments, purchase the license in full with a promissory note or cancel the Option Agreement. As of September 30, 1998, holders of such amended Option Agreements have not elected to terminate the options or exercise other available remedies. If the Company elects to cancel the Option Agreement all consideration paid is retained by the licensee and expensed accordingly by the Company. If the Company were to exercise the remaining outstanding Option Agreements for approximately 230 channels, as of September 30, 1998, the obligations would total approximately $5.5 million.

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

(3) REVENUES AND COSTS OF SALES

The Company had revenues from equipment sales of $409,553 and $731,370 for the nine months ended September 30, 1998 and 1997, respectively. The cost of sales associated with these revenues were $278,574 and $509,005 for the nine months ended September 30, 1998 and 1997, respectively. The Company had revenues from equipment sales of $173,543 and $151,534 for the three months ended September 30, 1998 and 1997, respectively. The cost of sales associated with these revenues were $103,345 and $108,255 for the three months ended September 30, 1998 and 1997, respectively.

(4) PROPERTY AND EQUIPMENT

Property and equipment, which is recorded at cost and depreciated over its estimated useful lives, generally 5-10 years, consists primarily of SMR system components, which have an estimated useful life of 10 years. The recorded amount of property and equipment capitalized and the related accumulated depreciation is as follows:


                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      1998              1997
                                                  -------------     ------------
    SMR systems and equipment                      $9,532,187        $5,768,117
    SMR systems in process                            967,200                --
    Buildings and improvements                        335,900           335,900
    Land                                              102,500           102,500
    Furniture and office equipment                    285,925           249,164
    Automobiles                                        18,766                --
    Leasehold improvements                             59,759             9,759
                                                   ----------        ----------
                                                   11,302,237         6,465,440
    Less accumulated depreciation                  (1,254,621)         (656,272)
                                                   -----------       ----------
                                                   $10,047,616       $5,809,168
                                                   ===========       ==========


(5) LONG-TERM DEBT

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

In a 1997 announcement, the staff of the Securities and Exchange Commission ("SEC") indicated that when convertible debentures are convertible at a discount from the then current common stock market price, a "beneficial conversion feature", should be recognized as a return to the convertible debenture holders. The SEC staff believes any discount resulting from an allocation of the proceeds equal to the intrinsic value should be allocated to additional paid-in capital and increase the effective interest rate of the security and should be reflected as a debt discount and amortized to interest expense over the period beginning on the date of issuance of the notes and ending on the date the notes are first convertible. A beneficial conversion feature of approximately $767,986 embedded in the convertible debentures issued during February 1997 was not recorded in the Company's previously filed September 30, 1997 Form 10-QSB. Because of the SEC announcement, the Company has restated its Form 10-QSB for September 30, 1997 in its September 30, 1998 Form 10-QSB to reflect such announcement.

The debt discount of $767,986 associated with the issuance of convertible debentures has been amortized to interest expense for the nine months ended September 30, 1997. For the three months ended September 30, 1997 there was no amortization of the debt discount. Interest expense for the nine months ended September 30, 1997 has been restated from $293,660 to $1,061,646. There was no effect on earnings per share for the nine months ended September 30, 1997. Earnings per share for the three months ended September 30, 1997 has been restated from a loss per common share of $0.12 to $0.08.

During the nine months ended September 30, 1998 the Company entered into notes payable with license holders for approximately $6,200,000, net of a discount of approximately $2,180,000; these notes represent the final payment to exercise license options for approximately 760 licenses. As of September 30, 1998 the Company had entered into notes payable totaling approximately $9,390,000, net of a discount of approximately $3,150,000, calculated at an imputed interest rate of 15%.

As of September 30, 1998 the total outstanding amounts of the MarCap Facility and Motorola Loan Facility were $1,792,896 and $645,748, respectively. The Company incurred debt issuance costs related to the drawdowns totaling $144,852. These costs will be amortized over the lives of the loans.


As reported in the Company's Form 10-KSB and 10-KSB/A for the year ended December 1997, the Company restructured a Convertible Debenture and the holder accepted a new debenture. The holder of the new debenture has presented the Company with a default and acceleration notice. However, the Company believes such note holder does not have the right to cause acceleration pursuant to such purported notice. The Company is currently in discussions with the holder with respect to this matter.


(6) EQUITY TRANSACTIONS

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

Holders of the Series B Preferred are entitled to convert any portion of the Series B Preferred into Common Stock beginning 45 days from the closing date and up to two years at the average market price of the Common Stock for the five (5) day trading period ending on the day prior to conversion. If the difference between the average price and the current market price is greater than 20%, the lookback is increased to 20 days. The Series B Preferred also provides that holders are restricted from converting an amount of Series B Preferred which would cause them to exceed 4.99% beneficial ownership of the Common Stock. In the event that any securities remain outstanding on the second anniversary of the closing date, all remaining securities must be converted on such date. During the nine months ended September 30, 1998 the holders of the Series B Preferred Stock converted 182,782 shares of Series B Preferred into 3,912,225 shares of Common Stock. Dividends on such shares of Series B Preferred were $42,561, which was paid with 83,254 shares of Common Stock. In addition, dividends of $22,306 have accrued on the Series B Preferred as of September 30, 1998.

B. EQUITY INVESTMENT

On May 4, 1998, pursuant to an Investment Agreement ("Agreement"), dated May 1, 1998 between the Company and Recovery Equity Investors II L.P. ("Recovery"), Recovery purchased, for $7,500,000 from the Company 8,854,662 shares of common stock, 10,119,614 shares of mandatorily redeemable Series C preferred stock, an eleven-year warrant to purchase up to 14,612,796 shares of common stock at an exercise price of $.001, a three-year warrant to purchase up to 4,000,000 shares of common stock at an exercise price of $1.25, and a five and one-half year warrant to purchase up to 10,119,614 shares of common stock at an exercise price of $0.3953. The warrants contain certain provisions which restrict conversion and/or provide adjustments to the conversion price and number of shares. In conjunction with the Agreement, the Company commissioned an appraisal which determined a fair value for each security issued pursuant to the Agreement. Consistent with this determination, the Company has allocated the proceeds of $7,500,000 to the securities based on relative fair values as follows:


               Common Stock                         $ 2,055,936
               Series C Preferred Stock                 685,312
               Eleven year warrants                   3,251,528
               Three year warrants                       38,698
               Five and one-half year warrants        1,468,526
                                                    ------------
                                TOTAL               $ 7,500,000
                                                    ============


(7)      MANDATORILY REDEEMABLE PREFERRED STOCK

As discussed in Note 6B, on May 1, 1998, the Company issued 10,119,614 shares of 4% cumulative Series C Preferred Stock, which is madatorily redeemable by written notice to the Company on the earlier of (i) May 1, 2003 or the occurrence of (ii) the listing of the Company's common stock on a National Securities Exchange or an equity financing by the Company that results in gross proceeds in excess of $2 million. The Series C Preferred Stock has a redemption price equal to $.3953 and is entitled to cumulative annual dividends equal to 4% payable semi-annually. Dividends on the Series C preferred Stock shall accrue from the issue date, without interest, whether or not dividends have been declared. Unpaid dividends, whether or not declared, shall compound annually at the dividend rate from the dividend payment date on which such dividend was payable. As long as any shares of Series C Preferred Stock is outstanding, no dividend or distribution, whether in cash, stock or other property, shall be paid, declared and set apart for payment for any junior securities.

The difference between the relative fair value of the Redeemable Preferred Stock at the issue date and the mandatory redemption amount is being accreted by charges to additional paid-in-capital, using the interest method. At the redemption date, the carrying amount of such shares will equal the mandatory redemption amount plus accumulated dividends unless the shares are exchanged prior to the redemption date. Since the Company had no retained earnings such amount is charged to additional paid-in capital.

For the nine months ended September 30, 1998 the Company has accrued dividends and recorded accretion of amounts payable upon redemption of $26,742 and $109,179 respectively.

(8) NON-CASH EVENTS


During the nine months ended September 30, 1998 the Company had the following non-cash investing and financing activities. The issuance of 108,500 shares of Common Stock to employees. The issuance of $6,220,589 of notes payable, net of discount, to exercise options to purchase FCC licenses. Conversion of 182,782 shares of Series B convertible preferred stock into 3,912,225 shares of common stock. Issuance of 83,254 shares of common stock for Series B preferred stock dividends. Issuance of 11,400 shares of common stock for $32,890 of common stock previously subscribed. Issuance of 800,000 shares of common stock with a value of $352,000, for exercise of license option. Reclassification of minority interest of approximately $14,915 into property and equipment. Issuance of 31,000 shares of common stock with a value of $15,190 to a license holder. Issuance of 290,765 shares of common stock for prepaid professional services with a value of $160,925. Issuance of 335,000 shares of common stock with a value of $189,050 and licenses with a cost of $100,000 for fixed assets.

During the nine months ended September 30, 1997 the Company had the following non-cash investing and financing activities. The conversion of $1,150,000 of convertible debt to equity. Issuance of 231,744 shares of common stock for $255,945 of common stock subscribed. Exercise of 323,857 options to purchase common stock which had $161,929 of prepaid exercise price. Reclassification $108,027 of deposits to property and equipment.

During the nine months ended September 30, 1998 and 1997, and inception to date, the Company paid no cash for taxes. During the nine months ended September 30, 1998 and 1997, and inception to date, the Company paid $168,113, $107,339, and $600,670, respectively for interest.


(9) RELATED PARTY TRANSACTIONS

The Company paid $633,642 to Private Equity Partners ("PEP"), for professional services associated with equity and debt financings, for the nine months ended September 30, 1998. The managing partner of PEP is a director of the Company.

On May 1, 1998, the Company and Recovery entered into a Shareholders Agreement which stipulated that the Company and each of the Shareholders shall take all action necessary to cause the Board to consist of two Directors to be designated by the Recovery Shareholders, two Directors designated by the Chief Executive Officer of the Company, and two independent Directors.

On May 1, 1998, the Company and Recovery entered into an Advisory Agreement commencing on May 1, 1998 and ending on the fifth anniversary. The Advisory Agreement stipulates the Consultant shall devote such time and effort to the performance of providing consulting and management advisory services for the Company as deemed necessary by Recovery. In consideration of the consultants provision of the services to the Company, the Company shall pay the consultant an annual fee of $312,500 beginning on the first anniversary which shall be paid in advance, in equal monthly installments, reduced by the Series C preferred stock dividends paid in the preceding twelve months.

(10) COMMITMENTS AND CONTINGENCIES

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

The District Court appointed Daniel R. Goodman (the "Receiver") to preserve the assets of NDD/Metropolitan. In the course of the Receiver's duties, he together with a licensee, Dr. Robert Chan, who had received several FCC licenses through NDD/Metropolitan's services, filed a request to extend the construction period for each of 4,000 SMR stations. At that time, licensees of most of the stations included in the waiver request ("Receivership Stations") were subject to an eight-month construction period. On May 24, 1995, the FCC granted the request for extension. The FCC reasoned that the Receivership Stations were subject to regulation as commercial mobile radio services stations, but had not been granted the extended construction period to be awarded to all CMRS licensees. Thus, in an effort to be consistent in its treatment of similarly situated licensees, the FCC granted an additional four months in which to construct and place the Receivership Stations in operation (the "Goodman/Chan Waiver"). The Goodman/Chan Waiver became effective upon publication in the Federal Register on August 27, 1998.

The FCC has never released a list of stations it considers to be Receivership Stations, despite repeated requests by the Company. On November 16, 1998, by a Public Notice the Commission announced that it would release a list of receivership stations to the public in ten days; provided that no objection to the release is posed on behalf of receivership licenses by the Receiver. As of the date of this report, the FCC had not yet released the list as the ten day period for publication and for potential appeals by the Receiver had not yet expired. However, on the basis of a previous request to the Receiver and a seperate request for assistance to the FCC's licensing division by the Company, the FCC and the Receiver examined and marked a list provided by the Company. The FCC's and the Receiver's markup indicated those stations held by the Company or subject to Management and Option Agreements, which the FCC and/or the Receiver considered to be, at that time, Receivership Stations and/or stations considered "similarly situated" and thus elgible for releif. From that unofficial communication from the Receiver the Company believes that approximately 800 of the licenses that it owns or manages are Receivership Stations. For its own licenses and under the direction of each licensee for managed stations, the Company is now proceeding with timely construction of those stations which the Company feels reasonably certain are Receivership Stations. From the official communication from the FCC, the Company believes that approximately 650 licenses are considered "similarly situated".

Initial review of the Commissions's Goodman/Chan Order indicated a potentially favorable outcome for the Company as it pointed to a grant of relief for a significant number of the Company's owned and/or managed licenses which were subject to the outcome of the Goodman/Chan decision. At present, Management believes that a substantial number of these licenses will be afforded relief pursuant to the Order. However, on October 9, 1998 a release from the Offices of the Commercial Service Division of the FCC's
Wireless Telecommunication Bureau announced that because of a technicality relating to the actual filing dates of the construction deadline waiver requests by certain of the subject licensees, some licenses which the FCC staff earlier had stated would be eligible for construction extension waivers due to the similarity of circumstances between those licensees and the Goodman/Chan licensees, would not actually be granted final construction waivers. The Commission has subsequently begun a process of deleting certain of the Company's licenses from this category from its official licensing database. Prior to the release of the October 9, 1998, Public Notice, the Company contructed and placed into operation certain licenses from this category based on information received from the FCC and the Receiver. The Company is in the process of determining which licenses have in fact been deleted; however, due to the disparity between the FCC's lists and its subsequent treatment of such lists, the Company is uncertain as to which, if any, will remain deleted under the FCC's current procedures.

In response, on November 9, 1998, Chadmoore filed a Petition for Reconsideration at the FCC seeking reversal of the action announced in the Commercial Wireless Division's Public Notice, and the Company has asked that relief be reinstated for its affected licenses. Additionally, on October 28, 1998, the Company filed motions with the United States Court of Appeals for the District of Columbia Circuit as well as the United States Federal District Court of the District of Columbia seeking a stay of Commission action on the subject licenses and the release of an accurate and complete list of stations until reconsideration proceedings at the FCC, and if ultimately necessary, appeal proceedings through the federal courts may be completed. Other similarly situated licensees also have filed petitions for relief. No specific timetable is available in order to assist the Company's management to predict with any reasonable degree of accuracy when final action on these proceedings will be forthcoming. The Company does not believe it to be probable that they will not be provided relief on all of the licenses potentially subject to the Goodman Chan Proceedings. However there can be no assurance that relief will be granted.

Approximately 650 of those licenses purchased by or under management contracts with the Company are among those which the FCC now states will not be afforded relief pursuant to the Commercial Division's October 9, 1998 Public Notice. Thus, it is possible that the Company's owned and/or managed licenses which are encompassed within the denial of relief pursuant to the October 9, 1998 Public Notice, could be permanently canceled by the FCC for failure to comply with its construction requirements. If these licenses are in fact cancelled by the FCC, it would result in the loss of licenses with a book value of approximately $6,200,000 and the loss of certain subscribers to the Company's services, which while not considered probable, could result in a material adverse effect on the Company's financial condition, results of operations and liquidity and could result in possible fines and/or forfeitures levied by the FCC. The Company has prepared these estimates based on the best information available at the time of this filing. Once again, there has been no list published by the FCC, in this matter, which the Company feels it may rely upon. Therefore, the Company has commenced the above described litigation to clarify this matter. Based on the preceding, no provision has been made in the accompanying unaudited consolidated financial statements for the ultimate outcome of the Goodman/Chan proceeding.

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

The Company intends to vigorously defend the Second Amended Complaint and to pursue the claims set forth in the Cross-Complaint. Although the Company intends to defend the action vigorously, it is still in its early stages and no substantial discovery has been conducted in this matter. Accordingly, at this time, the Company is unable to predict the outcome of this matter. A non-binding mediation was conducted before a retired judge of the superior court on August 21, 1998. Although a confidential settlement in principal of all of the claims in the lawsuit was reached it has not been finalized.

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

On or about January 28, 1998, Peacock filed a motion to add a counterclaim to this litigation. The counterclaim purported to allege causes of action based on breach of the Consultant Agreement, fraud and breach of fiduciary duty. CCI objected to Peacock's improper attempt to add tort claims to this litigation and Peacock agreed to withdrawn them, amend its proposed counterclaim by stipulating, and assert only a breach of contract claim based on the Consulting Agreement. The Amended Counterclaim was deemed filed with the Court, on March 15, 1998. On May 11, 1998 Chadmoore cited its Reply to Peacock's Counsels claim, denying liability and asserting Thirty-eight affirmative defenses, including defenses based on Peacock's alleged fraud and failure to perform. For then with its Reply, Chadmoore filed a counterclaim against Peacock and two entities related to Peacock - Peacock's Radio and Wild's Computer Services, Inc. and Peacock's Radio, a Partnership. Chadmoore's counterclaim asserts claims for Fraud, Breech of Fiduciary Duty, and Breech of Contract. Chadmoore's counterclaim seeks general and punitive damages. On October 20, 1998, the court ordered the parties to appear before a magistrate for a settlement conference, which is currently scheduled for December 1, 1998.

If the case is not settled, CCI intends to vigorously pursue its Complaint and defend against the counterclaim. At this time, discovery has not been completed and the Company is unable to predict the outcome of this matter.

Pursuant to the FCC's jurisdiction over telecommunications activities, the Company is involved in pending matters before the FCC which may ultimately affect the Company's operations.

(11) MANAGEMENT PLANS

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a negative working capital of $13,058,565 , and has a $38,469,433 deficit accumulated during the development stage that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described below. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 The Company believes that over the next 12 months, depending on the rate of market roll-out during such period, it will require approximately $14 million to $16 million in additional funding for full-scale implementation of its SMR services and ongoing operating expenses. To meet such funding requirements, the Company anticipates continued utilization of its existing borrowing facility with Motorola, Inc. ("Motorola"), a vendor financing arrangement with HSI GeoTrans, Inc. ("GeoTrans"), sales of selected SMR channels deemed non-strategic to its business plan, and additional debt funding as needed. During the third quarter of 1998, the Company pursued discussions with several institutional debt funding sources and has since reached the letter of intent stage, but has yet to enter into any commitments for additional debt financing as of the date of this filing. There can be no assurances that the Company will be able to successfully obtain additional debt funding or will be otherwise able to obtain sufficient financing to consummate the Company's business plan.

Based on the foregoing, the Company believes that it should have adequate resources to continue establishing its SMR business and emerge from the development stage during 1999. However, while the Company believes that it has developed adequate contingency plans, the failure to obtain additional debt financing could have a material adverse effect on the Company, including the risk of bankruptcy. Such contingency plans include pursuing similar financing arrangements with other institutional investors and lenders that have expressed interest in providing capital to the Company, selling selected channels, and focusing solely on the 82 markets in which full-scale service has already been implemented. This latter course might entail ceasing further system expansion in such markets (which in the aggregate are generating positive cash flow) and reducing corporate staff to the minimal level necessary to administer such markets. The Company believes that this strategy would provide sufficient time and resources to raise additional capital or sell selected channels in order to resume its growth. However, there can be no assurances that this or any of the Company's contingency plans would adequately address the aforementioned risks, or that the Company will attain overall profitability once it has emerged from the developmental stage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following is a discussion of the consolidated financial condition and results of operations of Chadmoore Wireless Group, Inc., together with its subsidiaries (collectively "Chadmoore" or the "Company"), for the three months ended and nine months ended September 30, 1998, and 1997.

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation, fluctuations in demand, loss of subscribers, the quality and price of similar or comparable wireless communications services, well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to complete intended market roll-out, access to sources of capital, adverse results in pending or threatened litigation, consequences of actions by the FCC, risks associated with the year 2000 issues and general economics. See the Company's Form 10-KSB and 10-KSB/A for the year ended December 1997.

During the  nine  months  ended  September  30,  1998,  the  Company's  primary activities were acquiring assets (spectrum and infrastructure), attempting to secure capital, performing engineering activities, and assembling and installing infrastructure on antenna sites. To a far lesser degree the Company concentrated on establishing distribution, marketing and building a customer base. Planned principal operations have commenced, but there has been no significant revenue therefrom. The Company has determined it is still devoting most of its efforts to activities such as financial planning, raising capital, acquiring operating assets, training personnel, developing markets and building its network of licenses. In addition, approximately 30% of 1998 revenue was derived from non-core business activities which is not the primary focus of its operations. The Company's normal operations would be selling air-time to customers in 175 secondary and tertiary markets throughout the continental United States, not selling and servicing radio equipment. Management believes the Company continues to be a development stage company, as set forth in Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Developmental Stage Enterprises". The Company will emerge from the developmental stage when its primary activities are focused on distribution, marketing and building its customer base and there is significant revenue therefrom, which the Company anticipates to occur during 1999.

(1) PLAN OF OPERATION

A. INTRODUCTION

The Company is the second-largest holder of frequencies in the United States in the 800 megahertz ("MHz") band for commercial specialized mobile radio ("SMR") service. With control of approximately 4,800 channels in the 800 MHz band through ownership of the licenses or through generally irrevocable options to acquire licenses (see Licenses and Rights to Licenses), the Company's frequencies, cover approximately 55 million people in 180 markets throughout the United States, with focus on secondary and tertiary cities ("Operating Territory").

B. PRINCIPAL SERVICE AND MARKETS

Also known as dispatch, one-to-many, or push-to-talk, Chadmoore's commercial SMR service enables reliable, cost-effective, real-time communications for smaller and medium-sized enterprises ("SMEs") that rely on mobile workforces. For a flat fee of approximately $15.00 per subscriber unit per month, customers enjoy unlimited air-time for communicating instantaneously with their teams.

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

Several key factors are believed by the Company to support this strategy, including (i) an established market base of approximately 20 million users in the U.S. estimated to already rely on analog SMR service for dispatch applications, (ii) capacity constraints creating pent-up demand, (iii) before the FCC's licensing freeze, demand for SMR that had expanded consistently at a rate of approximately 15% to 18% per year for the prior 10 years, (iv) basic businesses of the nature served by SMR have endured for decades, and are expected to continue to indefinitely into the future, particularly in the secondary and tertiary cities focused on by Chadmoore, (v) favorable economic and demographic conditions have stimulated significant business formation, with SMR positioned as a cost-effective entry-level productivity tool for SMEs, (vi) outsourcing to commercial SMR providers is becoming economical for users on private systems, (vii) analog SMR technology is proven, dependable, and widely available, (viii) analog dispatch service provides unlimited one-to-many communications for a known, flat fee of approximately $15 per user per month,
(ix) excellent system economics are attainable as analog SMR service is simple and cost-effective to deploy, (x) such system economics enable the Company to add capacity incrementally as demand dictates, resulting in a relatively low cost of infrastructure, (xi) additional services such as sub-fleet billing, interconnect (telephony), automatic vehicle location, mobile data, voice mail, short messaging (paging), and telemetry can be offered using the same infrastructure, thereby generating operating leverage, (xii) an experienced, trained, and motivated distribution network was already in place primarily in the form of Motorola Sales and Service ("MSS") shops, and (xiii) nothing precludes the Company from migrating to digital or other technology as future capacity requirements dictate on a market by market basis.

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

As of September 30, 1998, the Company had constructed, and based on detailed As of September 30, 1998, the Company had constructed, and based on detailed criteria relating to engineering, demographics, competition, market conditions, and dealer characteristics, had developed a prioritized roll-out plan for a total of 180 markets in the United States covering approximately 55 million people. This population number, based on 1996 U.S. Census Bureau estimates for Metropolitan Statistical Area figures, represents the number of people residing in the Operating Territory and is not intended to be indicative of the number of users or potential penetration rates as the Company establishes operating SMR systems. Of these 180 markets, the Company has implemented full-scale systems and distribution, servicing approximately 23,000 subscribers (an increase in excess of 177% since December 31, 1997) in the following 82 markets as of November 13, 1998:

Abilene                      TX              Grand Rapids                MI             Murrells Inlet              SC
Ashville                     NC              Greenville                  NC             Myrtle Beach                SC
Atlantic City                NJ              Greenville                  SC             Naples                      FL
Augusta                      GA              Gulfport                    MS             Nashville                   TN
Austin                       TX              Harrisburg                  PA             Norfolk/Chesapeake          VA
Bangor                       ME              Hilton Head                 SC             Omaha                       NE
Baraboo                      WI              Huntsville                  AL             Pine Bluff                  AR
Baton Rouge/Port Allen       LA              Jackson                     MS             Portland                    ME
Bay City                     MI              Jackson                     TN             Quincy                      IL
Beaumont                     TX              Jacksonville                FL             Richmond                    VA
Biloxi                       MS              Jacksonville                NC             Roanoke                     VA
Binghamton                   NY              Kankakee/Bradley            IL             Roanoke Rapids              NC
Birmingham                   AL              Lafayette                   IN             Rochester                   MN
Bowling Green                KY              Lafayette                   LA             Rockford                    IL
Brentwood                    TN              Lake Charles                LA             Saint Cloud                 MN
Champaign                    IL              Lexington                   KY             Savannah                    GA
Charleston                   SC              Lincoln                     NE             Silverhill                  AL
Charlotte                    NC              Little Rock                 AR             South Bend                  IN
Charlotteville               VA              Louisville                  KY             Springfield                 IL
Chattanooga                  TN              Macon                       GA             St. Paul                    MN
Columbia                     SC              Madison                     WI             Syracuse                    NY
Corpus Christi               TX              Mankato                     MN             Tallahassee                 FL
Decatur                      IL              Maui                        HI             Tucson                      AZ
Eugene                       OR              Memphis                     TN             Tyler                       TX
Fayetteville                 AR              Milwaukee                   WI             Victoria                    TX
Florence                     SC              Mobile                      AL             Waco                        TX
Fort Myers                   FL              Montgomery                  AL             Wilmington                  NC
Fort Wayne                   IN

Chadmoore generates revenue primarily from billing for dispatch services on a per unit (radio) basis. In selected markets, additional revenue is generated from telephone interconnect service based on air-time charges as used, and in the case of the Memphis and Little Rock markets (in which direct rather than indirect distribution is used), from the sale of radio equipment, installation, and equipment service as well.

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

C. DISTRIBUTION

Once commercial service has been implemented in a market, Chadmoore's executional focus turns to acquiring new users. In general, the Company utilizes an indirect distribution network of well-established local dealers, most of which are MSS shops, to penetrate its markets. The Company believes that this distribution channel enables it to capitalize on substantial existing infrastructure, reduce capital requirements, reduce fixed operating costs, outsource lower-margin equipment sales and service, enhance flexibility, and speed roll-out, while also bringing the Company immediate market knowledge and presence, significant industry experience, and an established base of customers and prospects to sell into. Chadmoore selects its dealers on the basis of loading history, infrastructure for supporting customers, motivation level, and references from vendors and customers. In markets in which the Company operates, but where a suitable dealer or independent agent is not available, the Company intends to establish its own marketing presence or offer such markets as expansion opportunities for top dealers serving the Company in other cities, in each case to the extent the Company finds practical. In addition, the Company's management team recognizes that additional staff will be required to properly support marketing, sales, engineering, accounting, and similar disciplines to achieve its marketing objectives.

Through corporate and field management, Chadmoore supports its dealers with a range of selling tools and incentives. The Company has engaged Moscato Marsh & Partners, Inc. of New York ("Moscato") for advertising, marketing, and promotional services as well as administering the local market launch in the remaining 98 markets. Several elements of Chadmoore's customer acquisition strategy are incorporated into Moscato's program, including further development of its "Power To Talk" (PTT) service mark, creation and distribution of local dealer support kits, design and planning of local market promotional, media, and public relations programs in all of the Company's 180 markets, production of collateral materials and national advertisements in trade publications, and development of a full-time field marketing administrative program on a local market basis.

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

Since the late 1980s, Nextel Communications Inc. ("Nextel") in particular has acquired a large number of SMR systems and is in the process of a conversion from analog SMR technology to Motorola's digital integrated Dispatch Enhanced Network ("iDEN") system. Other cellular operators and PCS providers are implementing digital transmission protocols on their systems as well. Chadmoore believes that Nextel is focusing on higher-end, cellular-like telephony users, thereby creating a market segmentation opportunity for the Company. As a result, the Company competes with Nextel primarily on the basis of targeted end-user and price.

Another potential wireless competitor for Chadmoore is Southern Company. Southern Company is implementing a digital architecture and pursuing a Nextel-like strategy on a regional or primary market basis. Southern Company is a large utility focusing on wide-area communications for its own vehicle fleet in the Southeastern U.S., while selling excess capacity to other businesses traveling the same geographic region. Chadmoore intends to compete with Southern Company primarily based on targeted end-user, price and to a certain extent, geographic differentiation.

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

Once an SMR station is operating, the Company may exercise its Option Agreement to acquire the license at any time prior to the expiration of the Option
Agreement. As of September 30, 1998, the Company had exercised Option Agreements on approximately 4,570 channels, of which approximately 3,750 had transferred to the Company and approximately 820 were in the process of being transferred to the Company, pending FCC approval. The remaining approximate 340 channels continue to be utilized under Option and Management Agreements, for which the Company has decided to delay exercise based on economic considerations.

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

(2) RESULTS OF OPERATION

A. NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1997

Total revenues for the nine months ended September 30, 1998 increased 42.5% to $2,140,614 from $1,502,425 for the nine months ended September 30, 1997, reflecting increases of $1,013,895, or 206.6%, in Radio Services (recurring revenues from air-time subscription by customers), offset in part by declines of $321,817, or 44.0%, in Equipment Sales and $49,836, or 18.0%, in Maintenance and Installation services. Consistent with the Company's plan of operation to focus on recurring revenues by selling its commercial SMR service through independent local dealers, the proportion of total revenues generated by Radio Services increased to 70.3% for the nine months ended September 30, 1998 from 32.7% for the nine months ended September 30, 1997. In the majority of its markets the Company sells through independent dealers, the local dealer rather than the Company sells, installs, and services the radio equipment and records the revenues and costs associated therewith and the Company receives only the recurring revenue associated with the sale of airtime. The Company anticipates that the proportion of total revenues from recurring revenues will continue to increase in future periods as additional markets are rolled out utilizing indirect distribution through such local dealers.

The 206.6% increase in Radio Services revenues, to $1,504,684 for the nine months ended September 30, 1998 from $490,789 for the nine months ended September 30, 1997, was driven by an increase in the number of subscribers utilizing the Company's SMR systems. During the nine months ended September 30, 1998, the number of subscriber units increased 12,116, or 146.0%, to 20,413 from 8,297. The increase in subscribers, was attributed to full-scale implementation of service by the Company in 55 new markets during the period and continued subscriber growth in existing markets. Pricing per subscriber unit in service remained comparable over the periods.

The 44.0% decrease in revenues from Equipment Sales, to $409,553 for the nine months ended September 30, 1998 from $731,370 for the nine months ended September 30, 1997, and the 18.0% decrease in revenues from Maintenance and Installation services, to $226,377 for the nine months ended September 30, 1998 from $276,213 for the nine months ended September 30, 1997, was attributed to the Company's continued focus on Radio Service revenue as well as insufficient working capital during the first quarter of 1998.

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

Cost of sales decreased by $76,112, or 9.7%, to $704,938 for the nine months ended September 30, 1998 from $781,050 for the nine months ended September 30, 1997. This decrease was due to lower Equipment and Maintenance and Installation revenues, which have higher cost of sales associated with them, compared to Radio Services revenues. As a result, the gross margin (total revenue less cost of sales, as a percentage of total revenue) increased by 19.1 percentage points, to 67.1% for the nine months ended September 30, 1998 from 48.0% for the nine months ended September 30, 1997.

Salaries, wages, and benefits expense increased by $224,150, or 12.0%, to $2,092,797 for the nine months ended September 30, 1998 from $1,868,647 for the nine months ended September 30, 1997, primarily due to a higher number of employees to support the Company's expansion into additional markets as discussed above. Relative to total revenues, salaries, wages, and benefits expense measured 97.8% for the nine months ended September 30, 1998 compared with 124.4% for the nine months ended September 30, 1997. In future years the Company expects salaries, wages, and benefits expense as a percent of total revenues to continue to decline as the Company realizes economies of scale gained from an increasing subscriber base managed through essentially the same infrastructure.

General and administrative expenses, increased $840,236, or 36.9%, to $3,116,063 for the nine months ended September 30, 1998 from $2,275,827 for the nine months ended September 30, 1997. This increase is partially attributed to an increase in site expenses for non-revenue generating sites as the majority of these site expenses, for 1997, were incurred in the second half of the year when the Company initiated the construction of its channels. The Company expects such general and administrative site costs to decrease as these sites generate revenue and related site costs become cost of sales. Additionally, general and administrative expenses increased in conjunction with the Company's expansion into additional markets. Relative to total revenues, general and administrative expenses measured 145.6% for the nine months ended September 30, 1998 compared with 151.5% for the nine months ended September 30, 1997. The Company expects general and administrative expenses as a percent of total revenues to decline in future years as the Company realizes economies of scale gained from an increasing subscriber base managed through essentially the same infrastructure.

Depreciation and amortization expense increased $238,618, or 40.3% to $830,558 for the nine months ended September 30, 1998 from $591,940 for the nine months ended September 30, 1997, reflecting greater capital expenditures associated with construction and implementation of operating systems equipment.

Due to the foregoing, total operating expenses increased $1,226,892 , or 22.2%, to $6,744,356 for the nine months ended September 30, 1998 from $5,517,464 for the nine months ended September 30, 1997, and the Company's loss from operations increased by $588,703 , or 14.7%, to $4,603,742 from $4,015,039, for such respective periods.

Net interest expense increased $151,149, or 14.2%, to $1,212,795 for the nine months ended September 30, 1998 from $1,061,646 for the nine months ended September 30, 1997, The increase is attributed to additional notes payable to licensees from the exercise of Option Agreements aggregating approximately $919,135 off-set by a beneficial conversion feature of $767,986 embedded in the convertible debenture issued during February 1997.

Based on the foregoing, the Company's net loss, excluding the recording of a one-time charge of $7,166,956 during the second quarter of 1997, increased $1,178,572 , or 24.1%, to $6,068,994 , or $0.21 per basic and diluted share, for the nine months ended September 30, 1998 from $4,890,422, or $0.25 per basic and diluted share, for the nine months ended September 30, 1997. Including such one-time charge during the second quarter of 1997, the Company's net loss decreased $5,988,384 , or 49.7%, during the nine months ended September 30, 1998 from $12,057,378, or $0.61 per basic and diluted share, for the nine months ended September 30, 1997.


B. THREE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1997

Total revenues for the three months ended September 30, 1998 increased 112.3% to $892,991 from $420,541 for the three months ended September 30, 1997, reflecting increases of $441,065, or 227.0% in Radio Services, $9,804, or 13.2% in Maintenance and Installation services and $22,009, or 14.5% in Equipment Sales. Consistent with the Company's plan of operation to focus on recurring revenues by selling its commercial SMR service through independent local dealers, the proportion of total revenues generated by Radio Services increased to 71.1% for the three months ended September 30, 1998 from 46.2% for the three months ended September 30, 1997. The Company anticipates that the proportion of total revenues from recurring revenues will continue to increase in future periods as additional markets are rolled out utilizing indirect distribution through such local dealers.

The 227.0% increase in Radio Services revenues, to $635,324 for the three months ended September 30, 1998 from $194,259 for the three months ended September 30, 1997, was driven by an increase in the number of subscribers utilizing the Company's SMR systems in both new and existing markets. Pricing per subscriber unit in service remained comparable over the periods.

The 14.5% increase in revenues from Equipment Sales, to $173,543 for the three months ended September 30, 1998 from $151,534 for the three months ended September 30, 1997, was partially attributed to the rebuilding of an adequate sales force in the Company's direct distribution markets as well as sufficient working capital.

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

Cost of sales increased by $67,673, or 28.7%, to $303,233 for the three months ended September 30, 1998 from $235,560 for the three months ended September 30, 1997. This increase is primarily due to the commercialization of 55 additional markets since September 30, 1997. This is partially offset by lower Equipment Sales, which have higher cost of sales associated with them, compared to Radio Services revenues. Gross margin increased by 22.0 percentage points, to 66.0% for the three months ended September 30, 1998 from 44.0% for the three months ended September 30, 1997. This is attributable to the increased percentage to total revenues of Radio Services, which has a higher gross margin than Equipment Sales.

Salaries, wages, and benefits expense increased by $105,395 or 15.1%, to $803,686 for the three months ended September 30, 1998 from $698,291 for the three months ended September 30, 1997, primarily due to a higher number of employees to support the Company's expansion into additional markets. Relative to total revenues, salaries, wages, and benefits expense measured 90.0% for the three months ended September 30, 1998 compared with 166.0% for the three months ended September 30, 1997. In future years the Company expects salaries, wages, and benefits expense as a percent of total revenues to decline as the Company realizes economies of scale gained from an increasing subscriber base managed through essentially the same infrastructure.

General and administrative expenses, increased $488,689 , or 56.3%, to $1,356,901 for the three months ended September 30, 1998 from $868,212 for the three months ended September 30, 1997. This increase is partially attributed to an increase in site expenses for non-revenue generating sites. The Company expects such general and administrative site costs to decrease as these sites generate revenue and related site costs become cost of sales. Additionally, general and administrative expenses increased in conjunction with the Company's expansion into additional markets. Relative to total revenues, general and administrative expense measured 152.0% for the three months ended September 30, 1998 compared with 206.5% for the three months ended September 30, 1997. The Company expects general and administrative expenses as a percent of total revenues to decline in future years as the Company realizes economies of scale gained from an increasing subscriber base managed through essentially the same infrastructure.

Depreciation and amortization expense increased $88,588, or 33.0%, to $357,186 for the three months ended September 30, 1998 from $268,598 for the three months ended September 30, 1997, reflecting greater capital expenditures associated with construction and implementation of operating systems equipment.

Due to the foregoing, total operating expenses increased $750,345 or 36.2%, to $2,821,006 for the three months ended September 30, 1998 from $2,070,661 for the three months ended September 30, 1997, and the Company's loss from operations increased by $277,895 , or 16.8%, to $1,928,015 from $1,650,120, for such respective periods.

Net interest expense increased $303,176, or 314.4%, to $399,607 for the three months ended September 30, 1998 from $96,431 for the three months ended September 30, 1997, which is attributable additional notes payable to licensees resulting from the exercise of Option Agreements.

Based on the foregoing, the Company's net loss increased $801,965 , or 51.4%, to $2,362,568, or $0.07 per basic and diluted share, for the three months ended September 30, 1998 from $1,560,603, or $0.08 per basic and diluted share, for the three months ended September 30, 1997.


(3) LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1998 and 1997, the Company used net cash in operating activities of $2,005,788 and $2,173,745, respectively. The Company continues to fund operations through financing activities as the Company continues to be in the development stage. The major use of cash for the nine months ended September 30, 1998 and 1997 was the acquisition of communication assets. The major source of cash for the nine months ended September 30, 1998 and 1997 were proceeds from the issuance of long-term debt and equity.

The Company believes that over the next 12 months, depending on the rate of market roll-out during such period, it will require approximately $14 million to $16 million in additional funding for full-scale implementation of its SMR services and ongoing operating expenses. To meet such funding requirements, the Company anticipates continued utilization of its existing borrowing facility with Motorola, Inc. ("Motorola"), a vendor financing arrangement with HSI GeoTrans, Inc. ("GeoTrans"), sales of selected SMR channels deemed non-strategic to its business plan, and additional financing as needed.

During the third quarter of 1998, the Company pursued discussions with several institutional debt funding sources and has since reached the letter of intent stage, but has yet to enter into any binding commitments for additional debt financing as of the date of this filing. In the event the Company is unable to secure the aforementioned debt funding, it will pursue other financing opportunities. However, there can be no assurance that the Company will be able to obtain financin in a timely manner, or at all. If the Company is unable to obtain additional financing, when needed, it would likely be required to substantially curtail its plans for implementation of its SMR services. If additional financing is not available at all, it could cause the Company to liquidate assets or seek bankruptcy protection. In addition, any equity financing or convertible debt financing may involve substantial dilution the the Company's then-existing security holders.

In the Company's 1997 Form 10-KSB and 10-KSB/A the Company's independent auditors opinion included an explanatory paragraph which expressed substantial doubt about the Company's ability to continue as a going concern. As discussed in Note 11 to the unaudited consolidated financial statements, the Company has suffered recurring losses from operations, has a negative working capital, and has a deficit accumulated during the development stage that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

On October 30, 1997, two subsidiaries of the Company, CCI and CMRS, entered into a First Amendment to the Financing and Security Agreement with MarCap Corporation ("MarCap") which amended that certain Financing and Security Agreement dated October 29, 1996 between CCI and Motorola (the "Motorola Loan Facility"), the interest of Motorola therein having been assigned to MarCap, pursuant to which MarCap extended to CCI and CMRS an additional loan facility (the "MarCap Facility") in a maximum amount of $2,000,000 (plus certain fees and legal expenses payable to MarCap). The MarCap Facility is secured by (i) a pledge of all the stock of two subsidiaries and assignment of all limited liability company membership interests in three limited liability companies, which collectively hold licenses or rights to licenses in up to 452 channels in 12 markets having a value (per a third-party appraiser) of approximately $8,800,000 (subsequently valued at approximately $10,400,000 by the same third-party appraiser), (ii) a first lien on all non-Motorola equipment used in systems for such markets, and (iii) a cross-pledge of all collateral previously granted in favor of Motorola relating to the Motorola Facility, which cross-pledge, until modified by letter agreement dated February 25, 1998 between the Company and MarCap as described further below, would unwind with respect to collateral pledged under either the Motorola Facility or MarCap Facility upon full repayment by the Company of all outstanding balances under either such respective facility. The MarCap Facility is further guaranteed by Chadmoore Wireless Group, Inc. and by Chadmoore Communications of Tennessee, Inc. to the extent of its interest in the collateral previously pledged in favor of Motorola.

On October 31, 1997, the initial draw under the MarCap Facility was made in the amount of $481,440 and evidenced by a promissory note executed by the Company in favor of MarCap. Subsequent draws of $250,000, $650,000 and $663,000 (plus certain fees and legal expenses payable to MarCap) were made on February 6, 1998, March 6, 1998, and March 27, 1998, respectively.

On July 16, 1998, a draw under the Motorola Loan Facility was made in the amount of $369,331. As of the date of this filing the Company has drawn a total of $867,517 under this facility.

On February 25, 1998, the Company and MarCap entered into a letter agreement relating to the Motorola and MarCap Facilities which provided for (i) complete cross-collateralization of the Motorola and MarCap Facilities without the aforementioned unwinding provision, (ii) a revised borrowing base formula for the Motorola and MarCap Facilities, (iii) notification by the Company to Motorola of the modifications being made pursuant to such letter agreement,
(iv) affirmation by the Company to utilize its diligent best efforts to raise at least $5 million of equity and $15 million of aggregate financing by April 30, 1998, (v) waiver of existing covenants for the Motorola and MarCap facilities through April 30, 1998 so long as the Company continues to utilize its diligent best efforts to raise at least $5 million of equity and $15 million of aggregate financing by such date, (vi) affirmation by MarCap that it will not object to the Company incurring $10 million in additional senior debt so long as the Company is not in material default on the Motorola or MarCap facilities, (vii) new covenants for the Motorola and MarCap facilities as of April 30, 1998. On March 5, 1998, Motorola provided the Company with written acknowledgment of the notification required by the Company as described in clause (iii) above, and as a result, the Company is in full compliance with the Motorola and MarCap facilities, and has classified the appropriate portion (maturing after one year) as long term debt.On April 30, 1998, the Company and MarCap agreed upon modifications to the provisions of the MarCap Facility. Such modifications included (i) a shifting out of existing covenants by one quarter to account for elapsed time that had been dedicated to securing financing rather than SMR systems implementation, and (ii) a covenant by the Company to utilize its diligent best efforts to obtain the then-proposed $7.5 million of equity financing without the $15 million aggregate financing requirement. The Company remains in full compliance with the Motorola and MarCap Facilities, and has classified the appropriate portion (maturing after one year) as long-term debt.

In October 1996, CCI signed a purchase agreement with Motorola to purchase approximately $10,000,000 of Motorola radio communications equipment, including Motorola Smartnet II trunked radio systems. Such purchase agreement required that the equipment be purchased within 30 months of its effective date. In conjunction with such purchase agreement, CCI entered into the Motorola Facility permitting CCI to borrow during the term of the purchase agreement up to 50% of the value of Motorola equipment purchased under the purchase agreement, or up to $5,000,000. On August 18, 1997, Motorola, with the Company's concurrence, assigned all of its interest in the Motorola Facility to MarCap. By way of letter agreement dated March 10, 1998 among MarCap, Motorola, and the Company, the effective period of the Motorola purchase agreement and the Motorola Facility was extended from 30 months to 42 months from the effective dates thereof. Depending on the Company's ability to continue funding its minimum 50% down-payment requirement under the Motorola purchase agreement, the Company anticipates funding approximately $2.0 million to-$2.5 million of Motorola equipment for its SMR systems under the Motorola Facility for the next 12 months.


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

The Company's current accounting software is not Year 2000 compliant. This problem will be addressed either by Phase II of the System or by upgrading its current accounting software, a Year 2000 compliant version which is currently available. The Company exclusively uses Microsoft products for internal data storage and communications. The Company has contacted Microsoft and has been assured that these products are Year 2000 compliant.

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



Based on the foregoing, the Company believes that it should have adequate resources to continue establishing its SMR business and emerge from the development stage during 1999. However, while the Company believes that it has developed adequate contingency plans, the failure to obtain additional debt financing could have a material adverse effect on the Company. Such contingency plans include pursuing similar financing arrangements with other institutional investors and lenders that have expressed interest in providing capital to the Company, selling selected channels, and focusing solely on the 82 markets in which full-scale service has already been implemented. This latter course might entail ceasing further system expansion in such markets (which in the aggregate are generating positive cash flow) and reducing corporate staff to the minimal level necessary to administer such markets. The Company believes that this strategy would provide sufficient time and resources to raise additional capital or sell selected channels in order to resume its growth. However, there can be no assurances that this or any of the Company's contingency plans would adequately address the aforementioned risks, or that the Company will attain overall profitability once it has emerged from the developmental stage.




       PART II - OTHER INFORMATION

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

The Company intends to vigorously defend the Second Amended Complaint and to pursue the claims set forth in the Cross-Complaint. Although the Company intends to defend the action vigorously, it is still in its early stages and no substantial discovery has been conducted in this matter, with certainty. Accordingly, at this time, the Company is unable to predict the outcome of this matter, with certainty. A non-binding mediation was conducted before a retired judge of the superior court on August 21, 1998. Although a confidential settlement in principal of all of the claims in the lawsuit was reached it has not been finalized.

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

On or about January 28, 1998, Peacock filed a motion to add a counterclaim to this litigation. The counterclaim purported to allege causes of action based on breach of the Consultant Agreement, fraud and breach of fiduciary duty. CCI objected to Peacock's improper attempt to add tort claims to this litigation and Peacock agreed to withdrawn them, amend its proposed counterclaim by stipulating, and assert only a breach of contract claim based on the Consulting Agreement. The Amended Counterclaim was deemed filed with the Court, on March 15, 1998. On May 11, 1998 Chadmoore cited its Reply to Peacock's Counsels claim, denying liability and asserting Thirty-eight affirmative defenses, including defenses based on Peacock's alleged fraud and failure to perform. For then with its Reply, Chadmoore filed a counterclaim against Peacock and two entities related to Peacock - Peacock's Radio and Wild's Computer Services, Inc. and Peacock's Radio, a Partnership. Chadmoore's counterclaim asserts claims for Fraud, Breech of Fiduciary Duty, and Breech of Contract. Chadmoore's counterclaim seeks general and punitive damages. On October 20, 1998, the court ordered the parties to appear before a magistrate for a settlement conference, which is currently scheduled for December 1, 1998.

If the case is not settled, CCI intends to vigorously pursue its Complaint and defend against the counterclaim. At this time, discovery has not been completed and the Company is unable to predict the outcome of this matter.

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

The District Court appointed Daniel R. Goodman (the "Receiver") to preserve the assets of NDD/Metropolitan. In the course of the Receiver's duties, he together with a licensee, Dr. Robert Chan, who had received several FCC licenses through NDD/Metropolitan's services, filed a request to extend the construction period for each of 4,000 SMR stations. At that time, licensees of most of the stations included in the waiver request ("Receivership Stations") were subject to an eight-month construction period. On May 24, 1995, the FCC granted the request for extension. The FCC reasoned that the Receivership Stations were subject to regulation as commercial mobile radio services stations, but had not been granted the extended construction period to be awarded to all CMRS licensees. Thus, in an effort to be consistent in its treatment of similarly situated licensees, the FCC granted an additional four months in which to construct and place the Receivership Stations in operation (the "Goodman/Chan Waiver"). The Goodman/Chan Waiver became effective upon publication in the Federal Register on August 27, 1998.

The FCC has never released a list of stations it considers to be Receivership Stations, despite repeated requests by the Company. On November 16, 1998, by a Public Notice the Commission announced that it would release a list of receivership stations to the public in ten days; provided that no objection to the release is posed on behalf of receivership licenses by the Receiver. As of the date of this report, the FCC had not yet released the list as the ten day period for publication and for potential appeals by the Receiver had not yet expired. However, on the basis of a previous request to the Receiver and a seperate request for assistance to the FCC's licensing division by the Company, the FCC and the Receiver examined and marked a list provided by the Company. The FCC's and the Receiver's markup indicated those stations held by the Company or subject to Management and Option Agreements, which the FCC and/or the Receiver considered to be, at that time, Receivership Stations and/or stations considered "similarly situated" and thus elgible for releif. From that unofficial communication from the Receiver the Company believes that approximately 800 of the licenses that it owns or manages are Receivership Stations. For its own licenses and under the direction of each licensee for managed stations, the Company is now proceeding with timely construction of those stations which the Company feels reasonably certain are Receivership Stations. From the official communication from the FCC, the Company believes that approximately 650 licenses are considered "similarly situated".

Initial review of the Commissions's Goodman/Chan Order indicated a potentially favorable outcome for the Company as it pointed to a grant of relief for a significant number of the Company's owned and/or managed licenses which were subject to the outcome of the Goodman/Chan decision. At present, Management believes that a substantial number of these licenses will be afforded relief pursuant to the Order. However, on October 9, 1998 a release from the Offices of the Commercial Service Division of the FCC's
Wireless Telecommunication Bureau announced that because of a technicality relating to the actual filing dates of the construction deadline waiver requests by certain of the subject licensees, some licenses which the FCC staff earlier had stated would be eligible for construction extension waivers due to the similarity of circumstances between those licensees and the Goodman/Chan licensees, would not actually be granted final construction waivers. The Commission has subsequently begun a process of deleting certain of the Company's licenses from this category from its official licensing database. Prior to the release of the October 9, 1998, Public Notice, the Company contructed and placed into operation certain licenses from this category based on information received from the FCC and the Receiver. The Company is in the process of determining which licenses have in fact been deleted; however, due to the disparity between the FCC's lists and its subsequent treatment of such lists, the Company is uncertain as to which, if any, will remain deleted under the FCC's current procedures.

In response, on November 9, 1998, Chadmoore filed a Petition for Reconsideration at the FCC seeking reversal of the action announced in the Commercial Wireless Division's Public Notice, and the Company has asked that relief be reinstated for its affected licenses. Additionally, on October 28, 1998, the Company filed motions with the United States Court of Appeals for the District of Columbia Circuit as well as the United States Federal District Court of the District of Columbia seeking a stay of Commission action on the subject licenses and the release of an accurate and complete list of stations until reconsideration proceedings at the FCC, and if ultimately necessary, appeal proceedings through the federal courts may be completed. Other similarly situated licensees also have filed petitions for relief. No specific timetable is available in order to assist the Company's management to predict with any reasonable degree of accuracy when final action on these proceedings will be forthcoming. The Company does not believe it to be probable that they will not be provided relief on all of the licenses potentially subject to the Goodman Chan Proceedings. However there can be no assurance that relief will be granted.

Approximately 650 of those licenses purchased by or under management contracts with the Company are among those which the FCC now states will not be afforded relief pursuant to the Commercial Division's October 9, 1998 Public Notice. Thus, it is possible that the Company's owned and/or managed licenses which are encompassed within the denial of relief pursuant to the October 9, 1998 Public Notice, could be permanently canceled by the FCC for failure to comply with its construction requirements. If these licenses are in fact cancelled by the FCC, it would result in the loss of licenses with a book value of approximately $6,200,000 and the loss of certain subscribers to the Company's services, which while not considered probable, could result in a material adverse effect on the Company's financial condition, results of operations and liquidity and could result in possible fines and/or forfeitures levied by the FCC. The Company has prepared these estimates based on the best information available at the time of this filing. Once again, there has been no list published by the FCC, in this matter, which the Company feels it may rely upon. Therefore, the Company has commenced the above described litigation to clarify this matter. Based on the preceding, no provision has been made in the accompanying unaudited consolidated financial statements for the ultimate outcome of the Goodman/Chan proceeding.

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

     4.10 Original Articles of Incorporation

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

     4.2 Form of Series C Preferred Stock Certificate (Incorporated by reference to Exhibit 4.2 of the Form 8-K).

    10.20 Form of Amendment No. 1 to Offshore Subscrption Agreement for Series B 8% Convertible Preferred Stock dated on or about February 17, 1998 (Incorporated by reference to Exhibit 10.16 of the form 8-K)

    10.21 Investment  Agreement  dated May 1, 1998,  between the  Registrant and
        Recovery  Equity  Investors  II,  L.P.  ("Recovery")   (incorporated  by
        reference to Exhibit 10.1 of the Form 8-K).

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

(iii)Current report on Form 8-K on April 1, 1998 reporting (a) the sales of equity securities pursuant to Regulation S and (b) the conversion of Series B Convertible Preferred Stock.

(iv) Current report on Form 8-K on April 14, 1998 reporting (a) the sales of equity securities pursuant to Regulation S and (b) the conversion of Series B Convertible Preferred Stock.

(v) Current report on Form 8-K on April 29, 1998 reporting (a) the sales of equity securities pursuant to Regulation S and (b) the conversion of Series B Convertible Preferred Stock.

(vi)Current report on Form 8-K filed on May 15, 1998, reporting a $7.5 million equity investment which closed on May 4, 1998.

(vii) Current report on Form 8-K on May 27, 1998 reporting (a) the sales of equity securities pursuant to Regulation S and (b) the conversion of Series B Convertible Preferred Stock.

(viii) Current report on Form 8-K on October 19, 1998 reporting (a) the sales of equity securities pursuant to Regulation S and (b) the conversion of Series B Convertible Preferred Stock

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Chadmoore Wireless Group, Inc.
                                      (formerly CapVest International, Ltd.)


                                     By: /s/ Robert W. Moore
                                          Robert W. Moore
                                          President and CEO

                                     By: /s/ Richard C. Leto
                                          Richard C. Leto
                                          Chief Financial Officer

                                     By: /s/ Rick D. Rhodes
                                          Rick D. Rhodes
                                          Chief Regulatory Officer

                                     By: /s/ Jan S. Zwaik
                                          Jan S. Zwaik
                                          Chief Operating Officer

                                      Date: November 23, 1998
8

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                    DESCRIPTION

     11           Computation of per share amounts (1)

   27.1           Financial Data Schedule 1998 (1)

   27.2           Financial Data Schedule 1997 (1)


(1)      Filed herewith.


(11) COMPUTATION OF PER SHARE AMOUNTS

                                              Nine Months Ended                         Three Months Ended
                                        ------------------------------           ------------------------------
                                                September 30                                        September 30
                                        ------------------------------           ------------------------------
                                            1998               1997                  1998                1997
                                        -----------        -----------           -----------        -----------
Net income (loss)                        (6,068,994)       (12,057,378)           (2,362,568)        (1,560,603)
Series B Preferred stock dividend          (131,503)                 -               (48,147)                 -
Series C Preferred stock dividend and
 accretion of amount payable upon
 redemption                                (109,179)                 -               (66,992)                 -
                                        -----------        -----------           -----------        -----------
Adjusted net income (loss)               (630906767)       (12,057,378)           (2,477,707)        (1,560,603)
                                        ===========        ===========           ===========        ===========

Weighted average common shares
 outstanding                             30,184,770         19,664,951            35,817,198         19,966,574

Common equivalent shares representing    24,833,495                  -            24,833,495                  -
shares issuable upon exercise of stock
options

Less common equivalents shares          (24,833,495)                 -           (24,833,495)                 -
due to antidilutive shares
                                        -----------        -----------           -----------        -----------
Dilutive adjusted weighted average       30,184,770         19,664,951            35,817,198         19,966,574
shares
                                        -----------        -----------           -----------        -----------
Basic net income(loss) per share
                                              (0.21)             (0.61)                (0.07)             (0.08)
Diluted net income (loss) per share
                                              (0.21)             (0.61)                (0.07)             (0.08)
