Form 10KSB/A
period 1996-12-31
CHADMOORE WIRELESS GROUP INC
filed 1998-11-25
CIK 815755

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)

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

                        Commission File Number: 0-20999

                         CHADMOORE WIRELESS GROUP, INC.
                  Name of small business issuer in its charter

          COLORADO                                     84-1058165
- -------------------------------           ------------------------------------
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

Securities registered under Section 12 (b) of the Exchange Act:   NONE

Title of each class and name of each exchange on which registered:

NONE                                    NONE
- -----------------------------           ----------------------------

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

State issuer's revenues for its most recent fiscal year.   $ 2,006,404

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES     NO  X
                                                                   ---    ---
===============================================================================

                                  FORM 10-KSB/A
===============================================================================

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

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

===============================================================================

                                  FORM 10-KSB/A
===============================================================================

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

                                  FORM 10-KSB/A
===============================================================================

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

                                  FORM 10-KSB/A
===============================================================================

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

                                  FORM 10-KSB/A
===============================================================================

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

                                  FORM 10-KSB/A
===============================================================================

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

                                  FORM 10-KSB/A
===============================================================================

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

                                  FORM 10-KSB/A
===============================================================================

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

                                  FORM 10-KSB/A
===============================================================================

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

                                  FORM 10-KSB/A
===============================================================================

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

                                  FORM 10-KSB/A
===============================================================================

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

                                  FORM 10-KSB/A
===============================================================================

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

                                  FORM 10-KSB/A
===============================================================================

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

Financial

o  Return on Investment
o  Capital Requirements
o  Future Cash Flow Generation

Vendor

o  Credibility
o  Reasonable Financing
o  Fit with Company Goals
o  Commitment to Development Schedule

                                  FORM 10-KSB/A
===============================================================================

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

                                  FORM 10-KSB/A
===============================================================================

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

                                  FORM 10-KSB/A
===============================================================================

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

                                  FORM 10-KSB/A
===============================================================================

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

                                  FORM 10-KSB/A
===============================================================================

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                  FORM 10-KSB/A
===============================================================================

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

Fiscal Year 1995                            High Ask          Low Bid
- ----------------                            ---------         -------
Third Quarter (from July 17, 1995)          $5 1/2            $2 1/2
Fourth Quarter                              $7 1/8            $1 1/8

Fiscal Year 1996                            High Ask          Low Bid
- ----------------                            ---------         -------
First Quarter                               $6 3/8            $2 3/4
Second Quarter                              $7                $3 5/8
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

                                  FORM 10-KSB/A
===============================================================================

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

                                  FORM 10-KSB/A
===============================================================================

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

LIQUIDITY AND CAPITAL RESOURCES

The Company restated its 1996 consolidated financial statements to comply with a SEC announcement regarding a beneficial conversion feature embedded in convertible debentures and preferred stock. Accordingly, the Company has restated its net loss from $6,826,250 to $9,860,733, respectively. In addition, the Company has restated its loss per share applicable to common shareholders from $0.55 to $0.89.

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

                                  FORM 10-KSB/A
===============================================================================

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


                   Index to Consolidated Financial Statements



Consolidated Balance Sheets as of December 31, 1996 and 1995                      F-2

Consolidated Statements of Operations for the years ended December 31, 1996 and
  1995 and for the period from January 1, 1994 through December 31, 1996          F-3

Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1996 and 1995 and for the period from January 1,
  1994 through December 31, 1996                                                  F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1996 and
  1995 and for the period from January 1, 1994 through December 31, 1996          F-6

Notes to Consolidated Financial Statements                                        F-8

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
===============================================================================

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets

December 31, 1996 and 1995
===============================================================================

                                                                                DECEMBER 31,    DECEMBER 31,
                                                                                    1996            1995
                                                                                  Restated
- ------------------------------------------------------------------------------------------------------------
                                  ASSETS

Current assets:
  Cash                                                                          $  1,463,300    $    188,029
  Amounts held for shares issued                                                          --         675,000
  Stock subscription receivable                                                           --         287,000
  Accounts receivable                                                                266,520              --
  Inventory                                                                          197,476              --
  Due from General Communications, Inc.                                                   --          76,252
  Prepaid property management rights                                                  81,563         117,813
  Deposits                                                                           124,624          16,742
  Other                                                                               32,020           7,813
- ------------------------------------------------------------------------------------------------------------
      Total current assets                                                         2,165,503       1,368,649
Investment in JJ&D, LLC                                                              532,997              --
Property and equipment, net                                                        3,164,098         353,942
FCC licenses, net of accumulated amortization of $153,404 and $77,238,
  respectively                                                                     1,394,895       1,321,336
Debt issuance costs, net of accumulated amortization of $39,038                       77,562              --
Management agreements                                                             22,725,442              --
Investment in license options                                                      3,239,691       2,007,958
Investment in options to acquire management agreements                             9,771,445              --
Non-competition and consulting agreements, net of accumulated amortization
  of $-0- and $94,838, respectively                                                       --         258,121
Other                                                                                 55,994          31,489
- ------------------------------------------------------------------------------------------------------------
Total Assets                                                                    $ 43,127,627    $  5,341,495
============================================================================================================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Current installments of long-term debt                                        $    217,096    $    456,480
  Accounts payable and accrued liabilities                                           329,122         361,641
  Licenses - options payable                                                          49,800         448,350
  License option commission payable                                                  524,800         349,200
  Accrued interest                                                                    62,346          54,490
  Other                                                                               32,080              --
- ------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                    1,215,244       1,670,161
Capital lease obligations                                                              8,646              --
Long-term debt, excluding current installments                                     2,500,141         633,708
Restricted option prepayment                                                         832,116              --
- ------------------------------------------------------------------------------------------------------------
      Total liabilities                                                            4,556,147       2,303,869
- ------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity :
  Preferred stock, $.001 par value.  Authorized 40,000,000 shares; issued and
    outstanding -0- shares                                                                --              --
  Common stock, $.001 par value.  Authorized 100,000,000 shares; issued and outstanding 17,823,445 shares at December  31, 1996 and 8,387,064 shares
    at December 31, 1995                                                              17,824           8,387
  Additional paid-in capital                                                      55,985,974      10,564,852
  Stock subscribed                                                                   288,835         324,807
  Deficit accumulated during the development stage                               (17,721,153)     (7,860,420)
- ------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                  38,571,480       3,037,626
- ------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                      $ 43,127,627    $  5,341,495
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

                                                                              PERIOD FROM
                                                                            JANUARY 1, 1994
                                                YEAR ENDED DECEMBER 31,          THROUGH
                                              ----------------------------    DECEMBER 31,
                                                  1996            1995            1996
                                                Restated                        Restated
- ------------------------------------------------------------------------------------------
Revenues:
  Radio services                              $    564,550    $         --    $    564,550
  Equipment sales                                  823,073              --         823,073
  Maintenance and installation                     274,996              --         274,996
  Management fees                                  100,198         246,005         472,611
  Other                                            243,587              --         243,587
- ------------------------------------------------------------------------------------------
                                                 2,006,404         246,005       2,378,817
- ------------------------------------------------------------------------------------------

Costs and expenses:
  Cost of sales                                  1,117,151              --       1,117,151
  Salaries, wages and benefits                   1,687,792         549,060       5,332,202
  General and administrative                     5,302,531       6,729,962       9,827,356
  Depreciation and amortization                    379,247         191,343         605,534
- ------------------------------------------------------------------------------------------
                                                 8,486,721       7,470,365      16,882,243
- ------------------------------------------------------------------------------------------

Loss from operations                            (6,480,317)     (7,224,360)    (14,503,426)
- ------------------------------------------------------------------------------------------

Other income (expense):
  Interest expense (restated Note 8)            (3,301,219)       (129,527)     (3,459,544)
  Gain on sale of assets                                --         330,643         330,643
  Gain on forgiveness of debt                       47,450              --          47,450
  Equity in losses from minority investment         (1,322)             --          (1,322)
  Loss on retirement of note payable                    --         (32,404)        (32,404)
  Other, net                                      (125,325)         22,323        (102,550)
- ------------------------------------------------------------------------------------------
                                                (3,380,416)        191,035       (3,217,727)
- ------------------------------------------------------------------------------------------

Net loss                                      $ (9,860,733)   $ (7,033,325)   $(17,721,153)
==========================================================================================


Calculation of net loss available to
common shareholders (restated Note 9)

Net loss                                      $ (9,860,733)   $ (7,033,325)   $(17,721,153)
Preferred stock preferences                     (1,203,704)            --       (1,203,704)
                                                -------------------------------------------
                                              $(11,064,437)   $ (7,033,325)   $(18,924,857)
                                                ===========================================
Calculation of net loss per common
common share (restated note 9)

Net loss                                      $      (0.79)   $      (1.29)   $      (2.57)
Preferred stock preferences                          (0.10)             --           (0.17)
                                                -------------------------------------------
                                              $      (0.89)   $      (1.29)   $      (2.74)
                                                ===========================================

Weighted average number of common
  shares outstanding                            12,384,216       5,459,524      6,899,332
==========================================================================================




See accompanying notes to consolidated financial statements.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Shareholders' Equity

For the period from January 1, 1994 to December 31, 1996
===============================================================================



                                                                 PREFERRED STOCK                        COMMON STOCK
                                                          -----------------------------       ------------------------------
                                                          OUTSTANDING                         OUTSTANDING
                                                            SHARES            AMOUNT            SHARES            AMOUNT
- ----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1994                                         --      $         --           325,000      $        325
Net loss                                                           --                --                --                --
- ----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994, as previously stated                 --                --           325,000               325
Effect of Plan of Reorganization:
   Eliminate Capvest accumulated deficit                           --                --                --                --
   Shares issued in lieu of cash                                   --                --           175,000               175
   Shares issued to Chadmoore Communications, Inc.                 --                --         4,000,000             4,000
- ----------------------------------------------------------------------------------------------------------------------------
As adjusted for reorganization with Chadmoore
   Communication, Inc. the acquirer                                --                --         4,500,000             4,500
Shares of Chadmoore Communications, Inc., issued
   January 1995                                                    --                --                --                --
Shares issued in exchange for Chadmoore
   Communications, Inc. shares                                     --                --            30,000                30
Shares issued in connection with the private
   placement                                                       --                --           763,584               764
Shares issued to investors for cash                                --                --           400,000               400
Shares issued under employee benefit and consulting
   services plan                                                   --                --           496,000               496
Shares issued for legal fees                                       --                --            62,500                62
Shares issued in conjunction with conversion of
   advances                                                        --                --           707,720               708
Shares issued to license holders                                   --                --           562,260               562
Shares issued to option holders                                    --                --           865,000               865
Options issued in lieu of cash payments for legal,
   consulting and financing fees                                   --                --                --                --
Shares subscribed                                                  --                --                --                --
Net loss                                                           --                --                --                --
- ----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                       --                --         8,387,064             8,387

                                                                               DEFICIT
                                                                             ACCUMULATED                            TOTAL
                                                           ADDITIONAL          DURING                               SHARE-
                                                            PAID-IN          DEVELOPMENT          STOCK            HOLDERS'
                                                            CAPITAL             STAGE           SUBSCRIBED          EQUITY
- -----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1994                               $    146,546       $   (638,620)      $         --      $   (491,749)
Net loss                                                           --            (35,383)                --           (35,383)
- -----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994, as previously stated            146,546           (674,003)                --          (527,132)
Effect of Plan of Reorganization:
   Eliminate Capvest accumulated deficit                           --            674,003                 --           674,003
   Shares issued in lieu of cash                              538,134                 --                 --           538,309
   Shares issued to Chadmoore Communications, Inc.           (589,180)          (827,095)                --        (1,412,275)
- -----------------------------------------------------------------------------------------------------------------------------
As adjusted for reorganization with Chadmoore
   Communication, Inc. the acquirer                            95,500           (827,095)                --          (727,095)
Shares of Chadmoore Communications, Inc., issued
   January 1995                                               565,000                 --                 --           565,000
Shares issued in exchange for Chadmoore
   Communications, Inc. shares                                 44,970                 --                 --            45,000
Shares issued in connection with the private
   placement                                                1,526,407                 --                 --         1,527,171
Shares issued to investors for cash                           399,200                 --                 --           399,600
Shares issued under employee benefit and consulting
   services plan                                            1,777,719                 --                 --         1,778,215
Shares issued for legal fees                                  249,938                 --                 --           250,000
Shares issued in conjunction with conversion of
   advances                                                 1,165,498                 --                 --         1,166,206
Shares issued to license holders                              859,696                 --                 --           860,258
Shares issued to option holders                             1,039,136                 --                 --         1,040,001
Options issued in lieu of cash payments for legal,
   consulting and financing fees                            2,841,788                 --                 --         2,841,788
Shares subscribed                                                  --                 --            324,807           324,807
Net loss                                                           --         (7,033,325)                --        (7,033,325)
- -----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                               10,564,852         (7,860,420)           324,807         3,037,626



                                                                    (Continued)

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Shareholders' Equity, Continued

For the period from January 1, 1994 to December 31, 1996
===============================================================================



                                                                    PREFERRED STOCK                         COMMON STOCK
                                                             -----------------------------        ------------------------------
                                                             OUTSTANDING                          OUTSTANDING
                                                               SHARES            AMOUNT             SHARES            AMOUNT
 -------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1995, continued                             --       $         --          8,387,064       $      8,387
 Shares issued in connection with the private
    placement                                                        --                 --            549,417                549
 Shares issued to investors for cash                                 --                 --            430,000                430
 Preferred shares issued to investors for cash                  250,000                250                 --                 --
 Preferred shares converted to common shares                   (250,000)              (250)           977,057                977
 Shares issued for options exercised                                 --                 --          4,407,500              4,408
 Shares issued for assets purchased from General
    Communications, Inc.                                             --                 --            100,000                100
 Shares issued for conversion of debentures                          --                 --          3,553,213              3,553
 Shares issued for CMRS and 800 Acquisition                          --                 --            508,000                508
 Shares issued to license holders                                    --                 --            332,960                333
 Shares issued for legal fees                                        --                 --             62,500                 63
 Shares issued in connection with  placement of two
    year, 8%, convertible notes                                      --                 --             30,000                 30
 Options issued for 20% interest in JJ&D, LLC                        --                 --                 --                 --
 Options issued for purchase agreement for SMR
    equipment from JJ&D, LLC                                         --                 --                 --                 --
 Options issued for CMRS and 800 Acquisition                         --                 --                 --                 --
 Options issued for consulting services                              --                 --                 --                 --
 Shares subscribed                                                   --                 --                 --                 --
 Canceled shares                                                     --                 --         (1,514,266)            (1,514)
 Net loss                                                            --                 --                 --                 --
 -------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1996, as restated                           --       $         --         17,823,445       $     17,824
 ===============================================================================================================================

                                                                                 DEFICIT
                                                                               ACCUMULATED                             TOTAL
                                                             ADDITIONAL          DURING                                SHARE-
                                                              PAID-IN          DEVELOPMENT          STOCK             HOLDERS'
                                                              CAPITAL             STAGE           SUBSCRIBED           EQUITY
 -------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1995, continued                   $ 10,564,852       $ (7,860,420)      $    324,807       $  3,037,626
 Shares issued in connection with the private
    placement                                                   883,033                 --           (324,807)           558,775
 Shares issued to investors for cash                            644,570                 --                 --            645,000
 Preferred shares issued to investors for cash                2,273,458                 --                 --          2,273,708
 Preferred shares converted to common shares                       (727)                --                 --                 --
 Shares issued for options exercised                          3,280,838                 --                 --          3,285,246
 Shares issued for assets purchased from General
    Communications, Inc.                                        176,463                 --                 --            176,563
 Shares issued for conversion of debentures                   5,983,567                 --                 --          5,987,120
 Shares issued for CMRS and 800 Acquisition                   1,930,502                 --                 --          1,931,010
 Shares issued to license holders                               881,801                 --                 --            882,134
 Shares issued for legal fees                                    62,437                 --                 --             62,500
 Shares issued in connection with  placement of two
    year, 8%, convertible notes                                  14,970                 --                 --             15,000
 Options issued for 20% interest in JJ&D, LLC                   400,000                 --                 --            400,000
 Options issued for purchase agreement for SMR
    equipment from JJ&D, LLC                                     88,500                 --                 --             88,500
 Options issued for CMRS and 800 Acquisition                 26,981,579                 --                 --         26,981,579
 Options issued for consulting services                         866,250                                                  866,250
 Shares subscribed                                                   --                 --            288,835            288,835
 Canceled shares                                             (2,080,602)                --                 --         (2,082,116)
 Beneficial conversion feature associated with
    convertible debentures                                    3,034,483                 --                 --          3,034,483
 Net loss                                                            --         (9,860,733)                --         (9,860,733)
 -------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1996, as restated                  $ 55,985,974       $(17,721,153)      $    288,835       $ 38,571,480
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

                                                                                                             Period from
                                                                                                              January 1,
                                                                              Year ended December 31,        1994 through
                                                                             ----------------------------    December 31,
                                                                                 1996            1995            1996
                                                                               Restated                        Restated
- -------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                   $ (9,860,733)   $ (7,033,325)   $(17,721,153)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization                                                379,247         191,343         605,534
     Amortization of debt discount                                                 98,102              --          98,102
     Non cash interest expense (restated Note 8)                                3,034,483              --       3,034,483
     Gain on sale of assets held for resale                                            --        (330,643)       (330,643)
     Equity in losses from minority investments                                     1,322              --           1,322
     Expense associated with:
       Stock issued for services                                                  281,119       2,302,042       2,583,161
       Options issued for services                                                866,250       2,841,788       3,708,038
     Change in operating assets and liabilities:
       Increase in accounts receivable                                            (98,057)             --         (98,057)
       Increase in inventory                                                     (119,495)             --        (119,495)
       Decrease in due from General Communications, Inc.                           76,252         (76,252)             --
       Decrease (increase) in prepaids                                             36,250              --          36,250
       Increase in other noncurrent assets                                             --          (6,170)        (36,858)
       Increase in deposits                                                        10,618         (16,742)         (6,124)
       Increase in other current assets                                           (24,207)             --         (32,020)
       Increase (decrease) in accounts payable                                    (30,710)         15,952         330,931
       Increase in commission payable                                             175,600         349,200         524,800
       Increase in accrued interest                                               189,821          25,692         244,311
- -------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                          (4,984,138)     (1,737,115)     (7,177,418)
- -------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of assets from General Communications, Inc.                           (352,101)             --        (352,101)
  20% investment in JJ&D, LLC                                                    (100,000)             --        (100,000)
  Purchase of Airtel Communications, Inc. assets                                  (50,000)             --         (50,000)
  Purchase of CMRS and 800 SMR Network, Inc.                                   (3,547,000)             --      (3,547,000)
  Purchase of SMR station licenses                                                     --         (91,351)     (1,398,575)
  Purchase of license options                                                    (432,737)       (628,500)     (1,132,087)
  Increase in deposits of licenses                                               (342,808)             --        (342,808)
  Purchase of property and equipment                                           (2,186,520)       (298,269)     (2,738,952)
  Purchase of assets held for resale                                                   --              --        (219,707)
  Sale of assets held for resale                                                       --         700,000         700,000
  Decrease in deposit on sale                                                          --        (375,000)             --
- -------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                          (7,011,166)       (693,120)     (9,181,230)
- -------------------------------------------------------------------------------------------------------------------------

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


                                                                                                             Period from
                                                                                                              January 1,
                                                                              Year ended December 31,        1994 through
                                                                             ----------------------------    December 31,
                                                                                 1996            1995            1996
- -------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds upon issuance of common stock                                     $  1,944,941    $  2,271,602    $  4,316,543
  Proceeds upon issuance of preferred stock                                     2,273,707              --       2,273,707
  Proceeds upon exercise of options - related                                          --          62,500          62,500
  Proceeds upon exercise of options - unrelated                                 2,097,757         977,501       3,075,258
  Purchase and conversion of CCI stock                                                 --          45,000          45,000
  Decrease in stock subscriptions receivable, net of
   stock subscribed                                                                    --        (637,193)       (637,193)
  Advances from related parties                                                        --         114,205         767,734
  Payment of advances from related parties                                             --         (73,000)        (73,000)
  Payments on capital lease obligations                                           (24,087)             --         (24,087)
  Payments of long-term debt                                                     (201,743)       (294,323)       (504,514)
  Proceeds from issuance of notes payable                                              --              --         375,000
  Proceeds from issuance of long-term debt                                      7,180,000              --       8,145,000
- -------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      13,270,575       2,466,292      17,821,948
- -------------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                            1,275,271          36,057       1,463,300

Cash at beginning of period                                                       188,029         151,972              --
- -------------------------------------------------------------------------------------------------------------------------

Cash at end of period                                                        $  1,463,300    $    188,029    $  1,463,300
=========================================================================================================================

Supplemental disclosure of cash paid for:
  Taxes                                                                      $         --    $         --    $         --
  Interest                                                                   $    258,880    $    117,431    $    362,715
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

L.    LOSS PER SHARE

Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding at December 31, 1996 and 1995. The inclusion of equivalent shares in the form of stock options and warrants were not included in a computation of fully dilutive loss per share as the results would be anti-dilutive. As discussed in Notes 8A and 9B the Company has restated its loss per share applicable to common shareholders from $0.55 to $0.89 for the beneficial conversion features embedded in the convertible debentures and preferred stock.

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


The following unaudited pro forma results of operations assume the acquisition occurred as of January 1, 1995:

                                          YEAR ENDED        YEAR ENDED
                                         DECEMBER 31,      DECEMBER 31,
UNAUDITED PRO FORMA INFORMATION              1996             1995
- -----------------------------------------------------------------------
Revenue sales                            $ 2,378,805       $ 2,392,589
Net loss                                  (9,858,532)       (7,098,494)
Net loss per common share                $     (0.89)      $     (1.29)

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

(5)   PROPERTY AND EQUIPMENT

A. Property and equipment, which is recorded at cost and depreciated over their estimated useful lives, generally 5-10 years, consists primarily of SMR system components and related acquisition costs. The recorded amount of property and equipment capitalized and related accumulated depreciation is as follows:

                                        DECEMBER 31,      DECEMBER 31,
                                            1996              1995
- ----------------------------------------------------------------------
SMR systems and equipment                $ 2,744,696       $   292,901
Buildings and improvements                   345,665           109,870
Land                                         102,500                --
Furniture and office equipment               203,385                --
- ----------------------------------------------------------------------
                                           3,396,246           402,771
Less accumulated depreciation               (232,148)          (48,829)
- ----------------------------------------------------------------------
                                         $ 3,164,098       $   353,942
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

(8) LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                   DECEMBER 31,   DECEMBER 31,
                                                                                      1996            1995
- ----------------------------------------------------------------------------------------------------------------
Note payable in connection with the asset purchase from General (see Note 2), payable in monthly installments of $12,500 through February 1997; $13,750 through February 1998; thereafter, monthly payments are subject to annual
   CPI increases through February 2008 at which time the monthly payments are capped through February 2021. Management has assumed annual CPI increases to be 2.5%. Non-interest bearing with interest imputed at 9%, net of
   unamortized discount of $3,688,151 as of December 31, 1996.                     $ 1,223,330    $       --

Notes payable, two year, 8%, aggregate principal amount of $3,000,000, due
   September 1998, principal and interest convertible into shares of the
   Company's common stock (see note 9).                                                750,000            --

Notes payable, three year, 8%, aggregate principal amount of $5,000,000, due
   June 1999, principal and interest convertible into shares of the
   Company's common stock (see note 9).                                                400,000            --

Note payable to Motorola in connection with the purchase of radio communications equipment, payable in 36 monthly installments through January
   2000, including interest at 10.625%, secured by guarantee and stock pledge
   agreement (see note 5).                                                             270,651            --

Note payable to Bortex Trust in connection with asset purchase (see note 2)
   payable in monthly installments of $4,707 through May 1998, including
   interest at 12%.                                                                     73,257            --

Note payable in connection with purchase of SMR stations from General (see note
   2), payable in semi-annual installments of $146,303 through November 1996.
   Thereafter, $280,278 semiannually through November 1997 including interest
   at 9%, secured by stock pledge agreement.                                                --       862,123

$410,000 note payable associated with non-competition and consulting agreements obligation, from General acquisition (see note 2), payable in 36 monthly installments of $11,389 through November 1997, non-interest bearing with
   interest imputed at 10% net of discount of approximately $54,000.                        --       228,065
- ------------------------------------------------------------------------------------------------------------
                                                                                     2,717,238     1,090,188
Less current installments                                                             (217,096)     (456,480)
============================================================================================================

                                                                                   $ 2,500,142    $  633,708
============================================================================================================

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 1996 and 1995
===============================================================================

(8)   LONG-TERM DEBT - CONTINUED

Aggregate maturity of debt, net of discount, for the next five years is as follows:

- ---------------------------------------------------------------------
Year ended December 31
1997                                                       $  217,096
1998                                                          877,816
1999                                                          519,126
2000                                                           33,092
2001                                                           28,776
Thereafter                                                  1,041,332
- ---------------------------------------------------------------------
                                                           $2,717,238
=====================================================================

A.    DEBT ISSUANCES AND CONVERSIONS

In June 1996, the Company issued $4.0 million out of a $5.0 million offering of 8%, three year, convertible notes payable. The Company received $3,580,000, net of placement fees of $420,000, which are accounted as a reduction of the obligation amortized on the straight-line which approximates effective interest method. Subsequent to June, the Company placed the remaining $1.0 million convertible notes and received $900,000, net of placement fees of $100,000. Principal and accrued interest are convertible into common stock at a conversion price for each share of common stock equal to 72-1/2% of the market price of the common stock. Market price is defined as the lessor of (a) a 27-1/2% discount of the 5 day average closing bid price of the common stock, as reported by the National Association of Securities Dealers Electronic Bulletin Board, for the previous 5 business days ending on the day before the conversion date, or (b) the closing bid on the closing date of the sale. The holders of the notes are entitled, to convert one-third of the principal into shares of common stock commencing after each of forty one days, sixty one days and eighty one days after the date of issuance. During 1996, certain holders tendered $4.6 million of the convertible notes and $80,432 of accrued interest for conversion into 2,187,029 shares of the Company's common stock.

In September 1996, the Company issued a new debt offering of $3.0 million of 8%, two year convertible notes. The Company received $2.7 million, net of placement fees of $300,000. The Company issued 30,000 shares of common stock in connection with the placement of the convertible notes. Principal and accrued interest are convertible into common stock at a conversion price for each share of common stock equal to 72-1/2% of the market price of the common stock. Market price is defined as the lessor of (a) a 27-1/2% discount of the 5 day average closing bid price of the common stock, as reported by the National Association of Securities Dealers Electronic Bulletin Board, for the previous 5 business days ending on the day before the conversion date, or (b) the closing bid on the closing date of the sale. During 1996, the holder tendered $2.0 million of the convertible notes and $30,673 of accrued interest for conversion into 1,366,184 shares of the Company's common stock. The holders of the notes are entitled, to convert one-third of the principal into shares of common stock commencing after each of forty one days, sixty one days and eighty one days after the date of issuance. On December 27, 1996, the holder tendered $250,000 of the convertible notes and $5,945 of accrued interest for conversion into 231,744 shares of the Company's common stock. The unissued common stock and the value of these shares of $255,945 is recorded as common stock subscribed in share holders' equity (deficiency) at December 31, 1996.

In a 1997 announcement, the staff of the Securities and Exchange Commission ("SEC") indicated that when convertible debentures are convertible at a discount from the then current common stock market price, a "beneficial conversion feature", should be recognized as a return to the convertible debenture holders. The SEC staff believes that any discount resulting from an allocation of the proceeds equal to the intrinsic value should be allocated to additional paid-in-capital and increase the effective interest rate of the security and should be reflected as debt discount and amortized to interest expense over the period beginning on the date of issuance of the notes and ending on the date the notes are first convertible. Based on the market price of the Company's common stock on the date's of issuance, the convertible debt had a beneficial conversion feature value of $3,034,483. The affects of the beneficial conversion feature was not recorded in the Company's 1996 Consolidated financial statements previously filed as part of its Form 10-KSB for the year ended December 31, 1996. Because of the SEC announcement, the Company has restated its 1996 consolidated financial statements to reflect such announcement for the period as required by the SEC staff. The net effect of the restatement represents a non-cash charge which is reflected as interest expense and an increase in additional paid-in capital as the discount was completely amortized prior to December 31, 1996. Accordingly, the restatement had no affect on Shareholders' equity at December 31, 1996.

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

Notes to Consolidated Financial Statements

December 31, 1996 and 1995
===============================================================================

(8)  LONG-TERM DEBT - CONCLUDED

Future minimum payments associated with the leases described herein including renewal options are as follows:

                                                        CAPITAL     OPERATING
                                                        LEASES       LEASES
- -----------------------------------------------------------------------------
Years ended December 31:
       1997                                             $ 31,109   $  321,760
       1998                                               11,500      273,618
       1999                                                   --      238,368
       2000                                                   --      222,182
       2001                                                   --      199,012
- -----------------------------------------------------------------------------
                                                        $ 42,609   $1,254,940
=============================================================================

Total minimum lease payments                            $ 42,609
Imputed interest                                          (3,693)
- -----------------------------------------------------------------------------
Present value of minimum capitalized lease payments       38,916
Less current portion                                     (30,270)
- -----------------------------------------------------------------------------

Long-term capitalized lease obligations                 $  8,646
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

B.   PREFERRED STOCK OFFERING

On April 4, 1996, the Company issued 250,000 shares of its Convertible Series A Preferred Stock in exchange for $2,273,708, net of expenses of $226,292. In addition, during June 1996, the Company issued warrants to purchase 200,000 shares of common stock as prescribed under the agreement. The Series A convertible preferred stock shall be convertible at any time commencing after May 15, 1996 at a 67% discount from the average closing bid price for the five preceeding days prior to date of conversion. The preferred stock was converted to 977,057 shares of common stock in June 1996.

In a 1997 announcement, the staff of the SEC indicated that when preferred stock is convertible at a discount from the then current common stock market price, the "beneficial conversion feature", should be recognized as a return to the preferred shareholders. Based on the market price of the Company's common stock, the preferred stock had a beneficial conversion feature of $1,203,704. The affects of the beneficial conversion feature was not included in the calculations of net loss per common share in the Company's 1996 consolidated financial statements previously filed as part of its Form 10-KSB for the year ended December 31, 1996. Because of the SEC announcement, the Company has restated its 1996 net loss per common share information to reflect such announcement for the period as required by the SEC staff. The net effect of the restatement represents a non-cash charge in the determination of net loss applicable to common shareholders. However, since the Company had no retained earnings, such amount was charged to additional paid-in capital and was off-set by a deemed contribution to additional paid-in capital resulting in no change in Shareholders' equity.

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

                                                               NUMBER
STOCK OPTIONS                                                OF SHARES
- -----------------------------------------------------------------------
Outstanding at December 31, 1994                                     --
Granted at $0.50-$5.50 per share                              3,937,136
Less exercised at $0.50-$1.50 per share                        (865,000)
Lapsed or canceled                                                   --
- -----------------------------------------------------------------------
Outstanding at December 31, 1995                              3,072,136
Granted at $.37-$6.00 per share                              11,417,364
Less exercised at $0.37-$2.50 per share                      (4,470,000)
Lapsed or canceled                                             (376,532)
- -----------------------------------------------------------------------

Outstanding at December 31, 1996                              9,642,968
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

                                       DECEMBER 31, 1996   DECEMBER 31, 1995
- ----------------------------------------------------------------------------
Net income      As reported              $ (9,860,733)        $ (7,033,325)
                Pro forma                 (13,083,931)          (7,033,792)

EPS             As reported                     (0.89)               (1.29)
                Pro forma                $      (1.12)        $      (1.29)

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


Each warrant can be exercised for one share of the Company's common stock. The following is a summary of warrants outstanding and their terms as of December 31, 1996:

                                                               NUMBER
WARRANTS                                                      OF SHARES
- -----------------------------------------------------------------------
Outstanding at December 31, 1994                                     --
Granted at $2.50-$5.00 per share                              1,109,334
Less exercised                                                       --
Lapsed or canceled                                                   --
- -----------------------------------------------------------------------
Outstanding at December 31, 1995                              1,109,334
Granted at $1.50 - $4.00 per share                              822,584
Less exercised                                                       --
Lapsed or canceled                                                   --
- -----------------------------------------------------------------------
Outstanding at December 31, 1996                              1,931,918
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

          NUMBER                                                  OPTION
        OF OPTIONS        OPTION TYPE      EXERCISE PRICE     EXPIRATION DATE
- -----------------------------------------------------------------------------
         700,000               A               $ 2.50            1/13/2000
         700,000               B               $ 4.00            1/13/2003

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

Total income tax expense (benefit) differed from the "expected" income tax expense (benefit) determined by applying the statutory federal income tax rate of 34% as follows:

- ------------------------------------------------------------------------------------------------------
"Expected" statutory tax expense (benefit)                                                 $(3,352,649)
Change in valuation allowance                                                                2,290,580
Non deductible expenses for tax purposes                                                     1,062,069

- ------------------------------------------------------------------------------------------------------

                                                                                           $        --
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

                                  FORM 10-KSB/A
===============================================================================

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

                                                                                  Period of Service
                                                                                   as Director or
Name                       Age        Position                                    Executive Officer
- ---------------------      ---        -----------------------------               -----------------
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

                                  FORM 10-KSB/A
===============================================================================

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

                                  FORM 10-KSB/A
===============================================================================

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

                           SUMMARY COMPENSATION TABLE

                                                           Annual Compensation
                                              -------------------------------------------------
        (a)                      (b)             (c)               (d)                  (e)
       Name                      Year                                                  Other
       and                      Ended                                                 Annual
     Principal                 December       Salary(1)          Bonus(2)          Compensation
     Position                     31             ($)               ($)                 ($)
- ---------------------          --------       ---------          --------          ------------
Robert W. Moore                  1996           93,000            78,000               --
President, CEO                   1995           78,000                --               --
                                 1994           11,650                --               --

William C. Bossung               1996           75,000            65,000               --
Director of Corporate            1995           60,000                --               --
Finance, Secretary               1994               --                --               --

                                  FORM 10-KSB/A
===============================================================================

                                                              Long Term Compensation
                                                  -----------------------------------------------
                                                             Awards                       Payouts
                                                  -----------------------------------------------
        (a)                      (b)                 (f)                 (g)               (h)               (i)
        Name                    Year              Restricted            Shares                               All
        and                     Ended               Stock             Underlying           LTIP             Other
     Principal                 December            Award(s)            Options/           Payouts        Compensation
     Position                    31                  ($)              SARs(#)(3)           ($)               ($)
- ----------------------         --------           ----------         ------------         -------        ------------
Robert W. Moore                  1996                --                   --                --                --
President, CEO                   1995                --                 250,000             --             39,000(4)
                                 1994                --                   --                --                --
William C. Bossung               1996                --                 100,000             --                --
Director of Corporate            1995                --                 100,000             --                --
Finance, Secretary               1994                --                   --                --                --


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

                                  FORM 10-KSB/A
===============================================================================

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

                                  FORM 10-KSB/A
===============================================================================

Options of Named Officers. The following table sets forth the options issued to the Named Officers of common stock in fiscal 1996. The Company did not grant any stock appreciation rights during fiscal 1996.


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                           Individual Grants
- ------------------------------------------------------------------------------------------------------------
               (a)                (b)             (c)               (d)                (e)           (f)
                                               % of Total
                                              Options/SARs
                                Shares         Granted to
                              Underlying       Employees
                             Options/SARs      in Fiscal      Exercise or Base                    Expiration
              Name              (#)(1)           Year          Price ($/Share)   Market Price(2)     Date
- --------------------------   ------------     ------------    ----------------   ---------------  ----------
Robert W. Moore                     --             --                 --                 --            --
President, CEO

William C. Bossung             100,000            25%               1.50               1.50            (3)
Director of Corporate
Finance, Secretary

(1)  The options have been granted under the Nonqualified Plan.

(2)  The closing bid price of the Company's Common Stock on the date of grant.

(3) One-half of the options may be exercised at any time until December 1, 1998, and the remaining options may be exercised at any time after December 1, 1996, until expiration on December 1, 1999.

                                  FORM 10-KSB/A
===============================================================================

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

NAME AND ADDRESS
OF BENEFICIAL OWNER              NUMBER              PERCENT(1)
- -------------------              ------              ----------
Directors and Officers

Robert W. Moore                1,924,266(2)             9.4%
4720 Polaris St.
Las Vegas, NV 89103

William C. Bossung               550,000(3)             2.7%
4720 Polaris St.
Las Vegas, NV 89103

Gary L. Killoran                 250,000(4)             1.2%
4720 Polaris St.
Las Vegas, NV 89103

All Directors and Executive    2,724,266               13.3%
Officers as a Group

- --------------

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

                                  FORM 10-KSB/A
===============================================================================

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

                                                   PERCENT OF COMPANY SHARES
NAME                 COMPANY     SHARES RECEIVED   OWNED AFTER REORGANIZATION
- ----                 -------     ---------------   --------------------------
Robert Moore           CCI          2,000,000                49%
David Chadwick         CCI          2,000,000                49%

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

                                  FORM 10-KSB/A
===============================================================================

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


- ------------

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

                                  FORM 10-KSB/A
===============================================================================

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


27.1      Financial Data Schedule(22)

- -------------

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

                                  FORM 10-KSB/A
===============================================================================

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

                                  FORM 10-KSB/A
===============================================================================

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

                                       Chadmoore Wireless Group, Inc.
                                       (formerly CapVest International, Ltd.)


                                       By: /s/ Robert W. Moore
                                           ----------------------------------
                                           Robert W. Moore
                                           President and CEO

                                       By: /s/ Richard C. Leto
                                           ----------------------------------
                                           Richard C. Leto
                                           Chief Financial Officer

                                       Date: November 24, 1998


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



/s/ Robert W. Moore                                     Date:  November 24, 1998
- -----------------------------------------------
Robert W. Moore, President, Chief Executive
  Officer and Director


/s/ Richard C. Leto                                     Date:  November 24, 1998
- -----------------------------------------------
Richard C. Leto, Chief Financial Officer

                                  FORM 10-KSB/A
===============================================================================

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
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

- ------------

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

                                  FORM 10-KSB/A
===============================================================================

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


27.1      Financial Data Schedule(22)


- -------------

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