Form 10KSB/A
period 1997-12-31
CHADMOORE WIRELESS GROUP INC
filed 1998-11-25
CIK 815755

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       or
[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
             For the transition period from __________ to _________

               Commission File Number: 0-20999
                                      ---------

                         CHADMOORE WIRELESS GROUP, INC.
                         ------------------------------
                  Name of small business issuer in its charter

             COLORADO                                    84-1058165
----------------------------------          ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

                  2875 E. PATRICK SUITE G, LAS VEGAS, NV 89120
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (702) 740-5633
                                             ----------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $1,900,167

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of March 31, 1998, the aggregate market value of the company's common stock held by non-affiliates was $12,588,885. State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of March 31, 1998,24,218,917 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes  No  X
                                                          ------  ------

                                  FORM 10-KSB/A
                                      INDEX

PART II


Item 6.  Plan of Operation

Item 7.  Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Signatures

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

During the year ended December 31, 1997, the Company's primary activities were acquiring assets (spectrum and infrastructure), attempting to secure capital, performing engineering activities, and assembling and installing infrastructure on antenna sites. To a far lesser degree the Company concentrated on establishing distribution, marketing and building a customer base. Planned principal operations have commenced, but there has been no significant revenue therefrom. The Company has determined it is still devoting most of its efforts to activities such as financial planning, raising capital, acquiring operating assets, training personnel, developing markets and building its network of licenses. In addition, approximately 45% of 1997 revenue was derived from non-core business activities which is not the primary focus of its operations. The Company's normal operations would be selling air-time to customers in 175 secondary and tertiary markets throughout the continental United States, not selling and servicing radio equipment. Management believes the Company continues to be a development stage company, as set forth in Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Developmental Stage Enterprises". The Company will emerge from the developmental stage when its primary activities are focused on distribution, marketing and building its customer base and there is significant revenue therefrom, which the Company anticipates to occur during 1999.

RESULTS OF OPERATION

Total revenues for the fiscal year ended December 31, 1997 increased 4.6% to $1,900,167 from $1,816,312 in 1996, reflecting increases of $182,785, or 32.4%, in Radio Services (recurring revenues from air-time subscription by customers) and $65,585, or 23.8%, in Maintenance and Installation services, offset by declines of $15,189, or 1.9%, in Equipment Sales and $49,128, or 91.8%, in Other. Consistent with the Company's plan of operation to focus on recurring revenues by selling its commercial SMR service through independent dealers, the proportion of total revenues generated by Radio Services increased from 31.1% in 1996 to 39.3% in 1997. In such business model, the local dealer rather than the Company sells, installs, and services the radio equipment and records the revenues and costs associated therewith and the Company receives only the recurring revenue associated with the sale of airtime. The Company anticipates that the proportion of total revenues from recurring revenues will continue to increase in future periods as additional markets are rolled out utilizing indirect distribution through local dealers.

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

Cost of sales increased by $140,110, or 17.2%, from $813,398 in 1996 to $953,508 in 1997. This increase was primarily due to SMR system site expenses at the Company's 19 new markets rolled out during 1997. As a result, gross margin (total revenue less cost of sales, as a percentage of total revenue) declined from 55% in 1996 to 50% in 1997. This is reflective of the lead time between system implementation, at which time certain operating costs are incurred, and the generation of revenues from such operations.

Salaries, wages, and benefits expense increased by $1,092,593, or 64.7%, from $1,687,792 in 1996 to $2,780,385 in 1997, primarily due to personnel additions, largely in operational areas, made in anticipation of the Company starting to transition from aggregating SMR spectrum to constructing, marketing, and rolling out commercial SMR service utilizing such spectrum. Relative to total revenues, salaries, wages, and benefits expense measured 146% in 1997 compared with 93% for 1996, which reflects the lead-time required for personnel additions prior to realizing higher revenues from the rolling out of additional markets as enabled by such incremental staffing. Correspondingly, in future years the Company expects salaries, wages, and benefits expense as a percent of total revenues to decline as the Company realizes operating leverage gained from an increasing subscriber base managed through essentially the same infrastructure.

Furthermore, such increase in salaries, wages, and benefits expense was more than offset by a decrease of $1,466,992, or 27.1%, in general and administrative expenses, from $5,416,192 in 1996 to $3,949,200 in 1997. The decrease in general and administrative expenses was primarily due to promotional expenses incurred during 1996 to help market the Company. These services were not utilized in 1997 to the extent they were in 1996, resulting in a decrease of $574,477, or 71%. In addition, as the Company's overhead structure has increased, it has resulted in a decrease in the Company utilizing outside professionals. The Company expects the decline in professional fees to continue as it transitions from spectrum acquisition to systems implementation and operation. This decline was partially offset by an increase in site expenses for non-commercial markets. The Company expects its general and administrative site costs to decrease as sites are commercialized and these costs move from general and administrative to cost of sales. Relative to total revenues, general and administrative expenses declined to 207.8% in 1997 compared with 298.2% for 1996. The Company expects general and administrative expenses as a percent of total revenues to continue to decline in future years as the Company realizes operating leverage gained from an increasing subscriber base managed through essentially the same infrastructure.

Depreciation and amortization expense increased $308,432, or 81.3% from $379,247 in 1996 to $687,679 in 1997, reflecting greater capital expenditures associated with construction and implementation of operating systems equipment.

Due to the foregoing, total operating expenses increased $217,768 or 2.6% from $8,296,629 in 1996 to $8,514,397 in 1997, and the Company's loss from operations increased by $133,913 or 2.1%, from $6,480,317 to $6,614,230, for such respective periods.

In the  second  fiscal  quarter  of 1997,  the  Company  recorded  a  charge  of
$7,166,956 to reflect a then-probable permanent impairment of value to management agreements and options to acquire licenses for which the Company at such time was uncertain of its ability to construct systems prior to an FCC-mandated construction deadline of November 20, 1997, which would have resulted in forfeiture of such licenses back to the FCC. At June 30, 1997, management determined that approximately 2,700 channels were permanently impaired. Licenses so selected by the Company were chosen based on numerous strategic factors, including importance of the markets in which such licenses were located, channel densities in such markets, projected system revenues, and potential competitive impact. The impairment charge was based on, among other things, management's estimate of the Company's ability to meet FCC construction requirements in 158 markets by the deadline. As of November 20, 1997 the Company had exceeded its estimate and met all of the FCC's construction requirements for approximately 3,800 of the 5,500 affected channels. As a result, the Company exceeded its estimate by approximately 1,000 channels and released approximately 1,700 channels back to the FCC. The impairment charge for the approximately 2,700 channels was accounted for as a permanent impairment. The cost basis of the management agreements and options to acquire licenses will not be adjusted to reflect the excess of the actual build out over the estimate, in accordance with SFAS No. 121 "Impairment of Long Lived Assets and Long Lived Assets to be Disposed of".

In the fourth quarter of 1997, the Company recorded a one-time non-cash write down of $443,474 associated with its investment in JJ&D LLC. This write down was almost exclusively purchased goodwill from the original purchase price allocation. Management believes this investment is permanently impaired based on the Company's expectation of JJ&D LLC's future performance.

Interest expense was restated in 1997 and 1996 with respect to a SEC announcement regarding a beneficial conversion feature embedded in a convertible security, see Note 7 to the consolidated financial statements. Interest expense decreased $2,063,296, or 62.5%, from $3,301,219 in 1996 to $1,237,923 in 1997 due to a "beneficial conversion feature" associated with the issuance of convertible debentures in 1997 and in 1996 resulting in interest expense, aggregating $767,986 and $3,034,483 in 1997 and 1996 respectively, see
Note 7. Interest income decreased $41,973, or 77%, from $54,504 in 1996 to $12,531 in 1997 as a result of lower balances of cash on hand.

During 1997, the Company had a gain on settlement of debt, totaling $839,952 as compared to $47,450 in 1996.

Based on the foregoing, the Company's net loss increased $4,818,553 from $9,860,733, in 1996 to $14,679,286, in 1997. This increase was almost entirely the result of the aforementioned $7,166,956 impairment charge and a $443,474 write down of its investment in JJ&D, LLC. This was partially offset by a greater "beneficial conversion feature" in 1996.

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

On February 25, 1998, the Company and MarCap entered into a letter agreement relating to the Motorola and MarCap Facilities which provided for (i) complete cross-collateralization of the Motorola and MarCap Facilities without the aforementioned unwinding provision, (ii) a revised borrowing base formula for the Motorola and MarCap Facilities, (iii) notification by the Company to Motorola of the modifications being made pursuant to such letter agreement, (iv) affirmation by the Company to utilize its diligent best efforts to raise at least $5 million of equity and $15 million of aggregate financing by April 30, 1998, (v) waiver of existing covenants for the Motorola and MarCap facilities through April 30, 1998 so long as the Company continues to utilize its diligent best efforts to raise at least $5 million of equity and $15 million of aggregate financing by such date, (vi) affirmation by MarCap that it will not object to the Company incurring $10 million in additional senior debt so long as the Company is not in material default on the Motorola or MarCap facilities, (vii) new covenants for the Motorola and MarCap facilities, based on the Company's business plan as if no additional equity and debt financing were raised by April 30, 1998, that would take effect after April 30, 1998. On March 5, 1998, Motorola provided the Company with written acknowledgment of the notification required by the Company as described in clause (iii) above. As a result of these modifications, the Company is in full compliance with the Motorola and MarCap facilities, and has classified the appropriate portion (maturing after one year) as long-term debt.

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

During the twelve months ended December 31, 1997 and 1996, the Company used net cash in operating activities of $3,037,044 and $4,984,138 respectively. The Company continues to fund operations through financing activities as the Company continues to be in the development stage. The major non operations use of cash for the years ended December 31, 1997 and 1996 was the acquisition of communications assets. The major non operations source of cash for the years ended December 31, 1997 and 1996 are proceeds from issuance of preferred stock and proceeds from issuance of long-term debt.

The Company's auditors opinion, in the Company's Form 10-KSB for the year ended December 31, 1997, included an explanatory paragraph which expressed substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a deficiency of working capital, and has a deficit accumulated during the development stage that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 7  FINANCIAL STATEMENTS

The audited Financial Statements of the Company for the year ended December 31, 1997 and 1996, are located at page F-1.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

                   Index to Consolidated Financial Statements



  Consolidated Balance Sheets as of December 31, 1997 and 1996        F-2

  Consolidated Statements of Operations for the years ended
          December 31, 1997 and 1996 and for the period from
          January 1, 1994 through December 31, 1997                   F-3

  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997 and 1996 and for the period
          from January 1, 1994 through December 31, 1997              F-4

  Consolidated  Statements  of Cash Flows for the Years ended
          December 31, 1997 and 1996 and for the period from
          January 1, 1994 through December 31, 1997                   F-7

  Notes to Consolidated Financial Statements                          F-9

Chadmoore Wireless Group, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Balance Sheets

December 31, 1997 and 1996

                                                                                    DECEMBER 31,     DECEMBER 31,
                                                                                        1997             1996
                                                                                      Restated         Restated



    ASSETS
    Current assets:
        Cash                                                                        $    959,390     $  1,463,300
        Accounts receivable, net of allowance for doubtful accounts of $45,000           265,935          266,520
          and $0, respectively
        Receivables other                                                                 99,223               --
        Inventory                                                                         89,133          197,476
        Prepaid property management rights                                                    --           81,563
        Deposits and prepaids                                                            130,858          156,644
                                                                                    ------------     ------------
                  Total current assets                                                 1,544,539        2,165,503
                                                                                    ------------     ------------

    Investment in JJ&D, LLC                                                                   --          532,997
    Property and equipment, net                                                        5,809,168        3,164,098
    FCC licenses, net of accumulated amortization of $231,917 and $153,404,            6,726,954        1,394,895
        Respectively
    Debt issuance costs, net of accumulated amortization of $0 and $39,038,                   --           77,562
        Respectively
    Management agreements                                                             16,623,573       22,725,442
    Investment in options to acquire management agreements                             7,156,358        9,771,445
    Investment in license options                                                      4,113,995        3,239,691
    Other                                                                                 32,928           55,994
                                                                                    ------------     ------------
                  Total Assets                                                      $ 42,007,515     $ 43,127,627
                                                                                    ============     ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
    Liabilities:
        Current installments of long-term debt and capital lease obligations      $    2,638,414     $    247,366
        Accounts payable                                                               1,165,425          329,122
        Accrued liabilities                                                            1,106,029               --
        Unearned revenue                                                                 107,057               --
        Licenses - options payable                                                       350,000           49,800
        License option commission payable                                              3,412,000          524,800
        Accrued interest                                                                 173,686           62,346
        Other current liabilities                                                        131,273            1,810
                                                                                    ------------     ------------
                  Total current liabilities                                            9,083,884        1,215,244
                                                                                    ------------     ------------

    Capital lease obligations                                                                 --            8,646
    Long-term debt, excluding current installments                                     4,614,157        2,500,141
    Restricted option prepayment                                                              --          832,116
    Minority interests                                                                   352,142               --
                                                                                    ------------     ------------
                  Total liabilities                                                   14,050,183        4,556,147

    Shareholders' equity :
        Preferred stock, $.001 par value.  Authorized 40,000,000 shares
          Series A. Issued  and canceled 250,000 shares, outstanding
              -0- shares at December 31, 1997 and 1996.                                       --               --
          Series B. Issued and outstanding 219,000 shares at
              December 31, 1997 and 0 shares at December 31, 1996.                           219               --
        Common stock, $.001 par value.  Authorized 100,000,000 shares;
          issued and outstanding 21,163,847 shares at December 31, 1997
          and 17,823,445 shares at December 31, 1996                                      21,164           17,824
        Additional paid-in capital                                                    60,303,498       55,985,974
        Stock subscribed                                                                  32,890          288,835
        Deficit accumulated during the development stage                             (32,400,439)     (17,721,153)
                                                                                    ------------     ------------

                  Total shareholders' equity                                          27,957,332       38,571,480
                                                                                    ------------     ------------

    Total liabilities and shareholders' equity                                      $ 42,007,515     $ 43,127,627
                                                                                    ============     ============

See accompanying notes to consolidated financial statements.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Operations
For the Years Ended December 31, 1997 and 1996 and for the
Period  from January 1, 1994 through December 31, 1997
                                                                                                              PERIOD FROM
                                                                                                                1/1/94
                                                                             YEAR ENDED DECEMBER 31,            THROUGH
                                                                                                               12/31/97
                                                                            1997               1996
                                                                          Restated           Restated          Restated
                                                                        -----------        -----------
Revenues:
    Radio services                                                      $   747,335        $   564,550       $ 1,311,885
    Equipment sales                                                         807,884            823,073         1,630,957
    Maintenance and installation                                            340,581            274,996           615,577
    Management fees                                                              --            100,198           472,611
    Other                                                                     4,367             53,495            57,862
                                                                        -----------        -----------       -----------
                                                                          1,900,167          1,816,312         4,088,892
                                                                        -----------        -----------       -----------

Costs and expenses:
    Cost of sales                                                           953,508            813,398         1,766,906
    Salaries, wages and benefits                                          2,780,385          1,687,792         5,341,058
    General and administrative                                            3,949,200          5,416,192        16,661,746
    Depreciation & amortization                                             687,679            379,247         1,293,213
    Cost of settlement on license dispute                                   143,625                 --           143,625
                                                                        -----------    ---------------       -----------
                                                                          8,514,397          8,296,629        25,206,548
                                                                        -----------        -----------       -----------

Loss from operations                                                     (6,614,230)        (6,480,317)      (21,117,656)
                                                                        -----------        -----------       -----------

Other income (expense):
    Minority interest                                                        19,366                 --            19,366
    Interest expense, net                                                (1,237,923)        (3,301,219)       (4,697,467)
    Loss on reduction of management agreements and licenses to
      estimated fair value                                               (7,166,956)                --        (7,166,956)
    Write down of investment in JJ&D, LLC                                  (443,474)                --          (443,474)
    Gain on settlement of debt                                              839,952             47,450           887,402
    Gain on sale of assets                                                       --                 --           330,643
    Loss on retirement of note payable                                           --                 --           (32,404)
    Other, net                                                              (76,021)          (126,647)         (179,893)
                                                                        -----------        -----------       -----------
                                                                         (8,065,056)        (3,380,416)      (11,282,783)
                                                                        -----------        -----------       -----------

Net loss                                                               $(14,679,286)       $(9,860,733)     $(32,400,439)

Calculation of net loss available to common shareholders:
Preferred stock preferences                                                       --        (1,203,704)       (1,203,704)
                                                                        -----------        -----------       -----------
Net loss applicable to common shares                                   $(14,679,286)      $(11,064,437)     $(33,604,143)
                                                                        -----------        -----------       -----------

Calculation of net loss per common share:
Net loss                                                               $      (0.73)      $      (0.79)     $      (3.18)
                                                                        -----------        -----------       -----------
Preferred stock preferences                                                      --              (0.10)            (0.12)
                                                                        -----------        -----------       -----------
Basic and diluted loss per share                                       $      (0.73)      $      (0.89)     $      (3.30)
                                                                        -----------        -----------       -----------
Weighted average shares outstanding                                      20,061,602         12,384,216        10,187,647
                                                                        ===========        ===========       ===========

See accompanying notes to consolidated financial statements.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Shareholders' Equity
For the period from January 1, 1994 to December 31, 1997

                                                                                                          DEFICIT
                                              PREFERRED                                                 ACCUMULATED
                                                STOCK          COMMON STOCK      ADDITIONAL               DURING          TOTAL
                                             OUTSTANDING OUTSTANDING   AMOUNT     PAID-IN      STOCK    DEVELOPMENT   SHAREHOLDERS'
                                               SHARES      SHARES                 CAPITAL   SUBSCRIBED     STAGE         EQUITY
                                              --------    ---------   -------  -----------   --------   -----------    -----------
Balance at January 1, 1994                          --      325,000   $   325  $   146,546   $     --   $  (638,620)   $  (491,749)
Net loss                                            --           --        --           --         --       (35,383)       (35,383)
                                              --------    ---------   -------  -----------   --------   -----------    -----------
Balance at December 31, 1994, as                    --      325,000       325      146,546         --      (674,003)      (527,132)
previously
   stated
Effect of Plan of Reorganization:
Eliminate Capvest accumulated deficit               --           --        --           --         --       674,003        674,003
Shares issued in lieu of cash                       --      175,000       175      538,134         --            --        538,309
Shares issued to Chadmoore Communications,          --    4,000,000     4,000     (589,180)        --      (827,095)    (1,412,275)
   Inc
As adjusted for reorganization with
   Chadmoore Communication, Inc. the                --    4,500,000     4,500       95,500         --      (827,095)      (727,095)
   acquirer
Shares of Chadmoore Communications, Inc.,
   issued January 1995                              --           --        --      565,000         --            --        565,000
Shares issued in exchange for Chadmoore
   Communications, Inc. shares                      --       30,000        30       44,970         --            --         45,000
Shares issued in connection with the private
   placement                                        --      763,584       764    1,526,407         --            --      1,527,171
Shares issued to investors for cash                 --      400,000       400      399,200         --            --        399,600
Shares issued under employee benefit and
   consulting services plan                         --      496,000       496    1,777,719         --            --      1,778,215
Shares issued for legal fees                        --       62,500        62      249,938         --            --        250,000
Shares issued in conjunction with
   conversion of advances                           --      707,720       708    1,165,498         --            --      1,166,206
Shares issued to license holders                    --      562,260       562      859,696         --            --        860,258
Shares issued to option holders                     --      865,000       865    1,039,136         --            --      1,040,001
Options issued in lieu of cash payments for
   legal, consulting and financing fees             --           --        --    2,841,788         --            --      2,841,788
Shares subscribed                                   --           --        --           --    324,807            --        324,807
Net loss                                            --           --        --           --         --    (7,033,325)    (7,033,325)
                                              --------    ---------   -------  -----------   --------   -----------    -----------
Balance at December 31, 1995                        --    8,387,064     8,387   10,564,852    324,807    (7,860,420)     3,037,626


CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Shareholders' Equity, Continued For the period from January 1, 1994 to December 31, 1997

                                               PREFERRED STOCK                   COMMON STOCK
                                               ---------------                   ------------
                                                                                                          DEFICIT
                                                                                                        ACCUMULATED
                                                                               ADDITIONAL                 DURING         TOTAL
                                     OUTSTANDING         OUTSTANDING             PAID-IN      STOCK     DEVELOPMENT   SHAREHOLDERS
                                       SHARES    AMOUNT     SHARES    AMOUNT     CAPITAL   SUBSCRIBED      STAGE        EQUITY
                                     ----------  ------  ----------  -------  -----------  ----------  ------------    ----------
Balance at December 31, 1995,                --  $   --   8,387,064  $ 8,387  $10,564,852  $  324,807  $ (7,860,420)  $ 3,037,626
continued
Shares issued in connection with             --      --     549,417      549      883,033    (324,807)           --       558,775
the private placement
Shares issued to investors for cash          --      --     430,000      430      644,570          --            --       645,000
Preferred shares issued to investors    250,000     250          --       --    2,273,458          --            --     2,273,708
for cash
Preferred shares converted to common
shares                                 (250,000)   (250)    977,057      977         (727)         --            --            --
Shares issued for options exercised          --      --   4,407,500    4,408    3,280,838          --            --     3,285,246
Shares issued for assets purchased
from General Communications, Inc.            --      --     100,000      100      176,463          --            --       176,563
Shares issued for conversion of              --      --   3,553,213    3,553    5,983,567          --            --     5,987,120
debentures
Shares issued for CMRS and 800               --      --     508,000      508    1,930,502          --            --     1,931,010
acquisition
Shares issued to license holders             --      --     332,960      333      881,801          --            --       882,134
Shares issued for legal fees                 --      --      62,500       63       62,437          --            --        62,500
Shares issued in connection with             --
   of two year, 8%, convertible notes        --      --      30,000       30       14,970          --            --        15,000
Options issued for 20% interest in           --      --          --       --      400,000          --            --       400,000
JJ&D, LLC
Options issued for purchase agreement
for SMR equipment from JJ&D, LLC             --      --          --       --       88,500          --            --        88,500
Options issued for CMRS and 800              --      --          --       --   26,981,579          --            --    26,981,579
Acquisition
Options issued for consulting services       --      --          --       --      866,250          --            --       866,250
Shares subscribed                            --      --          --       --           --     288,835            --       288,835
Canceled shares                              --      --  (1,514,266)  (1,514)  (2,080,602)         --            --    (2,082,116)
Beneficial conversion feature associated
with convertible debentures                                                    3,034,483                                3,034,483
Net loss                                     --      --          --       --           --          --    (9,860,733)   (9,860.733)
                                        -------  ------   ---------  -------  -----------  ----------  ------------    ----------

Balance at December 31, 1996, Restated       --  $   --   17,823,445 $17,824  $55,985,974  $  288,835  $(17,721,153)  $38,571,480
                                        =======  ======   ========== =======  ===========  ==========  ============   ===========


CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Shareholders' Equity, Continued For the period from January 1, 1994 to December 31, 1997


                                               PREFERRED STOCK                   COMMON STOCK
                                               ---------------                   ------------
                                                                                                          DEFICIT
                                                                                                        ACCUMULATED
                                                                               ADDITIONAL                 DURING         TOTAL
                                     OUTSTANDING         OUTSTANDING             PAID-IN      STOCK     DEVELOPMENT   SHAREHOLDERS
                                       SHARES    AMOUNT     SHARES    AMOUNT     CAPITAL   SUBSCRIBED      STAGE        EQUITY
                                     ----------  ------  ----------- -------  -----------  ----------  ------------    -----------
Balance at December 31, 1996,
continued                                  --    $  --    17,823,445 $17,824  $55,985,974  $  288,835  $(17,721,153)  $ 38,571,480
Shares issued for stock subscribed         --       --       231,744     232      255,713    (255,945)                          --
Shares issued for options exercised        --       --       323,857     323      161,606          --            --        161,929
Shares issued for conversion of
debentures                                 --       --     1,587,527   1,588    1,123,507          --            --      1,125,095
Shares issued for debt restructuring       --       --     1,050,000   1,050      723,450          --            --        724,500
Shares issued for license dispute          --       --       101,700     102      127,023          --            --        127,125
Shares issued for legal fees               --       --        45,574      45       21,830          --            --         21,875
Options issued for services                --       --            --      --      329,426          --            --        329,426
Preferred shares issued in
connection with private  placement    219,000      219            --      --    1,574,969          --            --      1,575,188
Beneficial conversion feature
associated with convertible
debentures (restated Note 7)                                                      767,986                                  767,986
Restructuring of convertible
debentures (restated Note 7)                                                     (767,986)                                (767,986)
Net loss                                   --       --            --      --           --          --   (14,679,286)   (14,679,286)
                                     ----------  ------  ----------- -------  -----------  ----------  ------------    -----------

Balance at December 31, 1997, Restated  219,000  $  219   21,163,847 $21,164  $60,303,498  $   32,890  $(32,400,439)  $ 27,957,332
                                     ==========  ======  =========== =======  ===========  ==========  ============   ============

See accompanying notes to consolidated financial statements

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statement of Cash Flows
For the Years Ended December 31, 1997 and 1996 and for the
Period From January 1, 1994 through December 31, 1997





                                                                             YEAR ENDED DECEMBER 31,        PERIOD FROM
                                                                         ------------------------------    1/1/94 THROUGH
                                                                              1997             1996           12/31/97
                                                                            Restated         Restated         Restated
                                                                         -------------    -------------    -------------
Cash flows from operating activities:
  Net loss                                                               $(14,679,286)     $(9,860,733)    $(32,400,439)
  Adjustments to reconcile net loss to net cash used in operating activities:
       Minority interest in loss                                              (19,366)              --           (19,366)
       Depreciation and amortization                                          687,679          379,247         1,293,213
       Non cash interest expense
                                                                              767,986        3,034,483         3,802,469
       Write down of  management  agreements  and  licenses to
        estimated
         fair value                                                         7,166,956               --         7,166,956
       Write down of investment in JJ&D, LLC                                  443,474               --           443,474
       Write off of license options                                           330,882               --           330,882
       Write down of prepaid management rights                                 81,563               --            81,563
       Gain on extinguishment of debt                                        (839,952)              --          (839,952)
       Gain on sale of assets held for resale                                      --               --          (330,643)
       Shares issued for settlement of license dispute                        127,125               --           127,125
       Amortization of debt discount                                          168,410           98,102           266,512
       Equity in losses from minority investments                                  --            1,322             1,322
       Expense associated with:
          Stock issued for services                                            21,875          281,119         2,605,036
          Options issued for services                                         329,430          866,250         4,037,464
       Change in operating assets and liabilities:
          Increase in accounts receivable                                     (98,638)         (98,057)         (196,695)
          Decrease (Increase) in inventory                                    108,343         (119,495)          (11,152)
          Decrease in due from General Communications, Inc.                        --           76,252                --
          Decrease (Increase) in prepaid expense                              (82,241)          22,661          (120,994)
          Increase (Decrease) in accounts payable                             836,299          (30,710)        1,167,235
          Increase in accrued liabilities                                   1,106,029               --         1,106,029
          Increase in unearned revenue                                        107,057               --           107,057
          Increase in commission payable                                           --          175,600           524,800
          Increase in accrued interest                                        247,638          189,821           491,949
          Increase in other current liabilities                               151,693               --           151,693
                                                                         -------------    -------------    -------------
Net cash used in operating activities                                      (3,037,044)      (4,984,138)      (10,214,462)
                                                                         -------------    -------------    -------------

Cash flows from investing activities:
  Purchase of assets from General Communications, Inc.                             --         (352,101)         (352,101)
  Investment in JJ&D, LLC                                                          --         (100,000)         (100,000)
  Purchase of Airtel Communications, Inc. assets                                   --          (50,000)          (50,000)
  Purchase of CMRS and 800 SMR Network, Inc.                                       --       (3,547,000)       (3,547,000)
  Purchase of SMR station licenses                                                 --               --        (1,398,575)
  Purchase of license options                                                (211,550)        (775,545)       (1,686,445)
  Sale of management agreements & investment in options to acquire
     licenses                                                                 500,000               --           500,000
  Purchase of property and equipment                                       (1,885,223)      (2,186,520)       (4,624,175)
  Sale of property and equipment                                              827,841               --           827,841
  Purchase of assets held for resale                                               --               --          (219,707)
  Sale of assets held for resale                                                   --               --           700,000
  Increase in other non current assets                                        (11,123)              --           (11,123)
                                                                         -------------    -------------    -------------
Net cash used in investing activities                                        (780,055)      (7,011,166)       (9,961,285)
                                                                        -------------    -------------    -------------

                                   (Continued)

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statement of Cash Flows, Continued For the
Years Ended December 31, 1997 and 1996 and for the
Period From January 1, 1994 through December 31, 1997



                                                                             YEAR ENDED DECEMBER 31,        PERIOD FROM
                                                                         ------------------------------    1/1/94 THROUGH
                                                                              1997             1996           12/31/97
                                                                         -------------    -------------    -------------
Cash flows from financing activities:
     Proceeds upon issuance of common stock                              $       --       $ 1,944,941      $ 4,316,543
     Proceeds upon issuance of preferred stock                            1,575,188         2,273,707        3,848,895
     Proceeds upon exercise of options - related                                 --                --           62,500
     Decrease in stock subscriptions receivable, net of
       stock subscribed                                                          --                --         (637,193)
     Proceeds upon exercise of options - unrelated                               --         2,097,757        3,075,258
     Purchase and conversion of CCI stock                                        --                --           45,000
     Advances from related parties                                               --                --          767,734
     Payment of advances from related parties                                    --                --          (73,000)
     Payments of long-term debt and capital lease obligations              (440,665)         (225,830)        (969,266)
     Proceeds from issuance of notes payable                                     --                --          375,000
     Proceeds from issuance of long-term debt                             2,178,666         7,180,000       10,323,666
                                                                         ----------       -----------      -----------
Net cash provided by financing activities                                 3,313,189        13,270,575       21,135,137
                                                                         ----------       -----------      -----------

Net increase (decrease) in cash                                            (503,910)        1,275,271          959,390
Cash at beginning of period                                               1,463,300           188,029               --
                                                                         ----------       -----------      -----------
Cash at end of period                                                    $  959,390       $ 1,463,300      $   959,390
                                                                         ==========       ===========      ===========

Supplemental disclosure of cash paid for:
     Taxes                                                               $       --       $        --      $        --
     Interest                                                            $   42,264       $   258,880      $   404,979
                                                                         ==========       ===========      ===========

NON-CASH ACTIVITIES:

SEE NOTES 2,4,5,6,7,8 AND 9 FOR DISCLOSURE OF NON-CASH TRANSACTIONS. SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 1997 and 1996

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

A.       THE COMPANY AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Chadmoore Wireless Group, Inc. and subsidiaries including majority owned joint ventures (the "Company"), and is a development stage company. The Company commenced formal operations in the state of Nevada on May 11, 1994, and was organized for the purpose of acquiring and operating Specialized Mobile Radio ("SMR") wireless communication systems.

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

H.       LOSS PER SHARE

Basic and diluted loss per share were computed in accordance with SFAS No. 128, "Earnings Per Share". Prior years have been restated to reflect the application of SFAS 128. As discussed in Notes 7A and 8B the Company has restated its loss per share applicable to common shareholders for the beneficial conversion features embedded in the convertible debentures and preferred stock. The effect of the restatement resulted in a change in net loss per share in 1996 from $0.55 to $0.89, respectively. There was no effect on the net loss per share for the year ended December 31, 1997.

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

L.       IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, ("SFAS No. 121") on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial positions, results of operations, or liquidity.

M.       CUSTOMER ACQUISITION COSTS

 Customer acquisition costs are expensed in the period they are incurred.

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

The Company consummated such acquisition for combined consideration valued at $32,496,887. The Company has accounted for the acquisition under the purchase method of accounting. The purchase price was paid with (1) an aggregate cash consideration of $3,547,000; (2) 508,000 shares of the Company's restricted common stock valued at $1,968,308; and (3) a grant of an option to purchase 8,323,857 shares of common stock for a period of ten years at an exercise price of $0.50 per share valued at $26,981,579. An independent appraisal was obtained by the Company for value of the securities.

Based on the independent appraiser's estimate of the fair market value of the assets exchanged, $22,725,442 of the combined consideration was allocated to "Management Agreements" and the remaining $9,771,445 was allocated to "Investment in options to acquire licenses" (the "Options"). The exercise price under the Options was payable by the Management Companies with an amount of the Management Companies own stock equal to 10% of the then issued and outstanding stock. The Management Companies' stock was to be issued and allocated on a pro-rata basis to the licensees based on their individual license percentage of the total number of licenses. No cash consideration was payable upon exercise of the Options by either the Company or the Management Companies. (See Subsequent Events, Footnote 13).

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

As a result of the ruling, the Company restructured its build-out plan and prioritized the channels based on detailed criteria relating to engineering specifications, demographics, competition, market conditions and dealer characteristics. Based on the results of prioritization and the construction deadline stipulated by the FCC, the Company believed the value of certain licenses under the Management Agreements and Options to Acquire Licenses had been permanently impaired. For the approximately 5,500 channels, management allocated a portion of the original purchase price based on estimated fair market value determined by the criteria mentioned above. Based on this process, management estimated the Company would be able to meet FCC construction requirements on approximately 2,800 channels, before November 20, 1997. These channels were allocated an aggregate value of $25,329,931. The remaining channels, approximately 2,700, were determined to be permanently impaired. As a result, the Company recorded an impairment charge of $7,166,956 in the second quarter. Based on the independent appraiser's estimate of the fair market value at the time of purchase, $5,016,869 was allocated to Management Agreements and the remaining $2,150,087 was allocated to the Options. As of November 20, 1997 the Company had met all of the FCC's construction requirements for approximately 3,800 of the 5,500 channels. As a result the Company exceeded its estimate by approximately 1,000 channels, and released approximately 1,700 channels back to the FCC.

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

The following unaudited pro forma results of operations assume the acquisition occurred as of January 1, 1996:

                                                 YEAR ENDED
                                                DECEMBER 31,
UNAUDITED PRO FORMA INFORMATION                     1996
-------------------------------                     ----
Revenues                                        $2,378,805
Net loss                                        (9,858,532)
Basic net loss per common share                 $    (0.89)

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the General acquisition been consummated as of January 1, 1996, nor are they necessarily indicative of future operating results.

C.       JJ&D, LLC INVESTMENT

In May 1996, the Company purchased a 20% interest in JJ&D, LLC ("JJ&D") for $600,000. The terms of the agreement provided for consideration consisting of $100,000 cash, $100,000 note payable, due in 120 days, and $400,000 of value in options to acquire restricted common stock of the Company. The value assigned to the options was based on a arms-length negotiation as set forth in the purchase agreement. At December 31, 1996, the investment was accounted for using the equity method of accounting. All significant intercompany transactions were eliminated and amortization of goodwill and equity in earnings was not material.

In 1997, the Company evaluated the recoverability of this asset in accordance with APB 18 and determined it to be other than temporarily impaired. The impairment measured by the amount in which the carrying amount exceeded the fair value of the asset, resulted in a write-down of $443,474, principally goodwill, charged to other income (expense).

As of December 31, 1997 the investment account has been reduced to zero. Accordingly, the Company discontinued the application of the equity method. No losses have accumulated since the equity method was suspended.

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

E.       AIRTEL COMMUNICATIONS, INC. ASSET PURCHASE AGREEMENT

On May 11, 1996, the Company completed an Asset Purchase Agreement with Airtel Communications, Inc., an SMR sales organization. The Company paid $50,000 and received certain office equipment and rights to a customer list valued at $47,788. The customer list has been reviewed in accordance with SFAS No. 121 and the Company has determined, based on expected future benefit, that the value of this asset has been impaired. The customer list, net of accumulated amortization of $40,819 has been written off as a charge to income from operations. Condensed financial information of Airtel Communications, Inc. has not been presented as it is not material to the results of operations of the Company.

(3)      REVENUES AND COST OF SALES

The Company had revenues from equipment sales of $807,884 and $823,073 for the years ended 1997 and 1996, respectively. The cost of sales associated with these revenues were $607,155 and $551,862 for the years ended 1997 and 1996, respectively.

(4)      PROPERTY AND EQUIPMENT

Property and equipment, which is recorded at cost and depreciated over their estimated useful lives, generally 5-10 years, consists primarily of SMR system components. The recorded amount of property and equipment capitalized and the related accumulated depreciation is as follows:

                                                DECEMBER 31,     DECEMBER 31,
                                                   1997             1996
                                                ------------     ------------
    SMR systems and equipment                   $5,768,117       $2,744,696
    Buildings and improvements                     335,900          345,665
    Land                                           102,500          102,500
    Furniture and office equipment                 249,164          203,385
    Leasehold improvements                           9,759               --
                                                ----------       ----------
                                                 6,465,440        3,396,246
    Less accumulated depreciation                 (656,272)        (232,148)
                                                ----------       ----------
                                                $5,809,168       $3,164,098

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

(5)      INVESTMENT IN LICENSE OPTIONS

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

(6)      GAIN ON SETTLEMENT OF DEBT

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

(7)      LONG-TERM DEBT

Long-term debt consists of the following:
                                                                                           DECEMBER 31,     DECEMBER 31,
                                                                                              1997             1996
                                                                                           -----------      -----------
    Note payable in connection with the asset purchase from General
    (see Note 2), payable in monthly installments of $12,500 through February 1997;
    $13,750 through February 1998; thereafter, monthly payments are subject to annual CPI increases through February 2008 at which time the monthly payments are capped through February 2021. Management has assumed annual CPI increases to be 2.5%. Non-interest bearing with interest imputed at 9%, net of unamortized
    discount of $3,688,151 as of December 31, 1997.                                        $1,201,160       $1,223,330

    Notes payable, two year, 8%, aggregate principal amount of $3,000,000, due
    September 1998, principal and interest convertible into shares of the Company's
    common stock (see note 7).                                                                     --          750,000

    Notes payable, three year, 8%, aggregate principal amount of $5,000,000, due
    June 1999, principal and interest convertible into shares of the Company's common
    stock (see note 7).                                                                            --          400,000

    Notes payable to MarCap in connection to the purchase of radio communications equipment, payable in 36 monthly installments maturing at various dates through
    2000, interest rates from 10.625% to 11.15%, secured by a guarantee and stock
    pledge agreement.                                                                         401,380          270,651

    Note payable to MarCap in connection with the $2 million line of credit.
    collateralized by certain assets of the Company, payable in 36 monthly installments through November 2000, including interest at 12%, secured by
    guarantee and stock pledge agreement.                                                     470,264               --

    Note payable to Motorola Credit in connection with equipment purchase, payable
    in three monthly installments ending January 1998                                          34,189               --

    Note payable, maturing in August 1998, 10 monthly principal payments of $162,750,
    one interest payment of $425,000.                                                       1,627,500               --

    Notes payable to licensees, payable in 36 monthly installments beginning March
    1998 through November 1998 and ending March 2001 through November 2001. Non interest bearing, interest imputed at 15%. Aggregate face amount of $4,131,194
    net discount of $964,386.                                                               3,166,808               --

    Notes payable to Joint ventures to be paid from positive cash flow of
    the related LLC. Non interest bearing, interest imputed at 15%.                           325,639               --

    Note payable in connection with asset purchase, maturing May 1998, including
    interest at 12%.                                                                           10,158           73,256

                                                                                            7,237,048        2,717,237
    Less current installments                                                              (2,622,891)        (217,096)
                                                                                           -----------      -----------
                                                                                           $4,614,157       $2,500,141

(7)      LONG-TERM DEBT - CONTINUED

Aggregate maturity of debt, net of discount, for the next five years is as follows:

                                                    Year ended December 31

                    1998                                 $2,622,891
                    1999                                  1,533,525
                    2000                                  1,460,629
                    2001                                    507,826
                    2002                                     33,310
              Thereafter                                  1,078,867
                                                         $7,237,048

A.       DEBT ISSUANCES AND CONVERSIONS

In June 1996, the Company issued $4.0 million out of a $5.0 million offering of 8%, three year, convertible notes payable. The Company received $3,580,000, net of placement fees of $420,000, which are accounted for as a reduction of the obligation amortized on the straight-line method which approximates the effective interest method. Subsequent to June 1996, the Company placed the remaining $1.0 million convertible notes and received $900,000, net of placement fees of $100,000. Principal and accrued interest are convertible into common stock at a conversion price for each share of common stock equal to the market price of the common stock. Market price is defined as the lessor of (a) a 27-1/2% discount off of the 5 day average closing bid price of the common stock, as reported by the National Association of Securities Dealers Electronic Bulletin Board, for the previous 5 business days ending on the day before the conversion date, or (b) the closing bid on the closing date of the sale. The holders of the notes are entitled to convert one-third of the principal into shares of common stock commencing after each of forty one days, sixty one days and eighty one days after the date of issuance. During 1996, certain holders tendered $4.6 million of the convertible notes and $80,432 of accrued interest for conversion into 2,187,029 shares of the Company's common stock.

In September 1996, the Company issued a new debt offering of $3.0 million of 8%, two-year convertible notes. The Company received $2.7 million, net of placement fees of $300,000. The Company issued 30,000 shares of common stock in connection with the placement of the convertible notes. Principal and accrued interest are convertible into common stock at a conversion price for each share of common stock equal to the market price of the common stock. Market price is defined as the lessor of (a) a 27-1/2% discount off of the 5 day average closing bid price of the common stock, as reported by the National Association of Securities Dealers Electronic Bulletin Board, for the previous 5 business days ending on the day before the conversion date, or (b) the closing bid on the closing date of the sale. During 1996, the holder tendered $2.0 million of the convertible notes and $30,673 of accrued interest for conversion into 1,366,184 shares of the Company's common stock. The holders of the notes are entitled, to convert one-third of the principal into shares of common stock commencing after each of forty one days, sixty one days and eighty one days after the date of issuance. On December 27, 1996, the holder tendered $250,000 of the convertible notes and $5,945 of accrued interest for conversion into 231,744 shares of the Company's common stock. The unissued common stock and the value of these shares of $255,945 is recorded as common stock subscribed in shareholders' equity at December 31, 1996.

In a 1997 announcement, the staff of the Securities and Exchange Commission ("SEC") indicated that when convertible debentures are convertible at a discount from the then current common stock market price, a "beneficial conversion feature", should be recognized as a return to the convertible debenture holders. The SEC staff believes that any discount resulting from an allocation of the proceeds equal to the intrinsic value should be allocated to additional paid-in-capital and increase the effective interest rate of the security and should be reflected as a debt discount and amortized to interest expense over the period beginning on the date of issuance of the notes and ending on the date the notes are first convertible. Based on the market price of the Company's common stock on the date's of issuance, the convertible debt had a beneficial conversion feature valued at $3,034,483. The affect of the beneficial conversion feature was not recorded in the Company's 1996 Consolidated financial statements previously filed as part of its Form 10-KSB for the year ended December 31, 1996. Because of the SEC announcement, the Company has restated its 1996 consolidated financial statements to reflect such announcement for the period as required by the SEC staff. The net effect of the restatement represents a non-cash charge which is reflected as interest expense and an increase in additional paid-in-capital as the discount was completely amortized prior to December 31, 1996. Accordingly, the restatement had no impact on Shareholders' equity at December 31, 1996.

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

The Company has accounted for the transaction in accordance with the provisions of FASB 125, "Accounting for Transfers and Servicing of Financial Asset and Extinguishment of Liabilities", wherein gain or loss on extinguishment is the difference between the total reacquisition cost of the debt, to the debtor, and the net carrying amount of the $1,750,000 Convertible Debenture on the Company's books on the date of extinguishment.

In a 1997 announcement, the staff of the Securities and Exchange Commission ("SEC") indicated that when convertible debentures are convertible at a discount from the then current common stock market price, a "beneficial conversion feature", should be recognized as a return to the convertible debenture holders. The SEC staff believes any discount resulting from an allocation of the proceeds equal to the intrinsic value should be allocated to additional paid-in capital and increase the effective interest rate of the security and should be reflected as a debt discount and amortized to interest expense over the period beginning on the date of issuance of the notes and ending on the date the notes are first convertible. Based on the market price of the Company's common stock on the date's of issuance, the convertible debt had a beneficial conversion feature valued at $767,986. The affect of the beneficial conversion feature was not recorded in the Company's 1997 consolidated financial statements previously filed as part of Form 10-KSB for the year ended December 31, 1997. Because of the SEC announcement, the Company has restated its 1997 consolidated financial statements to reflect such announcement for the period as required by the SEC staff. The restatement results in an increase in interest expense of $767,986 due to a beneficial conversion feature embedded in the convertible debenture. In addition, the loss on settlement of the debenture was reduced by $767,986, from $598,222 to a gain of $169,764 as the amount credited to additional paid in capital was recovered from additional paid in capital when the debenture was exchanged as basis in the debenture given up. Accordingly, there is no change in the net loss in the accompanying consolidated statement of operations, and the restatements had no impact on Shareholders' equity at December 31, 1997.

The beneficial conversion features for the year ended December 31, 1997 and 1996, based on the market price of the Company's common stock on the date's of issuance, totaled $767,986 and $3,034,483, respectively, and were amortized to interest expense in 1997 and 1996.

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

Future minimum payments associated with the leases described herein, including renewal options are as follows:

                                                     CAPITAL       OPERATING
                                                     LEASES         LEASES
Years ended December 31:
                1998                                $ 16,081      $  828,989
                1999                                      --         407,743
                2000                                      --         365,066
                2001                                      --         312,416
                2002                                      --         244,400
                                                    --------      ----------
                                                    $ 16,081      $2,158,614
                                                    ========      ==========

Total minimum lease payments                        $ 16,081
Imputed interest                                        (558)
                                                    --------
Present value of minimum capitalized lease payments   15,523
Less current portion                                 (15,523)
                                                    --------

Long-term capitalized lease obligations             $     --
                                                    ========

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

In August 1997, Motorola, with the Company's concurrence, assigned all of its interest in the Motorola Loan Facility to the MarCap Corporation. In October 1997, CCI entered into a First Amendment to the Financing Security Agreement with MarCap, ("Amendment"). In conjunction with the Amendment, MarCap extended a line of credit for up to $2,000,000 ("MarCap Facility"). There is approximately $1.5 million available to the Company at December 31, 1997. The MarCap Facility is secured by pledges of stock in certain subsidiaries holding licenses, assignment of various membership interests in Joint Ventures, and a cross-pledge of all collateral previously granted to Motorola, Inc. in connection with the original Financing and Security Agreement. Advances under the MarCap Facility are subject to prepayment fees in the amount of 5% of the principal amount if prepaid during the fist 12 months, 4% if prepaid during the second 12 months, and 3% in prepaid during the last 12 months of the term relating to the related advance. The debt covenants as designated in the original Financing and Security Agreement remained unchanged following the reassignment to MarCap. As of December 31, 1997, the Company was not in compliance with said debt covenants, such as, tangible net worth, minimum annualized revenue and cash flow to debt. However, the necessary debt waiver was obtained. Subsequently, the Company has renegotiated the covenants stipulated in the agreement and the Company is in compliance thereof, and has classified the appropriate portion (maturing after one year) as long-term debt.

(8)      EQUITY TRANSACTIONS

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

B.       PREFERRED STOCK PRIVATE PLACEMENT

In April 1996, the Company issued 250,000 shares of convertible preferred stock (Series A) in exchange for $2,273,457, net of expenses totalling $226,293. Additionally, in June 1996 the Company issued warrants to purchase 150,000 shares of common stock as prescribed under the agreement. The Series A convertible stock shall be convertible at any time commencing after May 15, 1996 at a 67% discount from the average closing bid price for the five preceeding days prior to the date of conversion. The preferred stock was converted to 977,057 shares of common stock in June 1996.

In a 1997 announcement, the staff of the SEC indicated that when preferred stock is convertible at a discount from the then current common stock market price, the "beneficial conversion feature", should be recognized as a return to the preferred shareholders. Based on the market price of the Company's common stock, the preferred stock had a beneficial conversion feature of $1,203,704. The beneficial conversion feature was not included in the calculations of net loss per common share in the Company's previously filed 10-KSB for the year ended December 31, 1996. Because of the SEC announcement, the Company has restated its 1996 net loss per common share information to reflect such announcement. However, since the Company had no retained earnings, such amount was charged to additional paid-in capital and was off-set by a deemed contribution to additional paid-in capital resulting in no change to shareholders' equity.

On December 23, 1997, the Company concluded a private placement of 219,000 shares of Series B Convertible Preferred Stock (the "Preferred Stock") and warrants to purchase 420,000 shares of the Company's common stock, of which 223,937 Warrants were issued at closing and 196,063 Warrants remained to be issued as of December 31, 1997. The Company received proceeds from the placement of $1,600,000 net of placement fees of $24,812. The preferred stock is convertible into shares of common stock beginning 45 days from the closing date and up to two years from the closing date. The preferred stock is convertible at average closing bid prices of the Company's common stock as quoted by Bloomberg, LP for the five-day trading period ending on the day prior to the date of conversion (the "lookback period"). If the difference between the average price and the current market price, where the current market price is defined as the closing bid price of the common stock on the conversion date, is greater than 20% then the lookback period used to calculate the average price will be increased to 20 trading days. In the event that any securities remain outstanding on the second anniversary of the closing date, all remaining securities must be converted on such date. The Company shall pay a dividend on each share of Preferred Stock at the rate of 8% per annum of the liquidation preference of $10.00 per share for each share of Preferred Stock, accruing from date of issuance. The dividend is payable quarterly in cash or common stock at the option of the Company, is cumulative and is calculated at the price at which the Preferred Stock may be converted into shares of common stock of the Company on the date when converted or quarterly based upon the last day of each quarter with the valuation determined as if that was a Conversion Date. The warrants, which have an exercise price equal to the fair value of the Company's common stock on the closing date of the transaction, were deemed to have an estimated fair value equal to zero and accordingly, all of the net proceeds from the transaction were allocated to the preferred stock. The holders of the Preferred Stock and Warrants are restricted from converting an amount which would cause them to exceed more than 4.99% beneficial ownership of the Company's Common Stock determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended. If for any reason, while any of the Preferred Stock and Warrants are outstanding, Regulation S is rescinded or modified so as to preclude the holders of the Preferred Stock and Warrants from relying on Regulation S, the holders of the Preferred Stock and Warrants may demand the Company to register the Preferred Stock and Warrants.

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

E.       CONSULTING

The Company issued 62,500 and 45,574 shares of restricted common stock for legal services in 1996 and 1997 respectively. The value related to the shares was based on the fair market value at the date of grant and totaled $62,500 and $21,875 respectively. The legal services amount was expensed during the year ended December 31, 1996 and 1997 and is included in the consolidated statement of operations as general and administrative expenses for each year.

In January 1996, the Company's Board of Directors approved and issued 450,000 shares of restricted common stock in lieu of a cash payment of $153,000 for consulting services. The expense related to the shares was based on the fair market value at the date of grant and totaled $866,250. This amount was expensed during the year ended December 31, 1996, and is included in the consolidated statement of operations as general and administrative expenses.

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

G.       OPTIONS

During 1997, the Company granted stock options to purchase 2,062,723 shares of the Company's common stock. The options were issued to consultants and various employees under the Company's Employee Stock Option Plan.
                                                          NUMBER
STOCK OPTIONS                                            OF SHARES
                                                       -----------
Outstanding at December 31, 1994
Granted at $0.50-$5.50 per share                          3,937,136
Less exercised at $0.50-$1.50 per share                    (865,000)
Lapsed or canceled
Outstanding at December 31, 1995                          3,072,136
Granted at $.37-$6.00 per share                          11,417,364
Less exercised at $0.37-$2.50 per share                  (4,470,000)
Lapsed or canceled                                         (376,532)
                                                       ------------
Outstanding at December 31, 1996                          9,642,968
Granted at $.50-1.50 per share                            2,062,723
Less exercised at $.50 per share                           (323,857)
Lapsed or canceled                                       (6,623,507)
                                                       ------------
Outstanding at December 31, 1997                          4,758,327
                                                       ============

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

The following table summarizes information about stock options outstanding at December 31, 1997:

                           Number           Weighted          Weighted         Number         Weighted
      Range of           outstanding         Average           average     exercisable at      average
      exercise           at December        remaining         exercise      December 31,      exercise
        price             31, 1997       contractual life       price           1997            price
    $      0.50           2,062,723      1,085 days            $ 0.50         1,142,723         N/A

    $      1.00             120,000      1,096 days            $ 1.00           120,000         N/A

    $      1.50             620,000      521 days              $ 1.50           620,000         N/A

    $      2.00             300,000      1,096 days            $ 2.00           300,000         N/A

    $      2.50           1,255,604      230 days              $ 2.50         1,255,604         N/A

    $ 4.00-$6.00            400,000      550 days              $ 4.88           400,000         N/A

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

                                          DECEMBER 31, 1997              DECEMBER 31, 1996
                                       ---------------------          --------------------
  Net income          As reported           $(14,679,286)                  $(9,860,733)
   (Loss)             Pro forma             (14,763,385)                   (13,083,931)

  EPS                 As reported           $       (.73)                  $       (.89)
                      Pro forma                     (.74)                         (1.12)


Pro forma net income reflects only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation expense for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation expense is reflected over the options' vesting period of four years, and compensation expense for options granted prior to January 1, 1996 is not considered.

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

Each warrant can be exercised for one share of the Company's common stock. The following is a summary of warrants outstanding and their terms as of December 31, 1997:

                                                           NUMBER
 WARRANTS                                                 OF SHARES
Outstanding at December 31, 1994                                 --
Granted at $2.50-$5.00 per share                          1,109,334
Less exercised                                                   --
Lapsed or canceled                                               --

Outstanding at December 31, 1995                          1,109,334
Granted at $1.50 - $4.00 per share                          822,584
Less exercised                                                   --
Lapsed or canceled                                               --
                                                         ----------

Outstanding at December 31, 1996                          1,931,918
Granted at $1.00-$2.50 per share                            483,750
Granted at average trading price as defined                 223,937
Less exercised                                                   --
Lapsed or canceled                                               --
                                                         ----------

Outstanding at December 31, 1997                          2,639,605
                                                         ==========

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

     NUMBER                                                OPTION
   OF OPTIONS      OPTION TYPE      EXERCISE PRICE     EXPIRATION DATE
    700,000               A              $ 2.50          1/13/2000
    700,000               B              $ 4.00          1/13/2004


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

J.       Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). SFAS No. 128 supersedes APB Opinion No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is computed similarly to fully diluted EPS under APB Opinion No. 15. The following is a reconciliation of the basic and diluted EPS computations for income/(loss) available to Common Stockholders. Loss per share for 1997 and 1996 were restated to comply with a SEC announcement regarding beneficial conversion features embedded in a convertible security.

                                                                                      Period from
                                                                                    January 1, 1994
                                                      December 31,    December 31,      through
                                                          1997            1996        December 31,
                                                                                          1997
     Basic and Diluted Earnings per Share:

     Shares outstanding at beginning of
       period                                          17,823,445       8,387,064                --

     Shares issued for conversion of debentures         1,372,412         852,609         1,559,093

     Shares issued for option exercised                   308,773       1,528,536         1,976,903

     Shares issued for restructuring of
       convertible debentures                             296,301              --            74,025

     Shares issued for stock subscribed                   230,474              --            57,579

     Shares issued for license dispute                     28,574              --             7,170

     Canceled shares                                           --        (378,567)         (473,662)

     Shares issued in connection with
       private placement                                       --         450,784           669,565

     Preferred Stock converted to common stock                 --         547,135           380,493

     Shares issued for cash                                    --         822,483         4,940,138

     Shares issued for assets purchased                        --         174,172           655,698

     Shares issued for services                             1,623              --           340,645
                                                     ------------     -----------      ------------
     Weighted average common shares outstanding        20,061,602      12,384,216        10,187,647
                                                     ============     ===========      ============



The  following   potentially  dilutive  securities  were  not  included  in  the
computation   of  dilutive   EPS  because  the  effect  of  doing  so  would  be
antidilutive.

                                                     December 31,   December 31,
                                                         1997           1996

 Options                                               4,758,327      6,162,364
 Warrants                                              2,639,603      1,931,917
 Convertible Preferred Stock                           4,562,500             --
 Convertible debentures                                       --      1,053,640
                                                     -----------     ----------
                                                      11,960,430      9,147,921

(9)      INCOME TAXES

A reconciliation of the Company's income tax provision as compared to the tax provision calculated by applying the statuatory federal income tax rate (35%) to the net loss before income taxes for the year ended December 31, 1997 and 1996 are as follows:

                                                    1997           1996
                                               -------------  -------------

Computed "expected" income tax benefit at 35%   $(5,137,750)   $(3,352,649)
Change in valuation allowance                     5,034,975      2,290,580
Non deductible expenses for tax purposes            102,775      1,062,069
                                               =============  =============
                                               $          -   $          -
                                               =============  =============


The major components of the deferred tax assets and liabilities at December 31, 1997 and 1996 are presented below:

                                                                     1997            1996
                                                                -------------   -------------
Deferred tax assets:
     Net operating loss carryforwards                           $ 10,392,915    $  8,167,451
     Management agreements                                         2,508,435
                                                                                           -
     Accruals net currently deductible for tax purposes              591,074
                                                                                           -
     Investment in JJ&D & LLC                                        155,216
                                                                                           -
     Allowance for doubtful accounts
                                                                      15,750               -
     FCC licenses
                                                                           -          25,624
     Other
                                                                           -           5,259
                                                                -------------   -------------
                                                                  13,663,390       8,198,334
Less valuation allowance                                         (13,146,926)     (8,111,951)
                                                                -------------   -------------
Deferred tax assets                                             $    516,464    $     86,383
                                                                =============   =============

Deferred tax liabilities:
     Property and equipment                                        (321,173)
                                                                                     (86,383)
     FCC licenses                                                  (160,212)
                                                                                           -
     Other
                                                                    (35,079)               -
                                                                -------------   -------------
Deferred tax liabilities                                           (516,464)         (86,383)
                                                                -------------   -------------

Net Deferred Tax Assets                                         $         -     $         -
                                                                =============   =============

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


(10)     RELATED PARTY TRANSACTIONS

During 1997, the Company traded, with a stockholder in JJ&D, one hundred channels, with a cost basis of $1 million, in exchange for certain specialized SMR equipment with a similar market value and no gain or loss was recognized on the transaction. These channels were non-strategic to the Company's business plan.

(11)     COMMITMENTS AND CONTINGENCIES

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

As a result of the ruling, the Company restructured its build-out plan and prioritized the channels based on detailed criteria relating to engineering specifications, demographics, competition, market conditions and dealer characteristics. Based on the results of prioritization and the construction deadline stipulated by the FCC, the Company believed the value of certain licenses under the Management Agreements and Options to Acquire Licenses had been permanently impaired. For the approximately 5,500 channels, management allocated a portion of the original purchase price based on estimated fair market value determined by the criteria mentioned above. Based on this process, management estimated the Company would be able to meet FCC construction requirements on approximately 2,800 channels, before November 20, 1997. These channels were allocated an aggregate value of $25,329,931. The remaining channels, approximately 2,700, were determined to be permanently impaired. As a result, the company recorded an impairment charge allowance of $7,166,956. As of November 20, 1997 the Company had met all of the FCC's construction requirements for approximately 3,800 of the 5,500 channels. As a result the Company exceeded its estimate by approximately 1,000 channels. The cost basis of the management agreements and options to acquire licenses will not be adjusted to reflect the excess of the actual build out over the estimate, in accordance with SFAS No. 121 "Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of".

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

(12)     MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a negative working capital of $7,539,345, and has a $32,400,439 deficit accumulated during the development stage that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(13)     SUBSEQUENT EVENTS.

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

         NONE


27.1     Financial Data Schedule (31)
-------------

FORM 10-KSB/A


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

/s/ Robert W. Moore                                      Date: November 24, 1998
Robert W. Moore, President,
Chief Executive Officer and Director

/s/ Richard C. Leto                                      Date: November 24, 1998
Richard C. Leto
Chief Financial Officer

/s/ Rick D. Rhodes                                       Date: November 24, 1998
Rick D. Rhodes
Chief Regulatory Officer

/s/ Jan S. Zwaik                                         Date: November 24, 1998
Jan S. Zwaik, Chief Operating
Officer, Director

                                  EXHIBIT INDEX

Exhibit No.                 Description




27.1     Financial Data Schedule (31)