Form 10QSB/A
period 1998-03-31
CHADMOORE WIRELESS GROUP INC
filed 1998-11-25
CIK 815755

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


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

                         CHADMOORE WIRELESS GROUP, INC.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

             COLORADO                                       84-1058165
--------------------------------                --------------------------------
(State of other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                             Identification No.)

             2875 EAST PATRICK LANE SUITE G, LAS VEGAS, NEVADA 89120
             -------------------------------------------------------
                    (Address of principal executive offices)


                           (Issuer's telephone number)    (702) 740-5633
                                                      ----------------------

              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                                       -

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

AS OF MAY 11, 1998 ISSUER HAD 34,996,566 SHARES OF COMMON STOCK, .001 PAR VALUE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [  ] No [X]

                                      INDEX

PART I - FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS                                      PAGE

                Unaudited  Consolidated  Financial  Statements of
                Chadmoore  Wireless Group, Inc., and Subsidiaries
                (a development stage company):

                 Consolidated Balance Sheets:
                            As of March 31, 1998 and December 31, 1997      2

                 Consolidated Statements of Operations:
                    For the Three Months Ended March 31, 1998 and 1997
                    and for the Period from January 1, 1994
                    (inception) through March 31, 1998                      3

                 Consolidated Statement of Shareholders' Equity
                    For the Three Months ended March 31, 1998               4

                 Consolidated Statements of Cash Flows:
                    For the Three Months Ended March 31, 1998 and 1997
                    and for the Period from January 1, 1994
                    (inception) through March 31, 1998                      5-6

                      Notes to Unaudited Consolidated Financial Statements  7-13


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND PLAN OF OPERATION                                      14-21

       PART II - OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS                                          22-23

       ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  24

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            24

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS      24

       ITEM 5.  OTHER INFORMATION                                          24

       ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K                   25-26

       SIGNATURES                                                          27

Chadmoore Wireless Group, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Balance Sheets
March 31, 1998 and December 31, 1997

                                                                                 MARCH 31,     DECEMBER 31,
                                                                                   1998            1997
                                                                                 UNAUDITED
                                                                                  Restated        Restated
                                 ASSETS
Current assets:
    Cash                                                                      $    863,703     $    959,390
    Accounts receivable, net of allowance for doubtful accounts of $16,600         293,050          265,935
      and $45,000, respectively
    Other receivables                                                               73,727           99,223
    Inventory                                                                       84,762           89,133
    Deposits and prepaids                                                          300,697          130,858
                                                                              ------------     ------------
              Total current assets                                               1,615,939        1,544,539
                                                                              ------------     ------------

Property and equipment, net                                                      5,921,004        5,809,168
FCC  licenses,  net of  accumulated  amortization  of $258,338 and $231,917,     9,281,482        6,726,954
respectively
Debt  issuance  costs,  net of  accumulated  amortization  of $3,598 and $0,       141,254               --
respectively
Management agreements                                                           16,623,573       16,623,573
Investment in options to acquire licenses                                        7,508,358        7,156,358
Investment in license options                                                    3,181,600        4,113,995
Non-current deposits and prepaids                                                   56,928           32,928
                                                                              ------------     ------------
              Total assets                                                    $ 44,330,138     $ 42,007,515
                                                                              ============     ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current installments of long-term debt and capital lease obligations      $  3,449,354     $  2,638,414
    Accounts payable                                                             1,193,054        1,165,425
    Accrued liabilities                                                          1,089,889        1,106,029
    Unearned revenue                                                               197,342          107,057
    Licenses - options payable                                                     350,000          350,000
    License option commission payable                                            3,412,000        3,412,000
    Accrued interest                                                               296,110          173,686
    Other current liabilities                                                      149,215          131,273
                                                                              ------------     ------------
              Total current liabilities                                         10,136,964        9,083,884
                                                                              ------------     ------------

Long-term debt, excluding current installments                                   7,082,523        4,614,157
Minority interests                                                                 346,524          352,142
                                                                              ------------     ------------
               Total liabilities                                                17,566,011       14,050,183
                                                                               ------------     ------------


Shareholders' equity :
    Preferred Stock, $.001 par value. Authorized 40,000,000 shares:
       Series A issued and canceled  250,000  shares,  0 shares  outstanding
         at March 31, 1998 and December 31, 1997.                                       --               --
       Series B issued and outstanding 139,481 at March 31, 1998 and
         219,000 shares at December 31, 1997                                           139              219
    Common stock, $.001 par value.  Authorized  100,000,000  shares;  issued and outstanding  24,218,917  shares  at March 31,  1998 and
         21,163,847 shares at December 31, 1997                                     24,218           21,164
    Additional paid-in capital                                                  60,939,355       60,303,498
    Stock subscribed                                                                    --           32,890
    Deficit accumulated during the development stage                           (34,199,585)     (32,400,439)
                                                                              ------------     ------------

              Total shareholders' equity                                        26,764,127       27,957,332
                                                                              ------------     ------------

Total liabilities and shareholders' equity                                    $ 44,330,138     $ 42,007,515
                                                                              ============     ============

See accompanying notes to unaudited consolidated financial statements.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Unaudited Consolidated Statements of Operations
For the Three  Months  Ended  March 31,  1998 and 1997 and for the  Period  from
January 1, 1994 (inception) through March 31, 1998


                                                                                                          PERIOD FROM
                                                                  3 MONTHS ENDED MARCH 31,             JANUARY 1, 1994
                                                             ---------------------------------------        THROUGH
                                                                     1998               1997            MARCH 31, 1998
                                                                                       Restated             Restated
     Revenues:
         Radio services                                          $   371,578         $   141,491          $  1,683,463
         Equipment sales                                              85,528             251,391             1,716,485
         Maintenance and installation                                 58,740              98,840               674,317
         Management fees                                                  --                  --               472,611
         Other                                                           246               7,127                58,108
                                                                 -----------         -----------          ------------


                                                                     516,092             498,849             4,604,984
                                                                 -----------         -----------          ------------

     Costs and expenses:
         Cost of sales                                               182,873             272,114             1,949,779
         Salaries, wages and benefits                                453,250             576,040             5,794,308
         General and administrative                                  832,400             760,274            17,494,146
         Cost of settlement of license dispute                            --                  --               143,625
         Depreciation and amortization                               194,134             160,358             1,487,347
                                                                 -----------         -----------          ------------
                                                                   1,662,657           1,768,786            26,869,205
                                                                 -----------         -----------          ------------

     Loss from operations                                         (1,146,565)         (1,269,937)          (22,264,221)
                                                                 -----------         -----------          ------------

     Other income (expense):
         Minority interest                                            (9,297)                 --                10,069
         Interest expense (net) (restated Note 1)                   (460,370)           (305,952)           (5,157,837)
         Loss on reduction of management agreements and
          licenses to estimated fair value                                --                  --            (7,166,956)
         Standstill agreement expense                               (182,914)                 --              (182,914)
         Writedown of investment in JJ&D, LLC                             --                  --              (443,474)
         Gain on settlement of debt                                       --                  --               887,402
         Gain on sale of assets                                           --                  --               330,643
         Loss on retirement of note payable                               --                  --               (32,404)
         Other, net                                                       --                  --              (179,893)
                                                                 -----------         -----------          ------------
                                                                    (652,581)           (305,952)          (11,935,364)
                                                                 -----------         -----------          ------------

     Net loss                                                    $(1,799,146)        $(1,575,889)          (34,199,585)
                                                                 -----------         -----------         -------------

   Calculation of net loss applicable to common shareholders:
    Preferred stock preferences                                           --                  --            (1,203,704)
    Series B Preferred Stock dividends                               (10,732)                 --               (10,732)
                                                                 -----------         -----------         -------------
    Net loss applicable to common shares                         $(1,809,878)        $(1,575,889)        $ (35,414,021)
                                                                 ============        ===========         =============


    Net loss per basic and diluted shares                        $     (0.08)        $     (0.08)        $       (3.25)
                                                                 ============        ===========         =============

      Weighted average number of commmon shares outstanding        22,339,773          19,151,200            10,892,800
                                                                 ============        ============        =============


See accompanying notes to unaudited consolidated financial statements.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Unaudited Consolidated Statements of Shareholders' Equity


For the three months ended March 31, 1998


                                                                                           DEFICIT
                               PREFERRED STOCK         COMMON  STOCK                     ACCUMULATED
                            -------------------  ----------------------    ADDITIONAL       DURING                     TOTAL
                            OUTSTANDING           OUTSTANDING               PAID-IN      DEVELOPMENT     STOCK     SHAREHOLDERS'
                              SHARES     AMOUNT     SHARES       AMOUNT     CAPITAL         STAGE      SUBSCRIBED     EQUITY
                              -------    ------  ------------   -------   -----------   -------------  ----------  -------------
Balance at December 31, 1997,
  as restated                 219,000      $219    21,163,847   $21,164   $60,303,498   $(32,400,439)    $ 32,890   $27,957,332
Shares issued under employee
  compensation plan                --        --       108,500       108        55,879             --           --        55,987
Shares issued for subscribed
  stock                            --        --        11,400        11        32,879             --      (32,890)           --
Shares issued for exercise of
  license option                   --        --       800,000       800       351,200             --           --       352,000
Shares issued for conversion of
 preferred stock              (79,519)      (80)    1,803,052     1,803        (1,723)            --           --            --
Shares issued for preferred
 stock dividend                    --        --        22,095        22           (22)            --           --            --
Shares issued for
 standstill agreement              --        --       310,023       310       182,604             --           --       182,914
Compensation expense for
 options issued                    --        --            --        --        15,040             --           --        15,040
Net loss                           --        --            --        --           --      (1,799,146)         --    (1,799,146)
                              -------    ------  ------------   -------   -----------   -------------  ----------  -------------
Balance at March 31, 1998,
 as restated                  139,481    $  139    24,218,917   $24,218   $60,939,355   $( 34,199,585) $     --     $26,764,127
                              =======    ======  ============   =======   ============  =============  ==========  =============

See accompanying notes to unaudited consolidated financial statements.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Unaudited Consolidated Statements of Cash Flows
For the Three  Months  Ended  March 31,  1998 and 1997 and for the  Period  from
January 1, 1994 (inception) through March 31, 1998


                                                                     3 MONTHS ENDED MARCH 31,               PERIOD FROM
                                                           -------------------------------------------    1/1/94 THROUGH
                                                                    1998                   1997           March 31, 1998
                                                                                          Restated            Restated
                                                           ---------------------  ---------------------  ---------------
 Cash flows from operating activities:
   Net loss                                                     $(1,799,146)           $(1,575,889)        $(34,199,585)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
        Minority interest                                             9,297                     --              (10,069)
        Depreciation and amortization                               194,134                160,358             1,487,347
        Non-cash interest expense (restated Note 1)                      --                242,281             3,802,469
        Writedown of management agreements and licenses to
         estimated fair value                                            --                     --             7,166,956
        Writedown of investment in JJ&D, LLC                             --                     --               443,474
        Release of license options                                       --                     --               330,882
        Writedown of prepaid management rights                           --                     --                81,563
        Gain on extinguishment of debt                                                                          (839,952)
        Gain on sale of assets held for resale                           --                     --              (330,643)
        Shares issued for settlement of license dispute                  --                     --               127,125
        Standstill agreement                                        182,914                     --               182,914
        Amortization of debt discount                               310,392                 37,289               576,904
        Equity in losses from minority investments                       --                     --                 1,322
        Expenses associated with:
           Stock issued for services                                     --                     --             2,605,036
           Options issued for services                               15,040                     --             4,052,504
        Changes in operating assets and liabilities:
           Increase in accounts receivable and other receivables     (1,621)               (63,527)             (198,315)
           Decrease (increase) in inventory                           4,371                (16,688)               (6,781)
           (Increase) decrease in deposits and prepaid expenses    (193,839)                15,439              (314,833)
           Increase in accounts payable and accrued liabilities      67,474                 79,548             2,340,557
           Increase in unearned revenue                              90,285                     --               197,522
           Increase in license options commission payable                --                     --               524,800
           Increase in accrued interest                             122,424                  1,849               614,373
           Increase in other current liabilities                     18,500                  3,439               170,193
                                                                -----------            -----------           -----------

 Net cash used in operating activities                             (979,775)            (1,115,901)          (11,194,237)
                                                                -----------            -----------           -----------
  Cash flows from investing activities:
   Purchase of assets from General Communications, Inc.                  --                     --              (352,101)
   Investment in JJ&D, LLC                                               --                     --              (100,000)
   Purchase of Airtel Communications, Inc. assets                        --                     --               (50,000)
   Purchase of CMRS and 800 SMR Network, Inc.                            --                     --            (3,547,000)
   Purchase of SMR station licenses                                      --                     --            (1,398,575)
   Purchase of license options                                      (99,999)              (191,700)           (1,786,444)
   Sale of management agreements and options to acquire
      licenses                                                           --                     --               500,000
   Purchase of property and equipment                              (293,297)              (212,090)           (4,917,472)
   Sale of property and equipment                                        --                     --               827,841
   Purchase of assets held for resale                                    --                     --              (219,707)
   Sale of assets held for resale                                        --                     --               700,000
   Increase in other non-current assets                                  --                     --               (11,123)
                                                                -----------            -----------           -----------
 Net cash used in investing activities                             (393,296)              (403,790)          (10,354,581)
                                                                -----------            -----------           -----------

         (Continued)

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated  Statements of Cash Flows, Continued For the Three Months
Ended  March  31,  1998  and  1997  and for the  Period  from  January  1,  1994
(inception) through March 31, 1998


                                                                     3 MONTHS ENDED MARCH 31,               PERIOD FROM
                                                           -------------------------------------------    1/1/94 THROUGH
                                                                    1998                   1997              03/31/98
                                                                                         Restated            Restated
                                                           ---------------------  ---------------------  ---------------
Cash flows from financing activities:
     Proceeds upon issuance of common stock                     $        --            $        --           $ 4,316,543
     Proceeds upon issuance of preferred stock                           --                     --             3,848,895
     Proceeds upon exercise of options - related parties                 --                     --                62,500
     Decrease in stock subscriptions receivable, net                     --                     --              (637,193)
         of stock subscribed
     Proceeds upon exercise of options - unrelated parties               --                     --             3,075,258
     Purchase and conversion of CCI stock                                --                     --                45,000
     Advances from related parties                                       --                     --               767,734
     Payment of advances from related parties                            --                     --               (73,000)
     Debt issuance costs                                           (144,852)                    --              (144,852)
     Payments of long-term debt and capital lease obligations      (190,784)              (120,081)           (1,160,050)
     Proceeds from issuance of notes payable                             --                     --               375,000
     Proceeds from issuance of long-term debt                     1,613,020              1,530,000            11,936,686
                                                                -----------            -----------           -----------

Net cash provided by financing activities                         1,277,384              1,409,919            22,412,521
                                                                -----------            -----------           -----------
Net (decrease) increase in cash                                     (95,687)              (109,772)              863,703
Cash at beginning of period                                         959,390              1,463,300                    --
                                                                -----------            -----------           -----------
Cash at end of period                                           $   863,703            $ 1,353,528           $   863,703
                                                                ===========            ===========           ===========



Supplemental disclosure of cash paid for:
     Taxes                                                      $        --            $        --           $        --
     Interest                                                   $    27,578            $     7,332           $   432,557
                                                                ===========            ===========           ===========

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

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

A.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Chadmoore Wireless Group, Inc. and subsidiaries and consolidated partnerships (the "Company"), (a development stage company), and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission Form 10-QSB. All material adjustments, consisting of normal recurring accruals which are, in the opinion of management, necessary to present fairly the financial condition and related results of operations, cash flows and shareholders' equity for the respective interim periods presented are reflected. The current period results of operations are not necessarily indicative of the results for any other interim period or for the full year ended December 31, 1998. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-KSB and 10-KSB/A for the years ended December 31, 1997.

As discussed in Note 4, the Company has restated its previously issued Form 10-QSB for the three months ended March 31, 1997 in its March 31, 1998 Form 10-QSB/A to comply with a SEC announcement with respect to issuing convertible debentures which are convertible into common stock at a discount.


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

D.  LOSS PER SHARE

Basic and diluted loss per share were computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Prior years have been restated to reflect the application of SFAS 128. As discussed in
Note 4, earnings per share for the quarter ended March 31, 1997 was restated to comply with the SEC announcement regarding beneficial conversion features embedded in convertible securities.

E. CUSTOMER ACQUISITION COSTS

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

The Company amended several Option Agreements whereby the Company would make quarterly installment payments toward the purchase of channels. With respect to these agreements, the Company is in default thereof. Approximately $350,000 of accrued installment payments has been recorded at March 31, 1998 in "Licenses - options payable". If the holder requests remedy, in writing, the Company has thirty days to remedy any deficiency by sending monies totaling all outstanding installment payments due such holder. The Company addresses each request on a case by case basis and determines, based on various factors, whether to pay the outstanding installment payments, purchase the license in full with a promissory note or cancel the Option Agreement. As of March 31, 1998, holders of such amended Option Agreements have not elected to terminate the options or exercise other available remedies. If the Company elects to cancel the Option Agreement all consideration paid is retained by the licensee and expensed by the Company. If the Company were to exercise the remaining outstanding Option Agreements for approximately 880 channels as of March 31, 1998, the obligations would total approximately $17 million.

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

(3)      REVENUES AND COST OF SALES

The Company had revenues from equipment sales of $85,528 and $251,391 for the three months ended March 31, 1998 and 1997, respectively. The cost of sales associated with these revenues were $75,977 and $189,826 for the three months ended March 31, 1998 and 1997, respectively.

(4) LONG-TERM DEBT

DEBT ISSUANCES

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

In a 1997 announcement, the staff of the Securities and Exchange Commission ("SEC") indicated that when convertible debentures are convertible at a discount from the then current common stock market price, a "beneficial conversion feature", should be recognized as a return to the debt holders. The SEC staff believes any discount resulting from an allocation of the proceeds equal to the intrinsic value should be allocated to additional paid-in capital and increase the effective interest rate of the security and should be reflected as a debt discount and amortized to interest expense over the period beginning on the date of issuance of the notes and ending on the date the notes are first convertible. The beneficial conversion feature of approximately $767,986 embedded in the convertible debentures issued during February 1997 was not recorded in the Company's previously filed March 31, 1997 Form 10-QSB. Because of the SEC announcement, the Company has restated its March 31, 1997 Form 10-QSB unaudited consolidated financial statements in its March 31, 1998 Form 10-QSB/A to reflect such announcement.

The debt discount of $767,986 associated with the issuance of the convertible debentures is being amortized to interest expense over 130 days. Approximately $242,281 was amortized to interest expense for the quarter ended March 31, 1997. Accordingly, interest expense for the quarter ended March 31, 1997 has been restated from $63,671 to $305,952 respectively. In addition, earnings per share for the quarter ended March 31, 1997 has been restated from $.07 to $.08 per share.

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

On October 30, 1997, two subsidiaries of the Company, CCI and CMRS, ("CCI" and "CMRS") entered into a First Amendment and Financing and Security Agreement with MarCap Corporation ("MarCap") which amended that certain Financing and Security Agreement dated October 29, 1996 between CCI and Motorola, Inc. ("Motorola" and the "Motorola Loan Facility"), the interest of Motorola therein having been assigned to MarCap, pursuant to which MarCap extended to CCI and CMRS an additional loan facility (the "MarCap Facility") in a maximum amount of $2,000,000.

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

 (6) COMMITMENTS AND CONTINGENCIES

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

(7)      MANAGEMENT PLANS

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a negative working capital of $8,521,025, and has a $34,199,585 deficit accumulated during the development stage that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described below. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(8) SUBSEQUENT EVENTS

On May 4, 1998, pursuant to an Investment Agreement ("Agreement"), dated May 1, 1998 between the Company and Recovery Equity II L.P. ("Recovery"), Recovery purchased, for $7,500,000, from the Company, 8,854,662 shares of common stock, 10,119,614 shares of mandatorily redeemable Series C preferred stock, an eleven-year warrant to purchase up to 14,612,796 shares of common stock at an exercise price of $.001, a three-year warrant to purchase up to 4,000,000 shares of common stock at an exercise price of $1.25, and a five and one-half year warrant to purchase up to 10,119,614 shares of common stock at an exercise price of $.3953. The warrants contain certain provisions which restrict conversion and/or provide adjustments to the conversion price and number of shares. In conjunction with the Agreement, the Company engaged an investment banking firm which determined a fair value for each security issued pursuant to the Agreement. Consistent with this determination, the Company has allocated the proceeds of $7,500,000 to the securities based on relative fair values.

On May 1, 1998, the Company and Recovery entered into a Shareholders Agreement which stipulated that the Company and each of the Shareholders shall take all action necessary to cause the Board to consist of two Directors to be designated by the Recovery Shareholders, two Directors designated by the Chief Executive Officer of the Company, and two independent Directors.

On May 1, 1998, the Company and Recovery entered into an Advisory Agreement commencing on May 1, 1998 and ending on the fifth anniversary, The Consultant shall devote such time and efforts to the performance of providing consulting and management advisory services for the Company. In consideration of the consultants provision of the services to the Company, the Company shall pay the consultant an annual fee of $312,500 beginning on the first anniversary which shall be paid in advance, in equal monthly installments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following is a discussion of the unaudited consolidated financial condition and results of operations of Chadmoore Wireless Group, Inc., together with its subsidiaries (collectively "Chadmoore" or the "Company"), for the quarter ended March 31, 1998, and 1997, respectively.

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

During the year ended December 31, 1997, the Company's primary activities were acquiring assets (spectrum and infrastructure), attempting to secure capital, performing engineering activities, and assembling and installing infrastructure on antenna sites. To a far lesser degree the Company concentrated on establishing distribution, marketing and building a customer base. Planned principal operations have commenced, but there has been no significant revenue therefrom. The Company has determined it is still devoting most of its efforts to activities such as financial planning, raising capital, acquiring operating assets, training personnel, developing markets and building its network of licenses. In addition, approximately 45% of 1997 revenue was derived from non-core business activities which is not the primary focus of its operations. The Company's normal operations would be selling air-time to customers in 175 secondary and tertiary markets throughout the continental United States, not selling and servicing radio equipment. Management believes the Company continues to be a development stage company, as set forth in Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Developmental Stage Enterprises". The Company will emerge from developmental stage when its primary activities are focused on distribution, marketing and building its customer base and there is significant revenue therefrom, which the Company anticipates to occur during 1999.

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

Net interest expense increased $154,418, or 50.5%, to $460,370 in the first quarter of 1998 from $305,952 in the first quarter of 1997, which may be attributed to higher average balances outstanding under loan facilities and additional notes payable to licensees, from the exercise of Option Agreements, partially off-set by a "beneficial conversion feature" associated with the issuance of convertible debentures convertible at a discount from the then current common stock market price recorded as interest expense in 1997.

Based on the foregoing, the Company's net loss increased $223,257, or 14.2%, to $1,799,146, or $0.08 per basic and diluted share, in the first quarter of 1998 from $1,575,889, or $0.08 per basic and diluted share, in the first quarter of 1997.

(3) LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 30, 1998 and 1997, the Company used net cash in operating activities of $979,775. The Company continues to fund operations through financing activities as the Company continues to be in the development stage. The major use of cash for the three months ended March 30, 1998 and 1997 was the acquisition of communication assets. The major source of cash for three months ended March 30, 1998 and 1997 are proceeds from issuance of long-term debt.

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

On May 4, 1998, pursuant to an Investment Agreement ("Agreement"), dated May 1, 1998 between the Company and Recovery Equity II L.P. ("Recovery"), Recovery purchased, for $7,500,000, from the Company, 8,854,662 shares of common stock, 10,119,614 shares of mandatorily redeemable Series C preferred stock, an eleven-year warrant to purchase up to 14,612,796 shares of common stock at an exercise price of $.001, a three-year warrant to purchase up to 4,000,000 shares of common stock at an exercise price of $1.25, and a five and one-half year warrant to purchase up to 10,119,614 shares of common stock at an exercise price of $.3953. The warrants contain certain provisions which restrict conversion and/or provide adjustments to the conversion price and number of shares. In conjunction with the Agreement, the Company engaged an investment banking firm which determined a fair value for each security issued pursuant to the Agreement. Consistent with this determination, the Company has allocated the proceeds of $7,500,000 to the securities based on relative fair values.

On May 1, 1998, the Company and Recovery entered into an Advisory Agreement commencing on May 1, 1998 and ending on the fifth anniversary, The Consultant shall devote such time and efforts to the performance of providing consulting and management advisory services for the Company. In consideration of the consultants provision of the services to the Company, the Company shall pay the consultant an annual fee of $312,500 beginning on the first anniversary which shall be paid in advance, in equal monthly installments.

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

The Company's unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the unaudited consolidated financial statements, the Company has suffered recurring losses from operations, has a negative working capital, and has a deficit accumulated during the development stage that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company intends to vigorously defend the Second Amended Complaint and to pursue the claims set forth in the Cross- Complaint. At this time, the outcome of this litigation cannot be predicted with certainty. Although the Company intends to defend the action vigorously, it is still in its early stages and no substantial discovery has been conducted in this matter. Accordingly, at this time, the Company is unable to predict the outcome of this matter. A non-binding mediation is scheduled for June 12, 1998 before a retired judge of the superior court.

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

                                   By: /s/ Richard C. Leto
                                        Richard C. Leto
                                        Chief Financial Officer

                                   By: /s/ Rick D. Rhodes
                                        Rick D. Rhodes
                                        Chief Regulatory Officer

                                   By: /s/ Jan S. Zwaik
                                        Jan S. Zwaik
                                        Chief Operating Officer

                                   Date: November 24, 1998

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                    DESCRIPTION

   11             Computation of per share amounts (2)

   27.1           Financial Data Schedule 1998 (2)

   27.2           Financial Data Schedule 1997 (2)

(1) Incorporated  by reference to Exhibit 10.16 to the Company's Form 8-K, under
    Item 9, date of earliest event reported - February 17, 1998

(2)      Filed herewith.

(11) COMPUTATION OF PER SHARE AMOUNTS


                                                  Three Months Ended March 31
                                                  ---------------------------
                                                      1998           1997
                                                  ------------   ------------

Net income (loss)                                  (1,799,146)    (1,575,889)
Series B preferred stock dividend                     (10,732)            --
                                                  ------------   ------------
Net loss applicable to common shares               (1,809,878)    (1,575,889)
                                                  ============   ============

Weighted average common shares outstanding         22,339,773     19,151,200

Common equivalent shares  representing  shares      5,061,275      8,377,133
issuable upon exercise of stock options

Less common equivalents shares due to              (5,061,275)    (8,377,133)
antidilution

Adjusted dilutive weighted average shares
  outstanding                                      22,339,773     19,151,200
                                                  ============   ============
Basic net income(loss) per share                        (0.08)         (0.08)

Diluted net income (loss) per share                     (0.08)         (0.08)