Form 10QSB/A
period 1998-06-30
CHADMOORE WIRELESS GROUP INC
filed 1998-11-25
CIK 815755

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

AS OF AUGUST 10, 1998 ISSUER HAD 35,915,676 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [  ] No [X]

                                      INDEX

 PART I - FINANCIAL INFORMATION                                             PAGE

 ITEM 1.  FINANCIAL STATEMENTS

 Unaudited Consolidated Financial Statements of Chadmoore Wireless Group, Inc. and Subsidiaries (a developmental stage company):

           Consolidated Balance Sheets:
             As of June 30, 1998 and December 31, 1997                   3

           Consolidated Statements of Operations:
             For the Six  Months Ended June 30, 1998 and 1997 and for the
             Period January 1, 1994 (inception) through June 30, 1998      4

           Consolidated Statements of Operations:
             For the Three Months Ended June 30, 1998 and 1997             5

           Consolidated Statement of Non-Redeemable Preferred Stocks, Common
             Stocks and other Shareholders' Equity
             For the Six Months ended June 30, 1998                        6

           Consolidated Statements of Cash Flows:
             For the Six Months Ended June 30, 1998 and 1997 and for the
             Period  January 1, 1994 (inception) through June 30, 1998    7-8

           Notes to Unaudited Consolidated Financial Statements           9-16

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN
          OF OPERATION                                                   17-26

 PART II - OTHER INFORMATION                                               27

 ITEM 1.  LEGAL PROCEEDINGS                                                27

 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                        27

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  27

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS            27

 ITEM 5.  OTHER INFORMATION                                                27

 ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K                       28-29

 SIGNATURES                                                                30

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets
June 30, 1998 and December 31, 1997

                                                                                 JUNE 30,      DECEMBER 31,
                                                                                   1998            1997
                                                                                UNAUDITED
                                                                                 Restated        Restated
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                 $  4,505,455     $    959,390
    Accounts receivable, net of allowance for doubtful accounts of $11,100
      and $45,000, respectively                                                    435,361          265,935
    Other receivables                                                               96,467           99,223
    Inventory                                                                      114,379           89,133
    Deposits and prepaids                                                          302,625          130,858
                                                                              ------------     ------------
              Total current assets                                               5,454,287        1,544,539

Property and equipment, net                                                      8,919,337        5,809,168
FCC licenses,  net of  accumulated  amortization  of  $330,091and  $231,917,    13,943,842        6,726,954
respectively
Debt issuance  costs,  net of  accumulated  amortization  of $15,670 and $0,       129,182               --
respectively
Management agreements and options to acquire licenses                           24,031,931       23,779,931
Investment in license options                                                    1,984,329        4,113,995
Non-current deposits and prepaids                                                   32,928           32,928
                                                                              ------------     ------------
              Total assets                                                    $ 54,495,836     $ 42,007,515
                                                                              ============     ============

                    LIABILITIES, REDEEMABLE PREFERRED STOCK AND NON REDEEMABLE
                 PREFERRED STOCKS, COMMONS STOCKS AND OTHER SHAREHOLDERS' EQUITY

Current liabilities:
    Current installments of long-term debt and capital lease obligations      $  4,590,787     $  2,638,414
    Accounts payable                                                             2,370,485        1,165,425
    Accrued liabilities                                                            726,224        1,106,029
    Unearned revenue                                                               293,859          107,057
    Licenses - options payable                                                     350,000          350,000
    License option commission payable                                            3,412,000        3,412,000
    Accrued interest                                                               385,861          173,686
    Other current liabilities                                                      913,080          131,273
                                                                              ------------     ------------
              Total current liabilities                                         13,042,296        9,083,884
                                                                              ------------     ------------

Long-term debt, excluding current installments                                   9,199,592        4,614,157
Minority interests                                                                 411,967          352,142
                                                                              ------------     ------------
              Total liabilities                                                 22,653,855       14,050,183

Redeemable Preferred Stock:
      Series C 4% cumulative, 10,119,614 shares issued and
          outstanding, net of discount of $3,272,784                               754,240               --

Non-Redeemable Preferred Stocks, Common Stocks, and other Shareholders Equity:
    Preferred Stock, $.001 par value. Authorized 40,000,000 shares:
      Series A issued and canceled 250,000 shares, 0 shares outstanding
          at June 30, 1998 and December 31, 1997                                        --               --
      Series B issued and outstanding 45,218 shares at June 30, 1998 and
          219,000 shares at December 31, 1997                                           45              219
    Common stock, $.001 par value.  Authorized  100,000,000  shares;  issued and outstanding  35,592,634  shares  at June 30,  1998 and  21,163,847
          shares at December 31, 1997                                               35,592           21,164
    Additional paid-in capital                                                  67,158,999       60,303,498
    Stock subscribed                                                                    --           32,890
    Deficit accumulated during the development stage                           (36,106,895)     (32,400,439)
                                                                              ------------     ------------
              Total Non-Redeemable Preferred Stocks, Common Stocks, and
                  other Shareholders Equity                                     31,087,741       27,957,332

              Total liabilities, Redeemable Preferred Stock and Non-Redeemable
               Preferred Stocks, Common Stocks, and other Shareholders Equity $ 54,495,836     $ 42,007,515
                                                                              ============     ============

See accompanying notes to unaudited consolidated financial statements.

CHADMOORE  WIRELESS GROUP,  INC. AND SUBSIDIARIES (A Development  Stage Company)

Unaudited  Consolidated  Statements of Operations  For the Six Months Ended June
30, 1998 and 1997 and for the Period from January 1, 1994 (inception) through June 30, 1998

                                                                                                              PERIOD FROM
                                                                                                           JANUARY 1, 1994
                                                                         6 MONTHS ENDED JUNE 30,                THROUGH
                                                                        1998                1997            JUNE 30, 1998
                                                                      RESTATED            RESTATED             RESTATED
                                                                ------------------- -------------------  --------------
     Revenues:
         Radio services                                             $   869,359         $   286,457          $  2,181,244
         Equipment sales                                                235,537             622,889             1,866,494
         Maintenance and installation                                   142,253             155,325               757,830
         Management fees                                                    --                  --                472,611
         Other                                                              473              17,213                58,335
                                                                    -----------         -----------          ------------
                                                                      1,247,622           1,081,884             5,336,514
                                                                    -----------         -----------          ------------
     Costs and expenses:
         Cost of sales                                                  401,710             545,489             2,168,616
         Salaries, wages, and benefits                                1,289,111           1,170,356             6,630,169
         General and administrative                                   1,759,189           1,407,616            18,420,935
         Depreciation and amortization                                  473,372             323,342             1,766,585
         Cost of settlement of license dispute                               --                  --               143,625
                                                                    -----------         -----------          ------------
                                                                      3,923,382           3,446,803            29,129,930
                                                                    -----------         -----------          ------------

     Loss from operations                                            (2,675,760)         (2,364,919)          (23,793,416)
                                                                    -----------         -----------          ------------
     Other income (expense):
         Minority interest                                              (34,597)                 --               (15,231)
         Interest expense (net)                                        (813,185)           (912,715)           (5,510,652)
         Loss on reduction of management agreements and
           licenses to estimated fair value                                  --          (7,166,956)           (7,166,956)
         Standstill agreement expense                                  (182,914)                 --              (182,914)
         Writedown of investment in JJ&D, LLC                                --                  --              (443,474)
         Gain on settlement of debt                                          --                  --               887,402
         Gain on sale of assets                                              --                  --               330,643
         Loss on retirement of note payable                                  --                  --               (32,404)
         Other, net                                                          --             (52,185)             (179,893)
                                                                    -----------         ------------         ------------
                                                                     (1,030,696)         (8,131,856)          (12,313,479)
                                                                    -----------         ------------         ------------

     Net loss                                                       $(3,706,456)        $(10,496,775)         (36,106,895)
                                                                    ============        ============         ============

    Calculation of net loss applicable to common shareholders:

       Preferred stock preferences                                           --                  --            (1,203,704)
       Series B Preferred stock dividend                                (56,486)                 --               (56,486)
       Series C Preferred stock dividend and accretion of
          amount payable upon redemption                                (68,929)                 --               (68,929)
                                                                    -----------         ------------         ------------
    Net loss applicable to common shares                            $(3,831,871)        $(10,496,775)        $(37,436,014)
                                                                    ===========         ============         ============

    Net loss per basic and diluted share                            $     (0.14)        $      (0.54)        $      (3.10)
                                                                    -----------         ------------         ------------
     Weighted average shares number of common shares outstanding     27,321,879           19,511,640           12,076,378
                                                                    ===========         ============         ============

See accompanying notes to unaudited consolidated financial statements.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Unaudited Consolidated Statements of Operations
For the Three Months Ended June 30, 1998 and 1997



                                                                         3 MONTHS ENDED JUNE 30,
                                                                    --------------------------------
                                                                        1998                1997
                                                                      RESTATED            RESTATED
                                                                   ------------        ------------
         Radio services                                             $   497,721         $   144,966
         Equipment sales                                                150,008             371,498
         Maintenance and installation                                    83,513              56,485
         Other                                                              228              10,085
                                                                    -----------         -----------
                                                                        731,470             583,034
                                                                    -----------         -----------
     Costs and expenses:
         Cost of sales                                                  218,777             273,375
         Salaries, wages and benefits                                   755,432             594,316
         General and administrative                                   1,007,218             647,342
         Depreciation and amortization                                  279,238             162,984
                                                                    -----------         -----------
                                                                      2,260,665           1,678,017
                                                                    -----------         -----------

     Loss from operations                                            (1,529,195)         (1,094,983)
                                                                    -----------         ------------
     Other income (expense):
         Minority interest                                              (25,300)                 --
         Interest expense (net)                                        (352,815)           (606,448)
         Loss on reduction of management agreements and
           licenses to estimated fair value                                  --          (7,166,956)
         Other, net                                                          --             (52,500)
                                                                    -----------         ------------
                                                                       (378,115)         (7,825,904)

     Net loss                                                       $(1,907,310)        $(8,920,887)
                                                                    ===========         ===========


     Calculation of net loss applicable to common shareholders:
        Series C Preferred Stock dividend and accretion of
           amount payable upon redemption                               (68,929)                  --
        Series B Preferred Stock dividend                               (45,754)                  --
                                                                    -----------         ------------
     Net loss applicable to common shareholders                     $(2,021,993)        $ (8,920,887)
                                                                    ===========         ============
     Net loss per basic and diluted share                           $     (0.06)        $      (0.45)
                                                                    ===========         ============
     Weighted average number of common shares outstanding            32,236,504           19,868,119
                                                                    ============        ============

See accompanying notes to unaudited consolidated financial statements.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

Unaudited Consolidated Statements of Non-Redeemable Preferred Stocks, Common Stocks, and other Shareholders' Equity
For the Six months ended June 30, 1998
                                                                                                                       TOTAL
                                                                                           DEFICIT                 NON-REDEEMABLE
                               PREFERRED STOCK         COMMON  STOCK                     ACCUMULATED               PREFERRED STOCKS,
                            -------------------  ----------------------    ADDITIONAL       DURING                COMMON STOCKS, AND
                            OUTSTANDING           OUTSTANDING               PAID-IN      DEVELOPMENT     STOCK   OTHER SHAREHOLDERS'
                              SHARES     AMOUNT     SHARES       AMOUNT     CAPITAL         STAGE      SUBSCRIBED     EQUITY
                              -------    ------  ------------   -------   -----------   -------------  ----------  -------------
Balance at December 31, 1997,
   as restated                219,000      $219    21,163,847   $21,164   $60,303,498   $(32,400,439)    $ 32,890   $27,957,332
Shares issued under employee
  compensation plan                --        --       108,500       108        55,878             --           --        55,986
Shares issued for
  subscribed stock                 --        --        11,400        11        32,879             --      (32,890)           --
Shares  issued for  exercise
  of license option                --        --       800,000       800       351,200             --           --       352,000
Shares issued for conversion
  of preferred stock         (173,782)     (174)    3,618,107     3,619        (3,445)            --           --            --
Shares issued for preferred
  stock dividend                   --        --        69,330        69           (69)            --           --            --
Shares issued for standstill
 agreement                         --        --       310,023       310       182,604             --           --       182,914
Compensation expense for
 options issue                     --        --            --        --        15,040             --           --        15,040
Shares issued for services         --        --       290,765       290       160,635             --           --       160,925
Shares issued for exercise
 of license option                 --        --        31,000        31        15,159             --           --        15,190
Shares  issued for  purchase
 of fixed assets                   --        --       335,000       335       188,715                                   189,050
Shares issued for cash             --        --     8,854,662     8,855     5,925,834             --          --      5,934,689
Accretion of amounts payable
 upon redemption for
 Series C Preferred Stock          --        --            --        --       (42,187)            --          --        (42,187)
Accrued dividends for Series
 C Preferred Stock                 --        --            --        --       (26,742)            --          --        (26,742)
Net loss                           --        --            --        --                   (3,706,456)         --     (3,706,456)
                              -------    ------  ------------   -------   -----------   -------------  ----------  -------------
Balance at June 30, 1998,
   as restated                 45,218    $   45    35,592,634   $35,592   $67,158,999   $(36,106,895)  $      --    $31,087,741
                              =======    ======  ============   =======    ==========   =============  ==========  =============

See accompanying notes to unaudited consolidated financial statements.

CHADMOORE  WIRELESS GROUP,  INC. AND SUBSIDIARIES (A Development  Stage Company)

Unaudited  Consolidated  Statements  of Cash Flows For the Six Months Ended June
30, 1998 and 1997 and for the Period from January 1, 1994 (inception) through June 30, 1998


                                                                      6 MONTHS ENDED JUNE 30,                PERIOD FROM
                                                           -------------------------------------------     JANUARY 1, 1994
                                                                                                               THROUGH
                                                                    1998                   1997             JUNE 30, 1998
                                                                  RESTATED               RESTATED              RESTATED
                                                           ---------------------  --------------------- -----------------
 Cash flows from operating activities:
   Net loss                                                     $(3,706,456)          $(10,496,775)         $(36,106,895)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
        Minority interest                                            34,597                     --                15,231
        Depreciation and amortization                               473,372                400,768             1,766,585
        Non-cash interest expense                                        --                767,986             3,802,469
        Writedown of management agreements and licenses to
          estimated fair value                                           --              7,166,956             7,166,956
        Writedown of investment in JJ&D, LLC                             --                     --               443,474
        Release of license options                                       --                     --               330,882
        Writedown of prepaid management rights                           --                     --                81,563
        Gain on extinguishment of debt                                   --                     --              (839,952)
        Gain on sale of assets held for resale                           --                     --              (330,643)
        Shares issued for settlement of license dispute                  --                     --               127,125
        Standstill agreement                                        182,914                     --               182,914
        Amortization of debt discount                               539,466                     --               805,978
        Equity in losses from minority investments                       --                     --                 1,322
        Expenses associated with:
           Stock issued for services                                     --                     --             2,605,036
           Options issued for services                               15,040                     --             4,052,504
        Changes in operating assets and liabilities:
           Increase in accounts receivable and other receivables   (125,517)              (153,699)             (322,212)
           Decrease increase in inventory                           (25,246)               (10,139)              (36,398)
           (Increase) decrease in deposits and prepaid expenses    (116,281)                50,856              (237,275)
           Increase in accounts payable and accrued liabilities     706,240                243,615             2,979,504
           Increase in unearned revenue                             186,802                     --               293,859
           Increase in license options commission payable                --                     --               524,800
           Increase in accrued interest                             212,175                 38,194               704,124
           Increase in other current liabilities                    822,278                 96,533               973,971
                                                                -----------            -----------           -----------
 Net cash used in operating activities                             (800,616)            (1,895,705)          (11,015,078)
                                                                -----------            -----------           -----------

Cash flows from investing activities:
   Purchase of assets from General Communications, Inc.                  --                     --              (352,101)
   Investment in JJ&D, LLC                                               --                     --              (100,000)
   Purchase of Airtel Communications, Inc. assets                        --                     --               (50,000)
   Purchase of CMRS and 800 SMR Network, Inc.                            --                     --            (3,547,000)
   Purchase of SMR station licenses                                      --                     --            (1,398,575)
   Purchase of license options                                     (156,409)              (195,350)           (1,842,854)
   Sale of management agreements and options to acquire licenses         --                     --               500,000
   Purchase of property and equipment                            (3,073,794)              (332,064)           (7,697,969)
   Sale of property and equipment                                        --                     --               827,841
   Purchase of assets held for resale                                    --                     --              (219,707)
   Sale of assets held for resale                                        --                     --               700,000
   Increase in other non-current assets                                  --                     --               (11,123)
                                                                -----------            -----------           -----------
 Net cash used in investing activities                           (3,230,203)              (527,414)          (13,191,488)
                                                                -----------            -----------           -----------


         (Continued)

CHADMOORE  WIRELESS GROUP,  INC. AND SUBSIDIARIES (A Development  Stage Company)

Unaudited  Consolidated  Statements of Cash Flows,  Continued For the Six Months
Ended June 30,  1998 and 1997 and for the Period  from  January 1, 1994 (inception) through
June 30, 1998

                                                                                                       PERIOD FROM
                                                                                                     JANUARY 1, 1994
                                                                  6 MONTHS ENDED JUNE 30,                THROUGH
                                                                 1998                1997             JUNE 30, 1998
                                                               RESTATED            RESTATED              RESTATED
                                                         ------------------- -------------------  ----------------
Cash flows from financing activities:
     Proceeds upon issuance of securities                     $7,500,000          $       --          $11,816,543
     Equity issuance costs                                      (705,000)                 --             (705,000)
     Proceeds upon issuance of preferred stock                        --                  --            3,848,895
     Proceeds upon exercise of options - related parties              --                  --               62,500
     Decrease in stock subscriptions receivable, net                  --                  --             (637,193)
        of stock subscribed
     Proceeds upon exercise of options - unrelated parties            --                  --            3,075,258
     Purchase and conversion of CCI stock                             --                  --               45,000
     Advances from related parties                                    --                  --              767,734
     Payment of advances from related parties                         --                  --              (73,000)
     Debt issuance costs                                        (144,852)                 --             (144,852)
     Payments of long-term debt and capital lease obligations   (686,284)           (195,187)          (1,655,550)
     Proceeds from issuance of notes payable                          --                  --              375,000
     Proceeds from issuance of long-term debt                  1,613,020           1,530,000           11,936,686
                                                              ----------          ----------          -----------

Net cash provided by financing activities                      7,576,884           1,334,813           28,712,021
                                                              ----------          ----------          -----------
Net increase (decrease) in cash and cash equivalents           3,546,065          (1,088,306)           4,505,455
Cash and cash equivalents at beginning of period                 959,390           1,463,300                   --
                                                              ----------          ----------          -----------
Cash and cash equivalents at end of period                    $4,505,455          $  374,994          $ 4,505,455
                                                              ==========          ==========          ===========


  Supplemental disclosure of cash paid for:
    Taxes                 $       --          $       --          $        --
    Interest              $   96,945          $   17,251          $   529,502
                          ==========          ==========          ===========

Supplemental disclosure for non-cash investing and financing activities:

1998

* Issuance of 108,500 shares of Common Stock to employees.
*Issuance of $5,013,797 of notes payable,  net of discount,  to exercise options to purchase FCC licenses.
*Conversion of 173,782  shares of  convertible  preferred  stock into  3,618,107 shares of common stock.
* Issuance of 69,330 shares of common stock for preferred stock dividends. *Issuance of 11,400 shares of common stock for $32,890 of common stock previously subscribed.
*Issuance  of  800,000  shares of common  stock  with a value of  $352,000,  for exercise of license option.
*Reclassification  of minority  interest of approximately  $14,915 into property and equipment.
*Issuance of 31,000  shares of common stock with a value of $15,190 to a license holder.
*Issuance of 290,765  shares of common stock for prepaid  professional  services with a value of $160,925.
*Issuance of 335,000 shares of common stock with a value of $189,050 and licenses with a cost of $100,000 for fixed assets.

1997

* Conversion of $1,150,000 of convertible debt to equity.
*Issuance  of  231,744  shares of  common  stock for  $255,945  of common  stock subscribed.
*Exercise of 323,857  options to  purchase  common  stock which had  $161,929 of prepaid exercise price.
* Reclassification $108,027 of deposits to property and equipment.

See accompanying notes to unaudited consolidated financial statements.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

A.  BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements include the accounts of Chadmoore Wireless Group, Inc. and subsidiaries and consolidated partnerships (the "Company"), (a development stage company), which have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission Form 10-QSB. All material adjustments, consisting of normal recurring accruals which are, in the opinion of management, necessary to present fairly the financial condition and related results of operations, cash flows and Non-redeemable preferred stocks, common stocks and other shareholders' equity for the respective interim periods presented are reflected. The current period results of operations are not necessarily indicative of the results for any other interim period or for the full year ended December 31, 1998. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-KSB and 10-KSB/A for the year ended December 31, 1997.

The Company has restated its previously issued Form 10-QSB for the six months ended June 30, 1998. As discussed in Note's 5B and 6, the Company issued mandatorily redeemable preferred stock which was previously reported in Non-redeemable preferred stocks, common stocks and other shareholders' equity. SEC Rules and Regulations require the initial carrying amount of redeemable preferred stock be recorded at its fair value on date of issuance and accreted, using the interest method, to the redemption amount. Accordingly, the Company has recorded the redeemable preferred stock in the accompanying balance sheet between the last liability account and the Non-Redeemable Preferred Stocks, Common Stocks and other Shareholders' equity section. In addition, as discussed in Note 4, the Company has restated its previously issued Form 10-QSB for the six months ended June 30, 1997 in its June 30, 1998 Form 10-QSB/A to comply with a SEC announcement with respect to issuing convertible debentures which are convertible into common stock at a discount.



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

E.  LOSS PER SHARE

Basic and diluted loss per share were computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Prior years have been restated to reflect the application of SFAS 128. As discussed in
Note 4, earnings per share for the three and six month periods ended June 30, 1997 were restated to comply with a SEC announcement regarding beneficial conversion features embedded in convertible securities.

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

(3)      REVENUES AND COST OF SALES

The Company had revenues from equipment sales of $235,537 and $622,889 for the six months ended June 30, 1998 and 1997, respectively. The cost of sales associated with these revenues were $175,228 and $400,750 for six months ended June 30, 1998 and 1997, respectively. The Company had revenues from equipment sales of $150,008 and $371,498 for the three months ended June 30, 1998 and 1997, respectively. The cost of sales associated with these revenues were $99,251 and $210,924 for the three months ended June 30, 1998 and 1997, respectively.


(4) LONG-TERM DEBT

A. DEBT ISSUANCES

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

In a 1997 announcement, the staff of the Securities and Exchange Commission ("SEC") indicated that when convertible debentures are convertible at a discount from the then current common stock market price, a "beneficial conversion feature", should be recognized as a return to the convertible debenture holders. The SEC staff believes any discount resulting from an allocation of the proceeds equal to the intrinsic value should be allocated to additional paid-in capital and increase the effective interest rate of the security and should be reflected as a debt discount and amortized to interest expense over the period beginning on the date of issuance of the notes and ending on the date the notes are first convertible. A beneficial conversion feature of approximately $767,986 embedded in the convertible debentures issued during February 1997 was not recorded in the Company's previously filed June 30, 1997 Form 10-QSB. Because of the SEC announcement, the Company has restated its June 30, 1997 Form 10-QSB in its June 30, 1998 Form 10-QSB/A to reflect such announcement.

The debt discount of $767,986 associated with the issuance of convertible debentures has been amortized to interest expense for the six months ended June 30, 1997. For the three months ended June 30, 1997 the amortization of the debt discount aggregated approximately $525,705. Interest expense for the three months ended June 30, 1997 has been restated from $80,743 to $606,448. Earnings per share for the three months ended June 30, 1997 has been restated from $0.42 to $0.45 per share. In addition, interest expense for the six months ended June 30, 1997 has been restated from $144,729 to $912,715. Earnings per share has been restated from $0.50 to $0.54 per share for the six months ended June 30, 1997.

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

(B) NEW DEBENTURE

As reported in the Company's Form 10-KSB/A for the year ended December 1997, the Company restructured a Convertible Debenture and the holder accepted a new debenture. The holder of the new debenture has presented the Company with a default and acceleration notice. However, the Company believes such note holder does not have the right to cause acceleration pursuant to such purported notice. The Company is currently in discussions with the holder with respect to this matter.


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

B. EQUITY INVESTMENT

On May 4, 1998, pursuant to an Investment Agreement ("Agreement"), dated May 1, 1998 between the Company and Recovery Equity Investors II L.P. ("Recovery"), Recovery purchased, for $7,500,000, from the Company 8,854,662 shares of common stock, 10,119,614 shares of mandatorily redeemable Series C preferred stock, an eleven-year warrant to purchase up to 14,612,796 shares of common stock at an exercise price of $.001, a three-year warrant to purchase up to 4,000,000 shares of common stock at an exercise price of $1.25, and a five and one-half year warrant to purchase up to 10,119,614 shares of common stock at an exercise price of $0.3953. The warrants contain certain provisions which restrict conversion and/or provide adjustments to the conversion price and number of shares. In conjunction with the Agreement, the Company commissioned an appraisal which determined a fair value for each security issued pursuant to the Agreement. Consistent with this determination, the Company has allocated the proceeds of $7,500,000 to the securities based on relative fair values as follows:


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
                                                    ============




(6) MANDATORILY REDEEMABLE PREFERRED STOCK

As discussed in Note 5B, on May 1, 1998, the Company issued 10,119,614 shares of 4% cumulative Series C Preferred Stock, which is madatorily redeemable by written notice to the Company on the earlier of (i) May 1, 2003 or the occurrence of (ii) the listing of the Company's common stock on a National Securities Exchange or an equity financing by the Company that results in gross proceeds in excess of $2 million. The Series C Preferred Stock has a redemption price equal to $.3953 and is entitled to cumulative annual dividends equal to 4% payable semi-annually. Dividends on the Series C preferred Stock shall accrue from the issue date, without interest, whether or not dividends have been declared. Unpaid dividends, whether or not declared, shall compound annually at the dividend rate from the dividend payment date on which such dividend was payable. As long as any shares of Series C Preferred Stock is outstanding, no dividend or distribution, whether in cash, stock or other property, shall be paid, declared and set apart for payment for any junior securities.

The difference between the relative fair value of the Series C Redeemable Preferred Stock at the issue date and the mandatory redemption amount is being accreted by charges to additional paid-in-capital using the interest method. Since the Company had no retained earnings such amount is charged to additional paid-in capital. At the redemption date, the carrying amount of such shares will equal the mandatory redemption amount plus accumulated dividends unless the shares are exchanged prior to the redemption date. For the three and six month periods ended June 30, 1998 the Company accrued dividends and recorded accretion of amounts payable upon redemption of $26,742 and $42,187, respectivity.


(7) RELATED PARTY TRANSACTIONS

The Company paid $604,872 to Private Equity Partners ("PEP"), for professional services associated with equity and debt financings for the six months ended June 30, 1998. The managing partner of PEP is a director of the Company.

On May 1, 1998, the Company and Recovery entered into a Shareholders Agreement which stipulated that the Company and each of the Shareholders shall take all action necessary to cause the Board to consist of two Directors to be designated by the Recovery Shareholders, two Directors designated by the Chief Executive Officer of the Company, and two independent Directors.

On May 1, 1998, the Company and Recovery entered into an Advisory Agreement commencing on May 1, 1998 and ending on the fifth anniversary. The Advisory Agreement stipulates the consultant shall devote such time and effort to the performance of providing consulting and management advisory services for the Company as deemed necessary by Recovery. In consideration of the consultants provision of the services to the Company, the Company shall pay the consultant an annual fee of $312,500 beginning on the first anniversary which shall be paid in advance, in equal monthly installments, reduced by the Series C Preferred stock dividends paid in the preceeding twelve month period.

(8) COMMITMENTS AND CONTINGENCIES

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

The Company intends to vigorously defend the Second Amended Complaint and to pursue the claims set forth in the Cross-Complaint. Although the Company intends to defend the action vigorously, it is still in its early stages and no substantial discovery has been conducted in this matter, with certainty. Accordingly, at this time, the Company is unable to predict the outcome of this matter, with certainty. A non-binding mediation previously scheduled for June 12, 1998 before a retired judge of the superior court, is currently scheduled to place on August 21, 1998.

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

(9) MANAGEMENT PLANS

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a negative working capital of $7,588,009, and has a $36,106,895 deficit accumulated during the development stage that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described below. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 1998, the Company had constructed, and based on detailed criteria relating to engineering, demographics, competition, market conditions, and dealer characteristics, had developed a prioritized roll-out plan for a total of 180 markets in the United States covering approximately55 million people. This population number, based on 1996 U.S. Census Bureau estimates for Metropolitan Statistical Area figures, represents the number of people residing in the Operating Territory and is not intended to be indicative of the number of users or potential penetration rates as the Company establishes operating SMR systems. Of these 180 markets, the Company has implemented full-scale systems and distribution, servicing approximately 18,000 subscribers (an increase in excess of 117% since December 31, 1997) in the following 51 markets as of August 14, 1998:

Abilene, TX                       Grand Rapids, MI           Mobile, AL
Atlantic City, NJ                 Greenville, NC             Naples, FL
Augusta, GA                       Greenville, SC             Nashville, TN
Austin, TX                        Harrisburg, PA             Norfolk, VA
Baton Rouge, LA                   Huntsville, AL             Omaha, NE
Bay City/Saginaw, MI              Jackson, MS                Pine Bluff, AR
Beaumont, TX                      Jacksonville, FL           Portland, ME
Bowling Green, KY                 Jacksonville, NC           Richmond, VA
Charleston, SC                    Lafayette, IN              Roanoke, VA
Charlotte, NC                     Lafayette, LA              Rochester, MN
Charlottesville, VA               Lake Charles, LA           Rockford, IL
Chattanooga, TN                   Lexington, KY              Silverhill, AL
Columbia, SC                      Little Rock, AR            South Bend, IN
Corpus Christi, TX                Madison, WI                Springfield, ILN
Fayetteville, AR                  Mankato, MN                St. Cloud, MN
Fort Myers, FL                    Memphis, TN                Tyler, TX
Fort Wayne, IN                    Milwaukee, WI              Wilmington, NC

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

Net interest expense decreased $99,530, or 10.9%, to $813,185 for the six months ended June 30, 1998 from $912,715 for the six months ended June 30, 1997, which is attributable to the beneficial conversion feature of $767,986 embedded in the convertible debenture issued during February 1997 partially off-set by an increase of $668,456 due to higher average balances outstanding under loan facilities and additional notes payable to licensees from the exercise of Option Agreements.

Based on the foregoing, the Company's net loss, excluding the recording of a one-time charge of $7,166,956 during the second quarter of 1997 (to reflect a then-probable impairment of value to management agreements and options to acquire licenses for which the Company at such time was uncertain of its ability to construct systems prior to an FCC-mandated construction deadline of November 20, 1997 which would have resulted in forfeiture of such spectrum back to the
FCC), increased $376,637, or 11.3%, to $3,706,456, or $.14 per basic and diluted share, for the six months ended June 30, 1998 from $3,329,819, or $.17 per basic and diluted share, for the six months ended June 30, 1997. Including such one-time charge during the second quarter of 1997, the Company's net loss decreased $6,790,319, or 64.7%, during the six months ended June 30, 1998 from $10,496,775, or $.54 per basic and diluted share, for the six months ended June 30, 1997.

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

General and administrative expenses, increased $359,876, or 55.6%, to $1,007,218 for the three months ended June 30, 1998 from $647,342 for the three months ended June 30, 1997. This increase is partially attributed to an increase in site expenses for non-revenue generating sites. The Company expects such general and administrative site costs to decrease as these sites generate revenue and related site costs become cost of sales. Additionally, general and administrative expenses inceased in conjunction with the Company's expansion into additional markets. Relative to total revenues, general and administrative expense increased to 137.7% for the three months ended June 30, 1998 compared with 111.0% for the three months ended June 30, 1997. The Company expects general and administrative expenses as a percent of total revenues to decline in future years as the Company realizes economies of scale gained from an increasing subscriber base managed through essentially the same infrastructure.

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

Net interest expense decreased $253,633, or 41.8%, to $352,815 for the three months ended June 30, 1998 from $606,448 for the three months ended June 30, 1997, due to the beneficial conversion feature of $525,705 embedded in the convertible debentures issued during 1997, partially off-set by an increase of $272,072 due to higher average balances outstanding under loan facilities and additional notes payable to licensees from the exercise of option agreements.

Based on the foregoing, the Company's net loss (excluding the recording of a one-time charge of $7,166,956 during the second quarter of 1997 to reflect a then-probable impairment of value to management agreements and options to acquire licenses for which the Company at such time was uncertain of its ability to construct systems prior to an FCC-mandated construction deadline of November 20, 1997 which would have resulted in forfeiture of such spectrum back to the
FCC), increased $153,379, or 8.7%, to $1,907,310, or $.06 per basic and diluted share, for the three months ended June 30, 1998 from $1,753,931, or $.09 per basic and diluted share, for the three months ended June 30, 1997. Including such one-time charge during the second quarter of 1997, the Company's net loss decreased $6,487,872, or 77.3%, during the three months ended June 30, 1998 from $8,395,182, or $.45 per basic and diluted share, for the three months ended June 30, 1997.

(3) LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1998 and 1997, the Company used net cash in operating activities of $800,616. The Company continues to fund operations through financing activities as the Company continues to be in the development stage. The major use of cash for the six months ended June 30, 1998 and 1997 was the acquisition of communication assets. The major source of cash for six months ended June 30, 1998 and 1997 were proceeds from the issuance of long-term debt and equity.

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

The Company's unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the unaudited consolidated financial statements, the Company has suffered recurring losses from operations, has a negative working capital, and has a deficit accumulated during the development stage that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company intends to vigorously defend the Second Amended Complaint and to pursue the claims set forth in the Cross-Complaint. Although the Company intends to defend the action vigorously, it is still in its early stages and no substantial discovery has been conducted in this matter, with certainty. Accordingly, at this time, the Company is unable to predict the outcome of this matter, with certainty. A non-binding mediation previously scheduled for June 12, 1998 before a retired judge of the superior court, is currently scheduled to place on August 21, 1998.

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


                                     By: /s/ Robert W. Moore
                                          Robert W. Moore
                                          President and CEO

                                     By: /s/ Richard C. Leto
                                          Richard C. Leto
                                          Chief Financial Officer

                                     By: /s/ Rick D. Rhodes
                                          Rick D. Rhodes
                                          Chief Regulatory Officer

                                     By: /s/ Jan S. Zwaik
                                          Jan S. Zwaik
                                          Chief Operating Officer

                                      Date: November 24, 1998

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                    DESCRIPTION

     11           Computation of per share amounts (1)

   27.1           Financial Data Schedule 1998 (1)

   27.2           Financial Data Schedule 1997 (1)

(1)      Filed herewith.

(11) COMPUTATION OF PER SHARE AMOUNTS

                                               Six Months Ended                        Three Months Ended
                                        ------------------------------           ------------------------------
                                          June 30                                   June 30
                                        ------------------------------           ------------------------------
                                            1998              1997                   1998              1997
                                        -----------        -----------           -----------
Net loss                                (3,706,456)        (10,496,775)            (1,907,310)      (8,920,887)
Series B preferred stock dividend          (56,486)                 -                (45,754)                -
Series C Preferred stock accretion
  and dividends                            (68,929)                 -                (68,929)                -
                                        -----------        -----------           -----------       -----------
Adjusted net loss applicable to
common shares                           (3,831,871)        (10,496,775)           (2,021,993)       (8,920,887)
                                        ===========        ===========           ===========       -----------
Weighted average common shares
outstanding                             27,321,879         19,511,640             32,236,504        19,868,119

Common equivalent shares representing
shares issuable upon exercise of stock   37,519,693         8,249,292             37,519,693         8,249,292
options

Add   back  of   common   equivalent
shares due to antidilutive shares       (37,519,693)       (8,249,292)           (37,519,693)       (8,249,292)
Weighted   average   common   shares
outstanding                              27,321,879        19,511,640             32,236,504        19,868,119
                                        ===========        ===========           ===========       -----------

Basic net loss  per share                  (0.14)            (0.54)                 (0.06)            (0.45)
                                        -----------        -----------           -----------
Diluted net loss per share                 (0.14)            (0.54)                 (0.06)            (0.45)
                                        -----------        -----------           -----------