Form 10KSB/A
period 1996-12-31
CHADMOORE WIRELESS GROUP INC
filed 1998-12-14
CIK 815755

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A-2
(Mark One)

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES     NO  X
                                                                   ---    ---

PURPOSE OF FILING
THE SOLE PURPOSE OF THIS AMENDMENT IS TO PROVIDE AN AS FILED EXECUTED COPY OF THE INDEPENDANT AUDITORS' REPORT AND CONSENT OF INDEPENDANT AUDITORS AND TO ADJUST THE PRO FORMA EARNINGS PER SHARE FOR THE EFFECT OF SFAS NO. 123 FROM A LOSS OF $1.12 TO $1.15.
===============================================================================

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

As discussed in Note's 8A and 9B to the consolidated financial statements, the Company has restated its 1996 consolidated financial statements to comply with the Securities and Exchange Commission staff position on accounting for convertible securities having beneficial conversion features.


                                       /s/ KPMG Peat Marwick LLP


Las Vegas, NV
March 19, 1997, except as to the                F-2
   third paragraph of Note 8A and the
   second paragraph of Note 9B which
   are as of November 13, 1998

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

                                       DECEMBER 31, 1996   DECEMBER 31, 1995
- ----------------------------------------------------------------------------
Net income      As reported              $ (9,860,733)        $ (7,033,325)
                Pro forma                 (13,083,931)          (7,033,792)

EPS             As reported                     (0.89)               (1.29)
                Pro forma                $      (1.15)        $      (1.29)

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

                                       Date: December 14, 1998


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



/s/ Robert W. Moore                                     Date:  December 14, 1998
- -----------------------------------------------
Robert W. Moore, President, Chief Executive
  Officer and Director


/s/ Richard C. Leto                                     Date:  Decenber 14, 1998
- -----------------------------------------------
Richard C. Leto, Chief Financial Officer

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