Form 10KSB/A
period 1997-12-31
CHADMOORE WIRELESS GROUP INC
filed 1998-12-14
CIK 815755

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A-2
(Mark One)

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes  No  X
                                                          ------  ------
PURPOSE OF FILING
THE SOLE PURPOSE OF THIS AMENDMENT IS TO PROVIDE AN AS FILED EXECUTED COPY OF THE INDEPENDANT AUDITORS' REPORT AND CONSENT OF INDEPENDANT AUDITORS.

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

The Company's auditors opinion included an explanatory paragraph which expressed substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a deficiency of working capital, and has a deficit accumulated during the development stage that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

  Notes to Consolidated Financial Statements                          F-10

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors  and  Shareholders  Chadmoore  Wireless  Group,  Inc. and
Subsidiaries:

We have audited the accompanying consolidated balance sheets of Chadmoore Wireless Group, Inc. and Subsidiaries (formerly Capvest Internationale, Ltd.), (a development stage enterprise), as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1997 and for the period from January 1, 1994 (inception) to December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chadmoore Wireless Group, Inc. and Subsidiaries (formerly Capvest Internationale, Ltd.), (a development stage enterprise), as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997 and for the period January 1, 1994 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.

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

As discussed in Notes 7a and 8b to the consolidated financial statements, the Company has restated its 1997 and 1996 consolidated financial statements to comply with the Securities and Exchange Commission staff position on accounting for convertible securities having beneficial conversion features.

                            /s/ KPMG Peat Marwick LLP

Las Vegas, Nevada
March 27, 1998, except to the third and eighth paragraphs of Note 7a and the second paragraph of Note 8b, which is as of November 13, 1998

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

/s/ Robert W. Moore                                      Date: December 14, 1998
Robert W. Moore, President,
Chief Executive Officer and Director

/s/ Richard C. Leto                                      Date: December 14, 1998
Richard C. Leto
Chief Financial Officer

/s/ Rick D. Rhodes                                       Date: December 14, 1998
Rick D. Rhodes
Chief Regulatory Officer

/s/ Jan S. Zwaik                                         Date: December 14, 1998
Jan S. Zwaik, Chief Operating
Officer, Director

                                  EXHIBIT INDEX

Exhibit No.                 Description


23.1     Consent of KPMG Peat Marwick LLP (31)

27.1     Financial Data Schedule (31)

                                                                    EXHIBIT 23.1

                         CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Chadmoore Wireless Group, Inc.

We consent to incorporation by reference in the registration statements (No.33-94508 and No. 33-80405) on Form S-8 of Chadmoore Wireless Group, Inc. of our report dated March 27, 1998, except as to the third and eighth paragraphs of
Note 7A and the second paragraph of Note 8B which are as of November 13, 1998, relating to the consolidated balance sheets of Chadmoore Wireless Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1997 and for the period from January 1, 1994 (inception) through December 31, 1997, which report appears in the December 31, 1997, annual report on Form 10-KSB/A of Chadmoore Wireless Group, Inc.

The report referred to above states that the Company has suffered recurring losses from operations has a defeciency of working capital, and has a deficit accumulated during the development stage which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

                                                       /s/ KPMG Peat Marwick LLP
Las Vegas, Nevada
December 11, 1998