Form 10KSB
period 1998-12-31
CHADMOORE WIRELESS GROUP INC
filed 1999-04-15
CIK 815755

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-KSB
                                   (Mark One)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       or

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
          the transition period from ______________ to _______________

                         Commission File Number: 0-20999

                         CHADMOORE WIRELESS GROUP, INC.
                  Name of small business issuer in its charter

             COLORADO                                      84-1058165
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

               2875 E. PATRICK LANE, SUITE G, LAS VEGAS, NV 89120
              (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (702) 740-5633

       Securities registered under Section 12(b) of the Exchange Act: NONE

     Title of each class and name of each exchange on which registered: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                          COMMON STOCK, $.001 PAR VALUE

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

       State issuer's revenues for its most recent fiscal year. $3,148,668

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of March 31, 1999, the aggregate market value of the Company's Common Stock held by non-affiliates was $6,320,778. State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of March 31, 1999, 37,496,928 shares of Common Stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes [ ] No [X]

FORM 10-KSB
INDEX

PART I

Item 1.  Description of Business

Item 2.  Description of Property

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Market for Common Equity and Related Stockholder Matters

PART II

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

PART IV

Item 13. Exhibits and Reports on Form 8-K

Signatures

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

Chadmoore Wireless Group, Inc., together with its subsidiaries (collectively "Chadmoore" or the "Company"), is one of the largest holders of frequencies in the United States in the 800 megahertz ("MHz") band for commercial specialized mobile radio ("SMR") service. The Company's operating territory covers approximately 55 million people in 180 markets, primarily in secondary and tertiary cities throughout the United States ("Operating Territory"). Also known as dispatch, one-to-many, or push-to-talk, Chadmoore's commercial SMR service provides reliable, cost-effective, real-time voice communications for cost-conscious companies with mobile workforces that have a need to frequently communicate with their entire fleet, discrete subgroups or individuals of their fleet. For a flat fee averaging approximately $15.00 per user per month, customers enjoy unlimited air-time for communicating instantaneously with their chosen fleets or subgroups.

The Company commenced operations in 1994 as Chadmoore Communications, Inc. ("CCI"), a Nevada corporation, to capitalize on the market opportunity created when the Federal Communications Commission ("FCC") froze licensing of additional SMR spectrum in 1993 in anticipation of transitioning from the traditional application process to spectrum auctions. In April 1994, CCI took operational control of an existing SMR system in Memphis, Tennessee and in March 1996 acquired a second existing SMR system in Little Rock, Arkansas. In doing so, CCI established credibility as an SMR operator, gained valuable operating and marketing experience, and further positioned itself to capitalize on the anticipated constraint in capacity resulting from the FCC's license freeze, and the contemplated auction.

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

In June 1996, the Company consummated the acquisition of approximately 5,500 additional channels by acquiring all of the issued and outstanding stock of CMRS Systems, Inc. ("CMRS") and 800 SMR Network, Inc. ("800") (See LICENSES AND RIGHTS TO LICENSES.) During 1997, substantially all of the assets of 800 were transferred to CMRS. The Company continues to operate primarily through CCI and CMRS, and through subsidiaries thereof.

The Company's publicly held common stock $.001 par value per share (the "Common Stock") trades over-the-counter and is reported on the Electronic Bulletin Board of the National Association of Securities Dealers under the symbol "MOOR". The Company's principal executive offices are located at 2875 East Patrick Lane, Suite G, Las Vegas, NV, 89120, and its telephone number at that address is (702) 740-5633.

PRINCIPAL SERVICES AND MARKETS

The Company's principal service is to provide two-way wireless voice communications for business users to communicate between a central dispatch point and a mobile workforce or among members of the mobile workforce. Individual users can choose to communicate with a group, selected sub-groups or individuals in any of those groups. The customer base for SMR service is typically stable, diverse, and cost-conscious, small to medium size businesses, public service providers and local governments that have significant field operations and need to provide their personnel with the ability to communicate directly in real-time on a one-to-one or one-to-many basis. Chadmoore provides its dispatch service for a flat fee which is particularly attractive to many of the businesses described above.

The Company believes the SMR service it offers presents an affordable communication solution for cost-conscious businesses desiring the ability to facilitate communications simultaneously with all or among subgroups of their workers.

The Company's primary objectives are to continue developing, operating and aggressively loading SMR systems within its Operating Territory in a manner that effectively deploys capital, maximizes recurring revenue per dollar of invested capital, and generates positive cash flow at the system level as quickly as possible. Furthermore, the traditional analog dispatch business provides a real-time voice communications solution that is practical, cost effective and reliable. The traditional SMR dispatch business has been a robust and growing segment of the wireless communications industry for over 15 years, with annual growth averaging approximately 15% prior to the advent of the FCC's spectrum freeze in 1993. With the focus on digital technology by several large system providers and the conversion of enormous amounts of already occupied spectrum from the platform that previously served millions of analog users, the Company believes that the needs of the traditional SMR customer are being ignored. By focusing on the segment of the wireless industry that is suffering a forced migration from analog to a more expensive digital technology, and the ensuing capacity shortfall in many markets, the Company believes it has targeted an under- served segment of the marketplace. In addition, the Company has sufficient capacity utilizing a state of the art analog technology to support its planned growth for the foreseeable future. In assessing these objectives and its spectrum position, the Company adopted and continues its strategy focusing on the traditional analog SMR business.

In Management's opinion, several key factors and considerations support this strategy, including (i) an established market base of approximately 19 million users in the U.S. is estimated to rely on analog SMR service for dispatch applications, (ii) capacity constraints that have created pent-up demand, (iii) before the FCC's licensing freeze, demand for SMR that had expanded consistently at a rate of approximately 15% per year for the prior 10 years, (iv) basic businesses of the nature served by SMR have endured for decades, and are expected to continue indefinitely into the future, particularly in the secondary and tertiary cities focused on by Chadmoore, (v) favorable economic and demographic conditions have stimulated significant business formation, with SMR positioned as a cost-effective productivity tool, (vi) outsourcing to commercial SMR operators can be economical for owners of private systems, (vii) analog SMR technology and infrastructure is proven, dependable, and widely available,
(viii) analog dispatch service provides unlimited one-to-many communications for a known, flat fee of approximately $15 per user per month, as opposed to per minute billing common in mobile telephony, (ix) excellent system economics are attainable as analog SMR service is simple and cost-effective to deploy, (x) system economics that enable the Company to add capacity incrementally as demand dictates, resulting in a relatively low cost of infrastructure, (xi) additional services such as sub-fleet billing, interconnect (telephony), automatic vehicle location, mobile data, and voice mail, can be offered using the same infrastructure, thereby generating operating leverage, (xii) an experienced, trained, and motivated distribution network is already in place primarily in the form of Motorola Sales and Service ("MSS") shops (See DISTRIBUTION), and (xiii) nothing precluding the Company from migrating to digital or other technology as future capacity requirements dictate on a market by market basis, although such a migration would require significant additional capital expenditures.

Prior to adopting its analog technology platform, the Company considered, but decided against, implementing a digital infrastructure ("Digital SMR"). This decision was based, in part, on the Company's evaluation of the following factors: (i) competitors converting to digital infrastructures create segmentation and awareness in the marketplace, (ii) full-scale digital conversion strategies generally require turning off existing SMR systems in order to utilize the frequencies for digital service, creating a pool of established users and equipment which the Company believes to be potentially available to other providers including Chadmoore, (iii) the capital costs per subscriber associated with such digital technology are substantially higher than those for analog systems, (iv) the Company believes that the increasingly competitive nature of the wireless communications industry increases the risks associated with the higher initial and continuing capital costs of such digital technology, (v) the Company believes that it can add analog infrastructure on an as-needed, just-in-time basis and for significantly less capital cost, (vi) a significantly lower pricing advantage for analog versus digital service can be marketed to the cost-conscious end-user, (vii) other than digital encryption, the Company believes that essentially the same feature set can be offered to the Company's customers, and (viii) nothing precludes the Company from migrating to a digital SMR platform as future capacity requirements dictate on a market by market basis, although such a migration would require additional expenditures. Because virtually all of the channels acquired by the Company were initially unused, with few or no existing customers on such frequencies, Chadmoore did not need to adopt a digital infrastructure in order to create room for growth. Rather, with ample available frequencies at its disposal, the Company can continue to offer traditional SMR users the low-cost, fixed-rate communications solution to which they are accustomed.

In general, the Company prioritizes markets based on five key parameters: (i) the quality of the potential dealers, (ii) the lack of available capacity from other SMR providers in the market, (iii) business and population demographics,
(iv) channel density, availability of tower space, topography, and similar engineering considerations, and (v) the overall business case including anticipated pricing, demand, infrastructure and operating costs, return on investment, and potential for value-added services.

As of the date of this filing, the Company had constructed, or based on detailed criteria relating to engineering, demographics, competition, market conditions, and dealer characteristics, had developed a prioritized roll-out plan for a total of 180 markets in the United States covering approximately 55 million people. This population number, based on 1996 U.S. Census Bureau estimates for Metropolitan Statistical Area figures, represents the number of people residing in the Operating Territory and is not intended to be indicative of the number of users or potential penetration rates as the Company establishes operating SMR systems. As of March 31, 1999, the Company has implemented full-scale systems and generates revenue, from in excess of 31,000 subscribers, in the following 82 markets.

Abilene, TX                  Grand Junction, CO         Montgomery, AL
Asheville, NC                Grand Rapids, MI           Murrells Inlet, SC
Atlantic City, NJ            Greenville, NC             Myrtle Beach, SC
Augusta, GA                  Greenville, SC             Naples, FL
Austin, TX                   Gulfport, MS               Nashville, TN
Baraboo, WI                  Harrisburg, PA             Norfolk, VA
Baton Rouge, LA              Hilton Head, SC            Omaha, NE
Bay City, MI                 Huntsville, AL             Pine Bluff, AR
Beaumont, TX                 Jackson, MS                Port Allen, LA
Biloxi, MS                   Jackson, TN                Port Neches, TX
Birmingham, AL               Jacksonville, FL           Portland, ME
Bloomington, IL              Jacksonville, NC           Quincy, IL
Bowling Green, KY            Kankakee, IL               Raleigh/Cary, NC
Bradley, IL                  Lafayette, IN              Richmond, VA
Brentwood, TN                Lafayette, LA              Roanoke, VA
Champaign, IL                Lake Charles, LA           Rochester, MN
Charleston, SC               Lewiston, ME               Rockford, IL
Charlotte, NC                Lexington, KY              Saint Cloud, MN
Charlottesville, VA          Little Rock, AR            Shady Grove, AR
Chesapeake, VA               Louisville, KY             Montgomery, AL
Columbia, SC                 Macon, GA                  South Bend, IN
Corpus Christi, TX           Madison, WI                Springfield, IL
Decatur, IL                  Mankato, MN                Syracuse, NY
Eugene, OR                   Maui, HI                   Tallahassee, FL
Fayetteville, AR             Memphis, TN                Tucson, AZ
Florence, SC                 Milwaukee, WI              Tyler, TX

Fort Myers, FL               Mobile, AL                 Wilmington, NC
Fort Wayne, IN


During 1998, the Company contracted with a third party vendor to complete full scale construction of the initial system in the Company's prioritized markets for an average approximate cost of $75,000 per market. As core capacity in a market is approached, additional channels can be integrated into the main system using the same basic controller (system computer) which reduces the average capital cost per channel. The Company believes that such system economics enable the Company to add capacity incrementally as demand dictates and maximize recurring revenues with minimum capital invested. At the same time, capacity increases geometrically as channels are added due to the greater statistical probability of a channel being available for any user at any given time. The Company believes these two factors will allow it to generate strong operating leverage as the system expands.

The Company generates revenue primarily from monthly billing for dispatch services on a per unit (radio) basis. In selected markets, additional revenue is generated from telephone interconnect service based on air-time charges, and in the case of the Memphis and Little Rock markets (in which direct rather than indirect distribution is used -- see DISTRIBUTION), from the sale of radio equipment, installation, and equipment service.

DISTRIBUTION AND SALES AND MARKETING

Once commercial service has been implemented in a market, Chadmoore's executional focus turns to loading the system by acquiring new users. In general, the Company utilizes an indirect distribution network of well-established local SMR and radio communication dealers, most of which are Motorola sales and service ("MSS") shops, to penetrate its markets and help service new and existing customers. The Company believes that this distribution channel enables it to take advantage of existing infrastructure and human resources, reduce capital requirements, reduce fixed operating costs, outsource lower-margin equipment sales and service, enhance flexibility, and speed roll-out while bringing to the Company immediate market knowledge and presence, significant industry experience, and an introduction to an established base of potential customers and leads. Chadmoore selects its dealers on the basis of loading history, reputation in the community, infrastructure for supporting customers, motivation level, and references from vendors and customers.

In markets where the Company plans on operating, but where a suitable dealer or independent agent is not available, the Company intends to establish its own marketing presence or to offer such markets as expansion opportunities for top dealers serving the Company in other cities. In addition, the Company's management team recognizes that additional staff and resources will be required to properly support sales, marketing, engineering, accounting, and similar disciplines to achieve its 1999 business plan objectives.

Chadmoore supports its dealer network through strong field management and by providing an array of professional sales and marketing tools including a comprehensive, national marketing and advertising program, dealer education and support, and training programs, to enhance end-user recognition. In addition, the Company has established two service marks, Power to Talk SM, Teamlink-Connecting Your Business SM and Teamlink SM. Power to Talk builds on the well known industry acronym for "Push to Talk", while Teamlink emphasizes the one to many or group talk capabilities of SMR.

During 1997 and 1998, for selected dealers in priority markets, the Company implemented a dealer partner program to finance initial system construction. In this program, partners made contributions that financed 100% of the initial system build-out. Depending on the market, the partners then recoup 60% to 93% of the initial investment from system earnings after operating expenses, and retain a 7% to 40% interest in the system thereafter. Of key significance, the partner is repaid its capital contribution only after the system is cash positive. The result is a long-term partnering relationship that motivates the Company and the partners to develop the market and load systems rapidly, provide excellent service and customer retention, and market value-added services to the installed base. Management believes that such emphasis coupled with other dealer programs has, in part, been responsible for its lower than industry average churn rate (the rate at which customers disconnect service).


COMPETITIVE BUSINESS CONDITIONS AND COMPANY'S INDUSTRY POSITION

In Management's evaluation, key factors relevant to competition in the wireless communication industry are pricing, size of the coverage area, quality of communication, reliability and availability of service. The Company's success depends in large measure on its ability to compete with numerous wireless service providers in each of its markets, including cellular operators, PCS service providers, Digital SMR service providers, paging services, and other analog SMR operators. The wireless communications industry is highly competitive and comprised of many companies, most of which have substantially greater financial, marketing, and other resources than the Company. While the Company believes that it has developed a differentiated and effective business plan, there can be no assurances that it will be able to compete successfully in its industry.

Since the late 1980s, Nextel Communications Inc. ("Nextel") has acquired a large number of SMR systems and is in the process of implementing a conversion from analog SMR technology to Motorola's digital integrated Dispatch Enhanced Network ("iDEN") system. Other cellular operators and PCS providers are implementing digital transmission protocols on their systems as well, primarily to address capacity issues. Chadmoore believes that Nextel is focusing on higher-end, white collar and cellular-like telephony users, thereby creating a market segmentation opportunity for the Company. As a result, the Company competes with Nextel primarily on the basis of price and customer need for affordable group talk.

Another potential wireless competitor for Chadmoore is Southern Company, which is implementing a digital architecture and pursuing Nextel-like strategies on a regional or primary market basis. Southern Company is a large utility focusing on wide-area communications for its own vehicle fleet in the Southeastern United States, while selling excess capacity to other businesses spanning the same geographic region. As with Nextel, Chadmoore intends to compete with Southern Company primarily based on price and market segmentation.

Most other analog SMR providers within the Company's Operating Territory consist of local small businesses, often passed from generation to generation, that Chadmoore believes in general lack the spectrum, professional marketing, management expertise, and resources brought to the marketplace by the Company to effectively compete in its market segment. In fact, available capacity and operating capabilities of existing SMR providers constitute key factors in Chadmoore's market prioritization matrix. The Company intends to compete with existing analog SMR providers primarily on the basis of customer service, capacity to meet customer growth, additional value-added services, professional marketing and dealer support.

RECENT DEVELOPMENTS

On March 2, 1999, pursuant to the a Senior Secured Loan Agreement ("GATX Facility"), among the Company and GATX Capital Corporation ("GATX"), Chadmoore borrowed $13.5 million from GATX. Pursuant to the agreement, within 120 days of the funding, GATX, at its sole discretion, has the option to make available up to $13.5 million in additional funds. Loans under the GATX facility will be made at an interest rate fixed at the time of the funding based on five-year US Treasury notes plus 5.5%, with a five-year amortization schedule following an interest-only period, and warrants to purchase up to 1,822,500 shares of the Company's common stock at an exercise price of $0.39 per share were issued to GATX. The loan is secured by substantially all the assets of the Company; provided, however, that if the additional $13.5 million is not made available within 120 days of March 2, 1999, certain assets including channels, equipment and the customer base will be released from security and the number of warrants will be reduced proportionately. If certain assets are released, the Company may sell channels deemed to be non-strategic to its business plan, or use the collateral to secure other financing.

In conjunction with the GATX Facility the Company has paid and terminated the Motorola Loan Facility and the MarCap Facility (see Item 7, Footnote 5). All security interests related to the Motorola Loan Facility and the MarCap Facility were concurrently released, by Motorola and MarCap, respectively.

On May 4, 1998, pursuant to an Investment Agreement ("Agreement"), dated May 1, 1998 between the Company and Recovery Equity Investors II L.P. ("Recovery"), Recovery purchased from the Company, for $7.5 million, 8,854,662 shares of common stock, 10,119,614 shares of redeemable Series C preferred stock, an eleven-year warrant to purchase up to 14,612,796 shares of common stock at an exercise price of $.001 per share, a three-year warrant to purchase up to 4,000,000 shares of common stock at an exercise price of $1.25 per share, and a five and one-half year warrant to purchase up to 10,119,614 shares of common stock at an exercise price of $0.3953 per share (see Item 7, Footnotes 6B and 8).

During April 1999, Jan S. Zwaik resigned as Chief Operating Officer and as a director of the Company and entered into a one year Consulting Agreement. All obligations under Mr. Zwaik's employment agreement have been terminated.

LICENSES AND RIGHTS TO LICENSES

Within its Operating Territory, Chadmoore controls approximately 4,800 channels in the 800 MHz band through ownership of the licenses or in the case of approximately 10% of its licenses through generally irrevocable five and ten-year options ("Options") to acquire licenses (subject to FCC rules, regulations, and policies), coupled with management agreements until such Options have been exercised or expire. These like-term management agreements with the license holders are intended to enable the Company to develop, maintain, and operate the corresponding SMR channels subject to the licensee's direction ("Management Agreements"). Any acquisition of an SMR license by the Company pursuant to exercise of an Option is subject, among other things, to FCC approval. Until an Option is exercised and the corresponding license is transferred to Chadmoore, the Company acts under the direction and ultimate control of the license holder in accordance with FCC rules and regulations.

Once an SMR station is operating, the Company may exercise its Option to acquire the license at any time prior to the expiration of the Option. As of March 31, 1999, the Company had exercised Options on all except approximately 475 channels which continue to be under Option and Management Agreements.

The Company presently intends to exercise all such remaining Options, but such exercise is subject to certain considerations. The Company may elect not to exercise an Option for various business reasons, including the Company's inability to acquire other licenses in a given market, making it economically unfeasible for the Company to offer SMR service in such market. If the Company does not exercise an Option, its grantor may retain the consideration previously paid by the Company. Moreover, if the Company defaults in its obligations under an Option, the grantor may retain the consideration previously paid by the Company as liquidated damages. Further, if the SMR system is devalued by the Company's direct action, the Company is also liable under the Option for the full Option price, provided the grantor gives timely notice. The Options also authorize a court to order specific performance in favor of the Company if a grantor fails to transfer the license in accordance with the Option. However, there can be no assurance that a court would order specific performance, since this remedy is subject to various equitable considerations.

To the extent that Options and Management Agreements remain in place, no assurance can be given that they will continue to be accepted by the FCC or will continue in force.

GOVERNMENT REGULATION

The Company's operations are subject to government regulation primarily by the FCC. The licensing, operation, assignment, and acquisition of 800 MHz SMR licenses are regulated under the Communications Act of 1934, as amended in 1996 (the "Communications Act"). The rules and regulations governing the operation of SMR stations are primarily set forth in Part 1 & 90 of the FCC's rules, 47 C.F.R. '90.1, et seq. In May, 1993, the FCC began revising its rules relating to the licensing and operation of 800 MHz SMR stations. Since that time, the FCC has adopted new rules converting interconnected SMR service from a private radio service to a commercial mobile radio service and has proposed other new rules allowing operational flexibility and mandating future licensing by competitive bidding. The FCC periodically has various dockets under consideration, which could result in changes to the FCC's rules, regulations, and policies. Certain rule, regulation or policy changes by the FCC could potentially affect the operations and financial standing of the Company.

All SMR and commercial mobile radio service licenses are issued as conditional licenses. The conditional licenses become licenses without condition only upon timely and proper completion of station construction and minimal loading. If a licensee fails to complete construction of a station timely and properly, the license for that station cancels automatically, without any further action by the FCC.

Prior to imposition of its commercial mobile radio service regulation system, the FCC issued SMR licenses for five-year terms. Since January 2, 1995, commercial mobile radio service licenses have been issued for ten-year terms. Substantially all of the commercial mobile radio service licenses managed by the Company was issued for five-year terms. Each license may be renewed at the end of the license term upon application to the FCC. While the FCC generally grants renewal of SMR licenses in routine fashion and the Company is aware of no reason why its licensees will not be entitled to a similar renewal expectancy, there can be no certainty that the FCC will continue its current renewal practices or extend them to the Company.

Goodman/Chan Waiver. Nationwide Digital Data Corp. and Metropolitan Communications Corp. among others (collectively, "NDD/Metropolitan"), traded in the selling of SMR application preparation and filing services to the general public. Most of the purchasers in these activities had little or no experience in the wireless communications industry. Based on evidence that NDD/Metropolitan had been unable to fulfill their construction and operation obligations to over 4,000 applicants who had received FCC licenses through NDD/Metropolitan, the Federal Trade Commission ("FTC") filed suit against NDD/Metropolitan in January, 1993, in the Federal District Court for the Southern District of New York ("District Court"). The District Court appointed Daniel R. Goodman (the "Receiver") to preserve the assets of NDD/Metropolitan. In the course of the Receiver's duties, he together with a licensee, Dr. Robert Chan, who had received several FCC licenses through NDD/Metropolitan's services, filed a request to extend the construction period for each of 4,000 SMR stations. At that time, licensees of most of the stations included in the waiver request ("Receivership Stations") were subject to an eight-month construction period. On May 24, 1995, the FCC granted the request for extension. The FCC reasoned that the Receivership Stations were subject to regulation as commercial mobile radio services stations, but had not been granted the extended construction period to be awarded to all CMRS licensees. Thus, in an effort to be consistent in its treatment of similarly situated licensees, the FCC granted an additional four months in which to construct and place the Receivership Stations in operation (the "Goodman/Chan Waiver"). The Goodman/Chan Waiver became effective upon publication in the Federal Register on August 27, 1998. Moreover, the FCC released a list on October 9, 1998 which purported to clarify the status of relief eligibility for licenses subject to the August 27, 1998 decision. Subsequently the FCC also released a purported final list of the Receivership Stations.

However, on the basis of a previous request to the Receiver and a separate previous request for assistance to the FCC's Licensing Division, by the Company, the FCC and the Receiver examined and marked a license list provided by the Company. The FCC's and the Receiver's markups indicated those stations held by the Company or subject to Options and Management Agreements, which the FCC and/or the Receiver considered to be, at that time, Receivership Stations and/or stations considered "similarly situated" and thus eligible for relief. From the communication from the FCC Licensing Division and the Receiver, the Company believes that approximately 800 of the licenses that it owns or manages are Receivership Stations. For its own licenses and under the direction of each licensee for managed stations, the Company proceeded with timely construction of those stations which the Company feels reasonably certain are Receivership Stations. The Company received relief on approximately 150 licenses under the Goodman/Chan proceedings and from the official communication from the FCC, the Company believes that approximately 650 licenses should be eligible for relief as "similarly situated". Initial review of the Commission's Goodman/Chan Order indicated a potentially favorable outcome for the Company as it pointed to a grant of relief for a significant number of the Company's owned and/or managed licenses which were subject to the outcome of the Goodman/Chan decision. However, on October 9, 1998 a release from the Office of the Commercial Wireless Division of the FCC's Wireless Telecommunication Bureau announced that because of a legal technicality relating to the actual filing dates of the construction deadline waiver requests by certain of the subject licensees, some licenses which the FCC staff earlier had stated would be eligible for construction extension waivers due to the similarity of circumstances between those licensees and the Goodman/Chan licensees, would not actually be granted final construction waivers. The Commission has subsequently begun a process of deleting certain of the Company's licenses from this category from its official licensing database. Prior to the release of the October 9, 1998, Public Notice, the Company constructed and placed into operation certain licenses from this category based on information received from the FCC and the Receiver. The Company is in the process of determining which licenses have in fact been deleted; however, due to the disparity between the FCC's lists and its subsequent treatment of such lists as well as continuing modification of the FCC's license database, the Company is uncertain as to which, if any, will remain deleted under the FCC's current procedures.

In response, on November 9, 1998, Chadmoore filed a Petition for Reconsideration at the FCC seeking reversal of the action announced in the Commercial Wireless Division's October 9, 1998 Public Notice, and the Company has asked that relief be reinstated for its affected licenses. Additionally, on February 1, 1999, the Company in conjunction with other affected parties filed a Petition with the United States Court of Appeals for the District of Columbia Circuit seeking reversal of the FCC's decision and a remand of the decision to the FCC with specific instructions from the court to reinstate the licenses for which relief had been denied. Oral argument before the Court is scheduled for May 4, 1999. Other similarly situated licensees also have filed petitions for relief. No specific timetable is available in order to assist the Company's Management to predict with any reasonable degree of accuracy when final action on these proceedings will be forthcoming. The Company does not believe it to be probable that they will not be provided relief on the licenses potentially subject to the Goodman Chan Proceedings. However there can be no assurance that relief will be granted. Approximately 650 of those licenses purchased by or under Options and Management Agreements with the Company are among those which the FCC now states will not be afforded relief pursuant to the Commercial Wireless Division's October 9, 1998 Public Notice. Thus, it is possible that the Company's owned and/or managed licenses which are encompassed within the denial of relief pursuant to the October 9, 1998 Public Notice, could be permanently canceled by the FCC for failure to comply with its construction requirements. If these licenses are in fact cancelled by the FCC, it would result in the loss of licenses with a book value of approximately $6,200,000 and the loss of certain subscribers to the Company's services, which while not considered probable, could result in a material adverse effect on the Company's financial condition, results of operations and liquidity and could result in possible fine and/or forfeiture levy attempts by the FCC. The Company has prepared these estimates based on the best information available at the time of this filing. Once again, there has been no list published by the FCC, in this matter, which the Company feels it may rely upon. Therefore, the Company has commenced the above described litigation to clarify this matter. Based on the preceding, no provision has been made in the accompanying audited consolidated financial statements (see Item 7 Footnote 12) for the ultimate outcome of the Goodman/Chan proceeding.

The Receiver has requested that the Company replace some of the existing Options and Management Agreements with Goodman/Chan licensees with promissory notes. The Company engaged in discussions with the Receiver in this regard, but did not reach a final determination and concluded that no further discussions are warranted at this time. However, there can be no assurances that the Receiver would not decide to take actions in the future to challenge the Company's Options and Management Agreements with Goodman/Chan licensees, including the Company's rights to licenses under such agreements, in an effort to enhance the value of the Receivership estate. See "LEGAL PROCEEDSINGS."

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

Other Federal regulations. The Company is generally subject to the jurisdiction of various federal agencies and instrumentalities in addition to the FCC and the FAA including but not limited to the United States Environmental Protection Agency, the United States Department of Labor, the United States Occupational Safety and Health Administration, the United States Equal Employment Opportunity Commission, the United States Securities and Exchange Commission and others. While the Company believes that it is operating in conformity with all material applicable rules and regulations, policies, rule changes, and other actions of these agencies, future action by these agencies could adversely effect the operations and financial standing of the Company.

State regulations. At present, state and local governments cannot regulate the rates charged by SMR operators. Such governments may, however, exercise regulatory powers over health, safety, consumer protection, taxation, and zoning regulations with respect to SMR stations. Currently, the Company's systems are not subject to any state or local regulatory restraint (other than generally applicable laws and regulations). However, there can be no assurances that such systems will not become subject to various states and local regulatory authorities in the future.

Regulatory developments. In March, 1996, the Communications Act went into effect. This Act effected significant change in regulation and market entry for communications service providers. Despite this effect on the telecommunications industry as a whole, the Company does not anticipate any material adverse effect on its business arising from the Communications Act. Legislation or materially different rules may be proposed and enacted at any time and may have a material adverse affect on the operations of the Company. At this time, the Company is unaware of any pending legislation or rule-making proceedings that would have a material adverse affect on the current operations of the Company.

RESEARCH AND DEVELOPMENT

The Company has not incurred, and does not expect to incur, significant research and development expenses in connection with the equipment for its existing analog SMR systems or the potential implementation of digital SMR systems.

COPYRIGHTS, PATENTS, PROPRIETARY INFORMATION, AND TRADEMARKS

The Company has registered service marks for several brand names associated with its business, the primary such names including "TeamLink", "TeamLink- Connecting Your Business" and PTT "Power To Talk Communications".

EMPLOYEES

As of March 31, 1999, the Company had 50 full-time employees. None of the Company's employees is covered by a collective bargaining agreement and the Company believes its relationship with its employees is good.

RISK FACTORS

The securities of the Company are speculative and involve a high degree of risk, including, but not necessarily limited to, the factors affecting operating results described below. The statements which are not historical facts contained in this report, including statements containing words such as "believes," "expects," "intends," "estimates," "anticipates," or similar expressions, are "forward looking statements" (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties including, but not limited to, the factors set forth below (see also "Forward Looking Statements").

Limited Revenues; Limited Relevant Operating History; Significant and Continuing Operating Losses; Negative Cash Flow; Accumulated Deficit. Since its inception, the Company has been engaged primarily in the acquisition of FCC Licenses and the construction of facilities to begin commercial operation of such licenses and, therefore, has had limited revenues from sales of its services. Accordingly, the Company has a limited relevant operating history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new business in the wireless communications industry, which is a continually evolving industry characterized by an increasing number of market entrants and intense competition, as well as the risks, expenses and difficulties encountered in the commercialization of services in new markets. The Company has incurred operating losses in each quarter since inception and on December 31, 1998, the Company had an accumulated deficit of approximately $40,721,597. Since such date, losses have increased and are continuing through the date of this report. Accordingly, it is anticipated that the Company will continue to incur significant losses at least until it is able to load sufficient customers to support overhead. There can be no assurance that the Company will be successful in generating revenues at a sufficient quantity or margin or that the Company will ever achieve profitable operations.

Significant Capital Requirements; Need for Additional Capital; Explanatory Paragraph in Accountant's Report. The Company's capital requirements have been and will continue to be significant. The Company has been dependent primarily on the private placement of equity securities and debt financings. The Company anticipates, based on its current proposed growth plans and assumptions relating to its growth and operations, that the proceeds from the existing private placements and borrowings and planned revenues will not be sufficient to satisfy the Company's contemplated cash requirements for the next 12 months and that the Company will be required to raise additional funds within the next 12 months. In addition, in the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, delays, problems, or otherwise), the Company would be required to seek additional funding sooner than anticipated. Any such additional funding could be in the form of additional equity capital. The Company is currently pursuing potential funding opportunities. However, there can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain additional financing if needed, it will likely be required to curtail its marketing and expansion plans and possibly cease its operations. Any additional equity financings may involve substantial dilution to the Company's then-existing shareholders. The Company's independent public accountants have included an explanatory paragraph in their reports on the Company's financial statements for the years ended December 31, 1998 and 1997, which express substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Item 7 Footnote 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and accumulated deficit that raises substantial doubt about its ability to continue as a going concern.

Risk of Implementation of Analog Network; Risk of Developing Technology. The Company's success is dependent on the commercial acceptance of its analog SMR services. Consumer acceptance of the Company's services will be affected by technology-based differences and also by the operational performance and reliability of system transmissions on the Company's analog SMR network. In addition, the development of new technology in the wireless communications market could significantly affect the Company's ability to implement its marketing strategy. In such an event, the Company may be required to spend additional capital to enhance its system to compete with such new technology. This would subject the Company to the risks normally associated with the acquisition of additional capital. See "--Significant Capital Requirements; Need for Additional Capital; Explanatory Paragraph in Accountants' Report." The use of analog wireless communications equipment for commercial and consumer applications represents a relatively new business activity characterized by emerging markets and an increasing number of market entrants who have introduced or are developing an array of new wireless communications products and services, some of which will compete against the Company's services and any other services which may be developed by the Company. Achieving market acceptance for the Company's services will require substantial marketing efforts and expenditure of funds to create awareness and demand by potential customers. There can be no assurance that the Company's PTT products will ever gain wide commercial acceptance, however, the Company is encouraged in this regard by the current subscriber levels in excess of 31,000 units. The inability to successfully complete development of a product or application or a determination by the Company, for financial, technical or other reasons, not to complete commercial building of licenses held by the Company, particularly in instances in which the Company has made significant capital expenditures, could have a material adverse affect on the Company (See "--Dependence on Licensed Software").

Dependence on Ability to Compete; System Build-Out. Chadmoore's success depends on its analog mobile network's ability to compete with other wireless communications systems in each relevant market and the Company's ability to successfully market its wireless communications services. Chadmoore is continuing to focus its marketing efforts on attracting customers from its previously identified targeted groups of potential subscribers, chiefly business users. Following implementation of its system in each market and optimization activities, Chadmoore's SMR system will compete with established and future wireless communications operators, including Nextel Communications, Inc., to attract customers to its service in each of the markets in which the Company operates such SMR services or competing services such as PCS. The Company's ability to compete effectively with other wireless communications service providers, however, will depend on a number of factors, including the successful deployment of its identified market areas, the continued satisfactory performance of the Company's technology, and the development of cost-effective direct and indirect channels of distribution for its products and services. Although the Company has made significant progress in these areas to date, no assurance can be given that such objectives will be achieved. See "Risk Factors -- Forward-Looking Statements."

While the Company believes that the mobile dispatch service currently being provided on its analog SMR network is similar in function to and achieves performance levels competitive with those being offered by other current wireless communications service providers in the Company's market areas, there are (and will in certain cases continue to be) differences between the services provided by the Company and by cellular and/or PCS system operators and the performance of their respective systems. In addition, if either PCS or cellular operators provide two-way dispatch services in the future, the Company's advantage may be impaired. In addition, Nextel does provide two-way dispatch service and has bundled several services under its digital network that the Company's system does not provide. As a result of these differences, there can be no assurance that services provided on the Company's networks will be competitive with those available from other providers of mobile telephone services. As part of its marketing strategy, Chadmoore will continue to emphasize the benefits to its customers of low cost and superior customer service. The Company's system is not compatible with PCS or other telecommunications systems and, therefore, the Company will not be able to offer roaming abilities in any market other than its current markets or markets in which it enters into agreements with other analog SMR systems, of which there can be no certainty. Accordingly, Chadmoore will not be able to provide automatic roaming service comparable to that currently available from cellular operators, which have roaming agreements covering each other's markets throughout the United States. Moreover, the cellular systems in each of the Company's markets, as well as in the markets in which Chadmoore expects to provide services in the future, have been operational for a number of years, currently service a significant subscriber base and typically have significantly greater financial and other resources than those available to the Company. Subscriber units on the Company's network will not be compatible with cellular or PCS systems, and vice versa. This lack of interoperability may impede the Company's ability to attract cellular subscribers or those new mobile telephone subscribers that desire the ability to access different service providers in the same market. Moreover, because many of the Company's competitors have substantially greater financial resources than Chadmoore, such operators may be able to offer prospective customers equipment subsidies or discounts that are substantially greater than those, if any, that could be offered by the Company. Thus, Chadmoore's ability to compete based on the price of subscriber units may be limited. Chadmoore cannot predict the competitive effect that any of these factors, or any combination thereof, will have on the Company. Cellular operators and certain PCS operators and entities that have been awarded PCS licenses each control more spectrum than is allocated for SMR service in each of the relevant market areas. Each cellular operator is licensed to operate 25 MHz of spectrum and certain PCS licensees have been licensed for 30 MHz of spectrum in the markets in which they are licensed, while no more than 21.5 MHz is available in the 800 MHz band to all SMR systems, including the Company's systems, in those markets. See"-- Forward-Looking Statements."

Management of Growth and Attraction and Retention of Key Personnel. Management of the Company's growth may place a considerable strain on the Company's management, operations and systems. The Company's ability to execute its business strategy will depend in part upon its ability to manage the demands of a growing business. Any failure of the Company's management team to effectively manage growth could have a material adverse effect on the Company's business, financial condition or results of operations. The Company's future success depends in large part on the continued service of its key management, sales, product development and operational personnel. The Company believes that its future success also depends on its ability to attract and retain skilled technical, managerial and marketing personnel, including, in particular, additional personnel in the area of technical support. Competition for qualified personnel is intense. The Company has from time to time experienced difficulties in recruiting qualified skilled technical personnel. Failure by the Company to attract and retain the personnel it requires could have a material adverse effect on the financial condition and results of operations of the Company.

Technological Advances and Evolving Industry Standards. The wireless communications industry, and in particular the SMR industry, is characterized by rapid technological developments, changes in customer requirements, evolving industry standards and frequent new product introductions. In the future, the Company may be required to enhance its existing systems and to develop and introduce new products that take advantage of technological advances and respond promptly to new customer requirements and evolving industry standards. There can be no assurance that the Company will be able to keep pace with the rapid evolution of the wireless communications industry.

Reliance on One Principal Supplier in Implementation of System. Pursuant to equipment purchase agreements between Chadmoore and Motorola, Motorola provides the system infrastructure and subscriber handset equipment to the Company or its dealers in the majority of its markets. The Company expects that it will need to rely on Motorola to manufacture a substantial portion of the equipment necessary to construct its system for the foreseeable future. The equipment purchase agreements include commitments from the Company to purchase from Motorola significant amounts of system infrastructure equipment. The Company has, among other things, agreed (subject to certain conditions) to purchase $10 million of Motorola equipment over a 42 month period. There can be no assurances that the Company will be able to locate a replacement supplier.

Dependence on Governmental Regulation. The licensing, operation, acquisition and sale of Chadmoore's SMR licenses are regulated by the FCC. FCC regulations have undergone significant changes during the last four years and continue to evolve as new FCC rules and regulations are adopted pursuant to Omnibus Budget Reconciliation Act of 1993 and Telecommunications Act. The Company's ability to conduct its business is dependent, in part, on its compliance with FCC rules and regulations. See "Business--Government Regulation." Future changes in regulation or legislation affecting the Company's system, including Congress' and the FCC's recent allocation of additional commercial mobile radio services spectrum, could materially adversely affect Chadmoore's business. In addition, should the FCC fail to renew any of the Company's licenses or pass rules or regulations that limit the Company's ability to conduct its business, this could have a material adverse effect on the Company.

Assets Primarily Consist of Intangible FCC Licenses. The Company's assets consist primarily of intangible assets, principally FCC licenses, the value of which will depend significantly upon the success of the Company's business and the growth of the SMR and wireless communications industries in general. In the event of default on indebtedness or liquidation of the Company, there can be no assurance that the value of these assets will be sufficient to satisfy its obligations. Chadmoore had a negative net tangible book value of $12,034,252 as of December 31, 1998. Under the terms of the GATX Facility, as discussed below, the Company has granted a security interest in all proceeds from the sale of the Company's licenses. Therefore, shareholders would not share in the proceeds from such liquidation.

Lack of Dividend History; No Dividends. The Company has never paid dividends on its Common Stock and intends to utilize any earnings for growth of its business. Therefore, the Company does not intend to pay cash dividends for the foreseeable future. This lack of dividends and a dividend history may adversely affect the liquidity and value of the Company's Common Stock.

Potential Control by Significant Stockholders. Based on securities ownership information relating to the Company, the Shareholders Agreement dated May 1, 1998 between the Company, Recovery Equity Investors II, L.P ("REI"), and Robert
W. Moore (the `Shareholders Agreement") and giving effect to the exercise in full of (i) eleven-year warrant to purchase up to 14,612,796 shares of Common Stock at an exercise price of $0.001 per share of Common Stock; (ii) a three-year warrant to purchase up to 4,000,000 shares of Common Stock at an exercise price of $1.25 per share of Common Stock; and (iii) a five and one-half year warrant to purchase up to 10,119,614 shares of Common Stock at an exercise price of $0.39 per share of Common Stock, REI would hold approximately 43.3% of the Common Stock outstanding. In connection with the consummation of the REI investment and the Shareholders Agreement, REI has the right to designate not less than 2 members of the Company's Board of Directors (the "Board"). As a result, based upon REI's potential stock ownership position, as well as its ability to designate at least 2 of the members of the Board, REI is in a position potentially to exert some measure of influence over the Company's affairs. Based upon the potential REI ownership position, REI could act together with other shareholders and such parties could have a sufficient voting interest in the Company, among other things, to (1) exert effective control over the approval of amendments to the Company's Certificate of Incorporation, as amended (the "Chadmoore Charter"), mergers, sales of assets or other major corporate transactions as well as other matters submitted for stockholder vote, (2) defeat a takeover attempt, and (3) otherwise control whether particular matters are submitted for a vote of the stockholders of Chadmoore. Other than the Shareholder's Agreement, the Company is not aware of any current or pending agreements among REI and any other shareholders with respect to the ownership or voting of Common Stock and the Company knows of no entity or person that has a present intention to seek to exercise such control.

Dependence on Key Personnel. The Company believes that its continued success will depend to a significant extent upon its present management and in particular the services of Robert W. Moore, the Company's Chief Executive Officer. The Company carries a key man life insurance policy on Mr. Moore. The loss of any senior management personnel could have a material adverse affect on the Company. Further, in order to successfully implement and manage its business plan, the Company will be dependent upon, among other things, successfully recruiting and retaining qualified managerial and sales personnel having experience in business activities such as those contemplated by the Company. Competition for the type of qualified individuals sought by the Company is intense. There can be no assurance that the Company will be able to retain existing employees or that it will be able to find, attract and retain qualified personnel on acceptable terms.

Possible Volatility of Market Price. The Company's Common Stock has been traded on the OTC Bulletin Board since July 1996. The Company believes that factors such as (but not limited to) announcements of developments related to the Company's business, fluctuations in the Company's quarterly or annual operating results, failure to meet securities analysts' expectations, general conditions in the international marketplace and the worldwide economy, announcements of technological innovations or new systems or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with clients and suppliers could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In recent years the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock.

Risks Associated with Year 2000 Issues. In light of the progress made to date, the Company does not anticipate delays and postponements in finalizing and implementing Year 2000 resolutions by the middle of the fourth quarter of 1999. Until the Company's renovation and validation phases are substantially complete, however, the Company cannot fully and accurately estimate any uncertainty in timely resolving its Year 2000 challenges or in finalizing and implementing related Year 2000 resolutions. Additionally, any failure by third parties which have a material relationship with the Company to achieve full Year 2000 compliance may be a potential risk if such failure were to adversely affect the ability of such third parties to provide any products or services that are critical to the Company's operations. Finally, where the Company is not in a position to validate or certify that technology provided by third parties is fully Year 2000 compliant, the Company is seeking to obtain assurances from such third parties that their systems are or will be Year 2000 compliant no later than the end of the third quarter of 1999. If these third parties fail to appropriately address Year 2000 challenges, there could be a material adverse effect on the Company's financial condition and results of operations. Such risks include, but are not limited to: (i) inability of subscribers to make or receive dispatch calls; (ii) inability of sites, switches and other interfaces to accurately record call records of subscriber phone calls; and (iii) inability of billing systems to accurately report and bill subscribers for phone usage. Other risks associated with the inability of the Company or material third parties to develop and deploy Year 2000 solutions in a timely and successful manner may involve or result in conditions that could preclude the Company from:
(a) obtaining equity or debt financing; (b) deploying an alternative technology that is Year 2000 compliant; (c) implementing commercial buildouts in new markets or introducing new services in existing markets; and (d) pursuing additional business opportunities.

The Company cannot independently assess the impact of Year 2000 challenges and compliance activities and programs involving operators of utilities and other service providers (such as electric utilities and voice and data utilities). The Company therefore must rely on utility providers' estimates of their own Year 2000 challenges and the status of their related compliance activities and programs in the Company's own Year 2000 assessment process. Because the Company's systems will be dependent upon the systems of other service providers, any disruption of operations in the computer programs of such service providers would likely have an impact on the Company's systems. Moreover, there can be no assurance that such impact will not have a material adverse effect on the Company's operations.

Concerns About Mobile Communications Health Risk. Allegations have been made, but not proven, that the use of portable mobile communications devices may pose health risks due to radio frequency emissions from such devices. Studies performed by wireless telephone equipment manufacturers and at least one independent European study, have rebutted these allegations, and a major industry trade association and certain governmental agencies have stated publicly that the use of such phones poses no undue health risk. The actual or perceived risk of mobile communications devices could adversely affect the Company through a reduced subscriber growth rate, a loss of current subscribers, reduced network usage per subscriber or through reduced financing available to the mobile communications industry.

FORWARD-LOOKING STATEMENTS. A number of the matters and subject areas discussed in the foregoing "Risk Factors" section and elsewhere in this Annual Report that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations regarding the relevant matter or subject area. The operation and results of the Company's wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere in the foregoing "Risk Factors" section, including, but not limited to, general economic conditions in the geographic areas and occupational market segments (such as, for example, construction, delivery, and real estate management services) that the Company is targeting for its SMR systems, the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet the Company's systems deployment and marketing plans and customer demand, the success of efforts to improve and satisfactorily address any issues relating to the system's performance, the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to the SMR system, access to sufficient debt or equity capital to meet the Company's operating and financing needs, the quality and price of similar or comparable wireless communications services offered or to be offered by the Company's competitors, including providers of cellular and PCS service, future legislative or regulatory actions relating to SMR services, other wireless communications services or telecommunications generally and other risks and uncertainties described from time to time in Chadmoore's reports filed with the Commission.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company's corporate office is located at 2875 East Patrick Lane, Suite G, Las Vegas, Nevada 89120. The Company leases office and warehouse space at this address which consists of approximately 16,000 square feet at a monthly rental of approximately $17,500 under a five-year lease, which started in December 1997, with renewal and annual escalation provisions. Management believes that the corporate office space will be sufficient to accommodate the growth necessary to implement its plan of operation and has no expectation of needing more space before the end of the lease term. In addition, the Company leases a sales facility in Little Rock, Arkansas, which consists of 1,000 square feet under a one-year lease expiring in November 1999 and a sales facility in Southaven, Mississippi, which consists of 800 square feet under a one-year lease expiring in March 2000. The Company, through a subsidiary, also owns an 8,000 square foot sales and service facility in Memphis, Tennessee.

The Company, through its subsidiaries, leases approximately 275 antenna sites throughout the United States for the transmission of its SMR services. These sites are located primarily on roof tops or are free standing facilities. The terms of these leases range from month to month to 5 years, with options to renew. The Company believes it is more economical to lease antenna sites rather than own the sites.

ITEM 3.  LEGAL PROCEEDINGS

Goodman/Chan Proceedings. On November 9, 1998, Chadmoore filed a Petition for Reconsideration at the FCC seeking reversal of the action announced in the Commercial Wireless Division's Public Notice, and the Company has asked that relief be reinstated for its affected licenses. Additionally, on February 1, 1999, the Company in conjunction with other affected parties filed a Petition with the United States Court of Appeals for the District of Columbia Circuit seeking reversal of the FCC's decision and a remand of the decision to the FCC with specific instructions from the court to reinstate the licenses for which relief had been denied. Oral argument before the Court is scheduled for May 4, 1999. Other similarly situated licensees also have filed petitions for relief. See Item 7, Footnote 12 for a detailed factual discussion of the Goodman/Chan proceedings. (See also "government regulation").

Airnet, Inc. v. Chadmoore Wireless Group, Inc. Case No. 768473, Orange County Superior Court On April 3, 1997, Airnet, Inc. ("Airnet") served a summons and complaint on the Company, alleging claims related to a proposed merger between Airnet and the Company that never materialized. In particular, Airnet has alleged that a certain "letter of intent" obligated the parties to complete the proposed merger. The Company denied this allegation.

On February 2, 1998, the Company filed a Cross-Complaint  against Airnet as well
as  three  other  named  cross-defendants   related  to  Airnet:  Uninet,  Inc.,
("Uninet") Anthony Schatzlein ("Schatzlein") and Dennis Houston ("Houston").

A non-binding mediation was conducted before a retired superior court judge on August 21, 1998, and a confidential settlement was reached. On April 12, 1999, the parties executed a written Settlement Agreement settling all claims and cross claims. Pursuant to the terms of the settlement, the Company will issue 525,000 shares of its Common Stock and the parties will execute mutual general releases.

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

Subsequently, CCI added claims against Peacock and two related purported entities arising out of Peacock's conduct with regard to the Consultant Agreement and certain finder's preferences. Subsequently, Peacock added an affirmative claim against CCI for breach of contract, alleging his entitlement to certain bonus compensation that he alleges was not paid to him.

On January 22, 1999, CCI reached a settlement in principle of the dispute. The settlement was reduced to a comprehensive written settlement agreement which became effective on March 5, 1999. Under the terms of the settlement, Peacock will receive (1) certain rights with respect to a finder's preference pending against a five-channel SMR station in Memphis, Tennessee (WNZR202); (2) certain rights with respect to other finder's preference proceedings which are determined by CCI in its sole discretion to be undesirable; and (3) 10% of the independently determined value of the wide area license, if any, issued as a result of a certain finder's preference proceeding filed by CCI. Under the terms of the settlement, CCI will receive a right of first refusal with respect to certain assets belonging to Peacock. In addition, the settlement contains mutual general releases and covenants to dismiss pending proceedings. On March 5, 1999, CCI and Peacock executed a Voluntary Dismissal With Prejudice of all claims asserted in the District Court litigation. However, despite CCI's demand, Peacock has refused to dismiss a finder's preference proceeding concerning station WZC790 in Memphis, Tennessee, which is owned by a subsidiary of the Company. The Company is presently evaluating its options with respect to enforcement of the Agreement in this regard. For his part, Peacock is contending that CCI is in breach of the Settlement Agreement because it does not agree with Peacock's position with respect to the finder's preference proceeding concerning station WZC790. Peacock has filed a motion with the District Court seeking enforcement of the Settlement Agreement, but it is not clear what relief Peacock is seeking.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER / SHAREHOLDER MATTERS

MARKET INFORMATION. The Company's Common Stock has been listed on the NASD Electronic Bulletin Board since July 1996. The Company's Common Stock currently trades under the symbol "MOOR". As of March 31, 1999, there were 403 holders of record of Common Stock, including brokerage accounts. The transfer agent for the Common Stock is American Securities Transfer and Trust, Inc., Lakewood, CO 80215-5513.

The following table sets forth, on a per share basis, the high and low sale prices for the Company's Common Stock as reported by Bloomberg.


                    Fiscal Year 1997          High Bid            Low Bid
                                              --------            -------
                    First Quarter             $      1.51         $    0.63
                    Second Quarter            $      0.99         $    0.34
                    Third Quarter             $      0.80         $    0.20
                    Fourth Quarter            $      1.31         $    0.39

                    Fiscal Year 1998          High Bid            Low Bid
                                              --------            -------
                    First Quarter             $       0.62        $    0.41
                    Second Quarter            $       0.58        $    0.44
                    Third Quarter             $       0.47        $    0.20
                    Fourth Quarter            $       0.35        $    0.17

On December 31, 1998, the closing ask and bid price, on a per share basis, of the Company's Common Stock was $0.25 and $0.20, respectively. The above prices may not reflect actual transactions and represent prices between broker-dealers and do not include retail mark-ups or mark-downs or any commissions to the broker-dealer.

DIVIDEND INFORMATION. The Company has paid no cash dividends to date on its Common Stock. The Company anticipates that for the foreseeable future its earnings, if any, will be retained for use in its business and that no cash dividends will be paid on the Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended December 31, 1998 and December 31, 1997, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation, fluctuations in demand, loss of subscribers, the quality and price of similar or comparable wireless communications services, the existence of well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to complete intended market roll-out, termination of proposed transactions, access to sources of capital, adverse results in pending or threatened litigation, consequences of actions by the FCC, general economics and the risks discussed under "Business--Risk Factors" in this report.

RESULTS OF OPERATION

Total revenues for the fiscal year ended December 31, 1998 increased 65.7% or $1,248,501 from $1,900,167 in 1997 to $3,148,668 in 1998, reflecting increases of $1,571,365, or 210.3%, in service (recurring revenues from air-time subscription by customers in 1998) offset, in part, by a decline of $322,864, or 28.0%, in equipment sales and maintenance. Consistent with the Company's plan of operation to focus on recurring revenues by selling its commercial SMR service through independent dealers, the proportion of total revenues generated by service increased to 73.6% in 1998 from 39.3% in 1997. In such business model, the local dealer rather than the Company sells, installs, and services the radio equipment and records the revenues and costs associated therewith and the Company receives only the recurring revenue associated with the sale of airtime. The Company anticipates that the proportion of total revenues from recurring revenues will continue to increase in future periods as additional markets are rolled out utilizing indirect distribution through local dealers.

The 210.3% increase in Service revenues, from $747,335 in 1997 to $2,318,700 in 1998, was driven by an increase in the number of subscribers utilizing the Company's SMR systems of approximately 18,700, or 225.3%, from approximately 8,300 at December 31, 1997 to approximately 27,000 at December 31, 1998. The increase in subscribers, in turn, was primarily due to full-scale implementation of service by the Company in 52 new markets during 1998 as well as continued growth in existing markets. Pricing per subscriber unit remained comparable during both years.

The 28.0% decrease in revenues from Equipment sales and maintenance from $1,152,832 in 1997 to $829,968 in 1998, was attributable to the Company's continued focus on Service revenue and the reallocation of capital from direct markets to indirect markets to concentrate on increasing Service revenues. The Company anticipates that Equipment sales and maintenance will remain relatively constant and account for a declining share of total revenues in the future, because since acquiring full-service operations in its first two markets, the Company has utilized and intends to continue utilizing indirect distribution through local dealers in substantially all markets.

Cost of service revenue increased by $312,360, or 96.7%, from $323,028 in 1997 to $635,388 in 1998. This increase was primarily due to SMR system site expenses in the Company's 52 new markets rolled out during 1998. Gross margin on Service revenue increased from 56.8% in 1997 to 72.6% in 1998, which is attributed to the maturation of markets commercialized in 1997 and early 1998. In general, Service revenue has a lower cost of sales associated with it and therefore a higher gross margin percentage than Equipment sales and maintenance service.

Cost of equipment sales and maintenance decreased by $169,382, or 26.9%, from $630,480 in 1997 to $461,098 in 1998. This decrease was due to the decrease in Equipment sales and maintenance revenue from 1997 to 1998. Gross margin on Equipment sales and maintenance remained relatively the same over the two periods, decreasing 2.0% or 0.9 percentage points, from 45.3% in 1997 to 44.4% in 1998.

General and administrative expenses increased by $1,179,637, or 17.5%, from $6,729,585 in 1997 to $7,909,222 in 1998. Salaries, wages, and benefits expense (a component of general and administrative expenses) increased by $180,843 or 6.5%, from $2,780,385 in 1997 to $2,961,228 in 1998. This increase is primarily due to personnel additions, largely in operational areas, made in connection with the Company starting to transition from aggregating SMR spectrum to constructing, marketing, and rolling out commercial SMR service. Relative to total revenues, Salaries, wages, and benefits expense was 94.0% in 1998 compared with 146.3% in 1997. Remaining General and administrative expense increased 25.3% or $998,794, from $3,949,200 in 1997 to $4,947,994 in 1998. The increase in the remaining General and administrative expense was primarily due to increases of approximately $710,000 in advertising and marketing, $570,000 in expense associated with non-commercial markets which were established in the fourth quarter of 1997, and $380,000 in compensation paid to dealers and partners in the Company's indirect distribution channels. These increases were partially offset by declines of approximately $510,000 in legal expenses and approximately $180,000 in other professional services. These declines were due to a majority of the Company's legal and professional services being associated with debt and equity financing not expensed. The Company expects General and administrative expense as a percentage of revenues to decline in future years as the costs associated with market build out are reduced and as the Company realizes operating leverage gained from an increasing subscriber base managed through essentially the same infrastructure.

Depreciation and amortization expense increased $545,680 or 79.4%, from $687,679 in 1997 to $1,233,359 in 1998, reflecting larger amounts of licenses and infrastructure placed in service associated with construction and implementation of new commercial sites.

In 1997 the Company had a cost of settlement on license dispute of $143,625. There was no such expense in 1998.

Due to the foregoing, total operating expenses increased $1,724,670 or 20.3%, from $8,514,397 in 1997 to $10,239,067 in 1998, and the Company's loss from operations increased by $476,169 or 7.2%, from $6,614,230 to $7,090,399, for such respective periods.

In the second fiscal quarter of 1997, the Company recorded a charge of $7,166,956 to reflect permanent impairment of value to management agreements and options to acquire licenses for which the Company at such time was uncertain of its ability to construct systems prior to an FCC-mandated construction deadline of November 20, 1997, which would have resulted in forfeiture of such licenses back to the FCC. On June 30, 1997, management determined that approximately 2,700 channels were permanently impaired. Licenses so selected by the Company were chosen based on numerous strategic factors, including importance of the markets in which such licenses were located, channel densities in such markets, projected system revenues, and potential competitive impact. The impairment charge was based on, among other things, management's estimate of the Company's ability to meet FCC construction requirements in 158 markets by the deadline. As of the November 20, 1997 construction deadline the Company had exceeded its estimate and met all of the FCC's construction requirements for approximately 3,800 of the 5,500 affected channels. As a result, the Company exceeded its estimate by approximately 1,000 channels and released approximately 1,700 channels back to the FCC. The impairment charge for the approximately 2,700 channels was accounted for as a permanent impairment. The cost basis of the management agreements and options to acquire such licenses will not be adjusted to reflect the excess of the actual build out over the estimate, in accordance with SFAS No. 121 "Impairment of Long Lived Assets and Long Lived Assets to be Disposed of ".

In the fourth quarter of 1997, the Company recorded a one-time non-cash write-down of $443,474 associated with its investment in JJ&D LLC. This write-down was almost exclusively purchased goodwill from the original purchase price allocation. Management believes this investment is permanently impaired based on the Company's expectation of JJ&D LLC's future performance.

Interest expense, net of interest income, was restated in 1997 with respect to an SEC announcement regarding a beneficial conversion feature embedded in a convertible security (see Item 7, Footnote 5A). Interest expense, net of interest income, increased $443,729, or 35.8%, from $1,237,923 in 1997 to $1,681,652 in 1998, due to higher debt balances associated with notes payable issued to exercise license options, offset, in part, by a "beneficial conversion feature" associated with the issuance of convertible debentures in 1997 resulting in interest expense of $767,986.

During 1997, the Company had a gain on settlement of debt of $839,952 (see Item 7, Footnotes 5A and 6D).

During 1998, the Company had expense of $182,914 associated with a standstill agreement (see Item 7, Footnote 6A).

During 1998, the Company recognized several channel sales resulting in a gain on sale of Intangible assets of $730,425. There was no such gain in 1997.

Based on the foregoing, the Company's net loss decreased $6,358,128 or 43.3%, from $14,679,286 in 1997 to $8,321,158 in 1998. This decrease was the result of a decrease of $6,834,297 in other expenses and an increase of $476,169 in the Company's operating loss during such period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have been and will continue to be significant. The Company believes that during 1999 it will require additional funding. Approximately $13.5 million was funded in March of 1999, and additional amounts will be required for full-scale implementation of its SMR services and ongoing operating expenses. To meet such funding requirements the Company is in the process of obtaining additional funding including the possible funding of an additional $13.5 million under the GATX Facility (as defined below), a vendor financing arrangement consummated with HSI GeoTrans, Inc. ("GeoTrans") and possible other vendor financing arrangements currently being evaluated but not yet consummated. There can be no assurances that the Company will be able to successfully obtain the additional financings currently contemplated, or will be otherwise able to obtain sufficient financing to consummate the Company's business plan.

On March 2, 1999, pursuant to a Senior Secured Loan Agreement ("GATX Facility"), among the Company and GATX Capital Corporation ("GATX"), Chadmoore borrowed $13.5 million from GATX. Pursuant to the agreement, within 120 days of the funding, GATX, at its sole discretion, has the option to make available up to $13.5 million in additional funds. Loans under the GATX facility will be made at an interest rate fixed at the time of the funding based on five-year U.S. Treasury notes plus 5.5%, with a five-year amortization schedule following an interest-only period, and warrants to purchase up to 1,822,500 shares of the Company's Common Stock at an exercise price of $0.39 per share were issued to GATX. The loan is secured by substantially all the assets of the Company; provided, however, that if the additional $13.5 million is not made available within 120 days of March 2, 1999, certain assets including channels, equipment and the customer base will be released from security and the number of warrants will be reduced proportionately. If certain assets are released, the Company may sell channels deemed to be non-strategic to its business plan, or use the collateral to secure other financing.

In conjunction with the GATX Facility the Company has paid and terminated the Motorola Loan Facility and the MarCap Facility (see Item 7, Footnote 5). Motorola and MarCap concurrently released all security interests related to the Motorola Loan Facility and the MarCap Facility.

On May 4, 1998, pursuant to an Investment Agreement ("Agreement"), dated May 1, 1998 between the Company and Recovery Equity Investors II L.P. ("Recovery"), Recovery purchased from the Company, for $7.5 million, 8,854,662 shares of common stock, 10,119,614 shares of redeemable Series C preferred stock, an eleven-year warrant to purchase up to 14,612,796 shares of common stock at an exercise price of $.001 per share, a three-year warrant to purchase up to 4,000,000 shares of common stock at an exercise price of $1.25 per share, and a five and one-half year warrant to purchase up to 10,119,614 shares of common stock at an exercise price of $0.3953 per share (see Item 7, Footnotes 6B and 8).

In September 1997, the holder of the convertible debenture entered into an agreement with the Company to restructure the convertible debenture financing described above (the "Debenture Restructuring Agreement"). Under the Debenture Restructuring Agreement the holder agreed to restrict its daily sales of the Company's Company Stock to not more than 10% of total trading volume on the NASDAQ bulletin board (but, notwithstanding the foregoing restriction, the holder may sell up to 100,000 shares of the Company's common stock per month). In addition, the Debenture Restructuring Agreement required the holder to exchange the convertible debenture (including rights to all accrued interest and penalties) for a new debenture (the "New Debenture") with a maturity date of August 31, 1998, in the principal amount of $1,627,500, payable in ten monthly payments of $162,750. These payments were payable in cash or stock at the market price when due (at the Company's option). Interest, in the liquidated amount of $425,000, was payable, by the Company, at the Company's option, in cash or stock at the then current market price on the due date and was payable in September 1998. As of December 31, 1998 the Company had not made any payments on the New Debenture, and had received a notice of default under the New Debenture. On April 12, 1999 the Company made a payment to the New Debenture holder of 1,871,096 shares of the Company's restricted Common Stock which represented $916,837 toward the principal and interest of the New Debenture (see Item 7 Footnotes 5A and 13).

On March 9, 1998, the Company entered into a vendor financing arrangement with GeoTrans, a wholly owned subsidiary of Tetra Tech, Inc., whereby GeoTrans performed turn-key implementation of full-scale SMR system operations for the Company in up to 10 markets per month and 145 total markets. During 1997, GeoTrans completed preliminary construction services for the Company in 78 markets and through March 31, 1999, GeoTrans completed full scale construction of approximately 61 commercial markets. Collateral for such financing arrangement consists of pledged stock of a subsidiary primarily consisting of SMR assets.

In October 1996, the Company signed a purchase agreement with Motorola to purchase approximately $10 million of Motorola radio communications equipment, including Motorola Smartnet II trunked radio systems. Such purchase agreement required that the equipment be purchased within 30 months of its effective date. By way of a letter agreement dated March 10, 1998 among MarCap, Motorola, and the Company, the effective period of the Motorola purchase agreement and Motorola Facility was extended from 30 months to 42 months from the effective dates thereof. As of March 31, 1999 the Company has purchased approximately $5 million toward this purchase commitment.

Based on the foregoing, the Company believes that it should have adequate resources to continue establishing its SMR business. However, the Company anticipates, based on its current plans and assumptions relating to its growth and operations, that the proceeds from the completed financings and planned revenues will not be sufficient to satisfy the Company's contemplated cash requirements for the next 12 months and that the Company will be required to raise additional funds. In addition, in the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, delays, problems, or otherwise), the Company may be required to seek additional funding sooner than anticipated. The Company believes it has developed adequate contingency plans, however, the failure to consummate the aforementioned potential financing with GATX as currently contemplated, or at all, could have a material adverse effect on the Company, including the risk of liquidation of assets or bankruptcy. Such contingency plans include pursuing similar financing arrangements with other institutional investors and lenders, selling selected channels, and focusing solely on the 82 markets in which full-scale service has already been implemented. This latter course might entail ceasing further system expansion in such markets (which in the aggregate are generating positive cash flow) and reducing corporate staff to the minimal level necessary to administer such markets. The Company believes that this strategy would provide sufficient time and resources to raise additional capital or sell selected channels in order to resume its growth. However, there can be no assurances that this or any of the Company's contingency plans would adequately address the aforementioned risks, or that the Company will attain overall profitability.

During the twelve months ended December 31, 1997 and 1998, the Company used net cash in operating activities of $3,037,044 and $475,172, respectively. The major non-operations use of cash for the years ended December 31, 1997 and 1998 was the acquisition of communications assets. The major non-operations source of cash for the years ended December 31, 1997 and 1998 was proceeds from issuance of equity securities and proceeds from issuance of long-term debt.

The Company's auditors' opinions for the years ended December 31, 1998 and 1997 include an explanatory paragraph which expresses substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Item 7, Footnote 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Item 7, Footnote 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

YEAR 2000 ISSUES

The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results.

The Company has addressed its state of readiness for Year 2000 and Management is believes that the Company will be compliant by the end of 1999. The Company is currently evaluating, and upgrading its internal hardware and software that enables the Company to load subscribers, capture call records, generate customer bills and facilitate internal communications. All internal hardware and software is expected to be fully tested by the third quarter of 1999. The Company has contacted the necessary hardware and software vendors about its plan, and Management believes that all the necessary Year 2000 compliant hardware and software is currently available and can be implemented quickly. At the current time Management estimates the cost of internal evaluation and upgrades not to exceed $100,000.

The Company's current accounting software is not Year 2000 compliant, however the Company has purchased a Year 2000 compliant version and expects to be fully compliant by the second quarter 1999. The Company primarily uses Microsoft products for internal data storage and communications. The Company has contacted Microsoft and has been assured that these products are Year 2000 compliant. In addition, the Company relies on third party switching systems to monitor its systems usage. These systems are primarily manufactured by Motorola. The company has contacted Motorola and has been assured that the Motorola switching systems are Year 2000 compliant.

To a lesser extent, the Company also relies on various third party service providers and the Company cannot independently assess the impact of Year 2000 challenges and compliance activities and programs involving operators of utilities and other service providers (such as electric utilities and voice and data utilities). The Company therefore must rely on utility providers' estimates of their own Year 2000 challenges and the status of their related compliance activities and programs in the Company's own Year 2000 assessment process. Because the Company's systems will be dependent upon the systems of other service providers, any disruption of operations in the computer programs of such service providers would likely have an impact on the Company's systems. Moreover, there can be no assurance that such impact will not have a material adverse effect on the Company's operations

The Company has assessed its risks associated with the Year 2000 issue and has concluded that, unless third party providers are unable to continue to provide the Company with their services or Motorola is unable to supply the Company with its products, the effects of the Year 2000 issue will not have a material adverse effect on the Company. While Management believes that the Company has timely and adequately planned for the Year 2000 issue, there can be no assurance that the Company's plan will achieve its goals or that third parties that the Company relies on have adequate plans to address this issue.

If the Company is unable to gather and process data electronically, it has a contingency plan to gather and process data manually. This process will be a temporary solution and will require substantially more resources than would otherwise be required, however Management believes that it could resume business for a period of time using this contingency plan.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The accounting standards executive committee of the American Institute of Certified Public Accountants has issued Statement of Position 98-5 "Reporting on Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires the costs of start-up activities, as defined, to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company has adopted this standard beginning January 1, 1999 and will expense start up activities as incurred after that date. The adoption of SOP 98-5 is not expected to have a material effect on the Company's financial position or results from operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133"). The Company expects to adopt the new statement effective January 1, 2000. The statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows the gains and losses on a derivative to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of the hedge accounting transaction. The Company does not anticipate that the adoption of this statement will have a significant effect on its results of operations or financial position.

ITEM 6A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 1998, all the Company's long term debt bears fixed interest rates, however, the fair market value of this debt is sensitive to changes in prevailing interest rates. The Company runs the risk that market rates will decline and the required payments will exceed those based on the current market rate. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

ITEM 7.  FINANCIAL STATEMENTS

The audited Financial Statements of the Company for the years ended December 31, 1998 and 1997, are located at page F-4.

CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements


Independent Auditors' Report, of KPMG LLP                             F-2

Report of Independent Public Accountants, of Arthur Andersen LLP      F-3

Consolidated Balance Sheets as of December 31, 1998 and 1997          F-4

Consolidated Statements of Operations for the years ended
                December 31, 1998 and 1997                            F-5

Consolidated Statements of Redeemable Preferred Stock and
         Shareholders' Equity for the years ended
                December 31, 1998 and 1997                       F-6, F-7

Consolidated  Statements  of Cash Flows for the years ended
                December 31, 1998 and 1997                       F-8, F-9

Notes to Consolidated Financial Statements                           F-10

INDEPENDENT AUDITORS' REPORT

The Board of Directors  and  Shareholders  Chadmoore  Wireless  Group,  Inc. and
Subsidiaries:

We have audited the accompanying consolidated balance sheet of Chadmoore Wireless Group, Inc. and Subsidiaries (formerly CapVest Internationale, Ltd.), (a development stage enterprise), as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chadmoore Wireless Group, Inc. and Subsidiaries (formerly CapVest Internationale, Ltd.)(a development stage enterprise), as of December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a deficiency of working capital, and has a deficit accumulated during the development stage that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 5a to the consolidated financial statements, the Company has restated its 1997 consolidated financial statements to comply with the Securities and Exchange Commission staff position on accounting for convertible securities having beneficial conversion features.


                            /s/ KPMG LLP

March 27, 1998 except as to the
sixth paragraph of Note 5a which
is as of November 13, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and  Shareholders of
Chadmoore  Wireless Group,  Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Chadmoore Wireless Group, Inc. (a Colorado corporation) and Subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of operations, redeemable preferred stock and shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chadmoore Wireless Group, Inc. and Subsidiaries, as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Footnote 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Footnote 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/ Arthur Andersen LLP

Las Vegas, Nevada
March 31, 1999

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1998 and 1997

                                                                       December 31,  December 31,
                                                                           1998          1997
                                                                                       Restated
                                                                      ------------   ------------
                                          ASSETS
Current assets:
    Cash                                                              $    578,677   $    959,390
    Accounts receivable, less allowance for
     doubtful accounts of $13,000 and $45,000 at
     December 31, 1998 and 1997, respectively                              582,817        265,935
    Other receivables, less allowance for                                  136,288         99,223
     Doubtful accounts of $133,639 and $0 at
     December 31, 1998 and 1997, respectively
    Inventory                                                              169,520         89,133
    Deposits and prepaids                                                  134,228        130,858
                                                                       -----------    -----------
           Total current assets                                          1,601,530      1,544,539

Property and equipment, net                                             12,681,753      5,809,168
Intangible assets, net                                                  41,118,012     34,620,880
Other assets, net                                                          119,166         32,928
                                                                       -----------    -----------

           Total assets                                               $ 55,520,461   $ 42,007,515
                                                                      ============   ============
                       LIABILITIES, REDEEMBALE PREFERRED STOCK
                              AND SHAREHOLDERS' EQUITY

Liabilities:
    Current maturities of long-term debt                              $  8,255,174   $  2,638,414
    Accounts payable                                                     3,979,366      1,165,425
    Accrued liabilities                                                  2,827,792      1,629,715
    License option commission payable                                    3,412,000      3,412,000
    Unearned revenue                                                       506,056        107,057
    Other current liabilities                                              707,039        131,273
                                                                       -----------    -----------
           Total current liabilities                                    19,687,427      9,083,884
Long-term debt                                                           8,152,589      4,614,157

                                                                       -----------    -----------
           Total liabilities                                            27,840,016     13,698,041

Minority interests                                                         533,690        352,142

Commitments and contingencies Redeemable preferred stock:
    Series C, 4% cumulative, 10,119,614 shares issued and outstanding      974,995             --

Shareholders' equity:
    Preferred stock, $.001 par value, authorized 40,000,000 shares:
     Series A 250,000 shares issued and canceled, 0 outstanding at December 31  --             --
          1998 and 1997
     Series B 219,000 shares issued and 21,218 and 219,000 shares outstanding
          at December 31, 1998 and 1997, respectively                           21            219
     Common stock, $.001 par value, authorized 100,000,000 shares,
          36,504,324 and 21,163,847 shares issued and outstanding
          at December 31, 1998 and 1997, respectively                       36,504         21,164
     Additional paid-in capital                                         66,856,832     60,303,498
     Stock subscribed                                                           --         32,890
     Accumulated deficit                                               (40,721,597)   (32,400,439)
                                                                       -----------    -----------
           Total shareholders' equity                                   26,171,760     27,957,332
                                                                       -----------    -----------
           Total liabilities, redeemable preferred
           stock and shareholders' equity                              $55,520,461    $42,007,515
                                                                       ===========    ===========

See accompanying notes to consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 1998 and 1997


                                                         1998          1997
                                                                     Restated
                                                     ------------  ------------
Revenues:
    Service revenue                                  $  2,318,700  $    747,335
    Equipment sales and maintenance                       829,968     1,152,832
                                                     ------------  ------------

                                                        3,148,668     1,900,167
                                                     ------------  ------------
Operating expenses:
    Cost of service revenue                               635,388       323,028
    Cost of equipment sales and maintenance               461,098       630,480
    General and administrative                          7,909,222     6,729,585
    Depreciation and amortization                       1,233,359       687,679
    Cost of settlement on license dispute                      --       143,625
                                                     ------------  ------------

                                                       10,239,067     8,514,397
                                                     ------------  ------------

Loss from operations                                   (7,090,399)   (6,614,230)
                                                     ------------  ------------
Other income (expense):
    Minority interest                                     (96,618)       19,366
    Interest expense, net                              (1,681,652)   (1,237,923)
    Write down of management agreements
       and licenses to estimated fair value                    --    (7,166,956)
    Write down of investment in JJ&D, LLC                      --      (443,474)
    Standstill agreement expense                         (182,914)           --
    Gain on sale of intangible assets                     730,425            --
    Gain on settlement of debt                                 --       839,952
    Other, net                                                 --       (76,021)
                                                     ------------  ------------

                                                       (1,230,759)   (8,065,056)
                                                     ------------  ------------

Net loss                                             $ (8,321,158) $(14,679,286)
Series B preferred stock dividend                         (69,854)           --
Redeemable preferred stock dividend and accretion        (289,683)           --
                                                     ------------  ------------

Loss applicable to common shareholders               $ (8,680,695) $(14,679,286)
                                                     ============  ============



Basic and diluted loss per share of Common Stock     $       (.21) $       (.73)
                                                     ============  ============

Basic and diluted weighted average shares outstanding  41,454,187    20,061,602
                                                     ============  ============



See accompanying notes to consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                      For the year ended December 31, 1997

                             Preferred Stock
                                Series B           Common Stock
                            ----------------------------------------    Additional                                   Total
                              Outstanding           Outstanding          Paid-In      Stock       Accumulated     Shareholders'
                             Shares   Amount       Shares   Amount       Capital    Subscribed      Deficit          Equity
                            ---------------------------------------------------------------------------------------------------
Balance at December 31, 1996,
 restated                         -     $  -     17,823,445   17,824   $55,985,974   $288,835     $(17,721,153)   $ 38,571,480

Issuance of Common Stock:
 Stock Subscribed                 -        -        231,744      232       255,713   (255,945)               -               -

 Exercise of options              -        -        323,857      323       161,606          -                -         161,929

 Conversion of debentures         -        -      1,587,527    1,588     1,123,507          -                -       1,125,095

 Debt restructuring               -        -      1,050,000    1,050       723,450          -                -         724,500

 License dispute                  -        -        101,700      102       127,023          -                -         127,125

 Legal fees                       -        -         45,574       45        21,830          -                -          21,875

Issuance of stock options         -        -              -        -       329,426          -                -         329,426

Issuance of preferred stock
 in connection with private
 placement                  219,000      219              -        -     1,574,969          -                -       1,575,188

Beneficial conversion feature
 associated with convertible
 debentures                       -        -              -        -       767,986          -                -         767,986

Restructuring of convertible
 debentures                       -        -              -        -      (767,986)         -                -        (767,986)

Net loss                          -        -              -        -             -          -      (14,679,286)    (14,679,286)
                           ---------   ------    ----------  -------   -----------   --------     -------------   -------------
Balance at December 31,
  1997, restated            219,000    $ 219     21,163,847  $21,164   $60,303,498   $ 32,890     $(32,400,439)   $ 27,957,332
                           =========   ======    ==========  =======   ===========   ========     =============   =============


                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
 Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
                      For the year ended December 31, 1998

                        Redeemable          Preferred Stock
                        Preferred Stock         Series B        Common Stock
                     --------------------- ------------------ --------------------  Additional                          Total
                        Outstanding        Outstanding        Outstanding            Paid-In    Stock    Accumulated Shareholders'
                          Shares    Amount    Shares   Amount    Shares    Amount     Capital Subscribed    Deficit     Equity
                     ------------- ------- ----------- ------ ----------- -------- ---------- ---------- ------------ ------------
Balance at December 31, 1997,
  restated                     -   $     -   219,000    $219   21,163,847 $ 21,164  60,303,498  $32,890  $(32,400,439)  27,957,332

Issuance of Common Stock:

Employee compensation plan     -         -         -       -      123,500      124      63,572        -             -       63,696

Stock subscribed               -         -         -       -       11,400       11      32,879  (32,890)            -            -

  Exercise of license option   -         -         -       -      800,000      800     351,200        -             -      352,000

  Conversion of Series B
     preferred stock           -         -  (197,782)   (198)   4,461,714    4,462     (4,264)        -             -            -

  Series B preferred stock
     dividend                  -         -         -       -      122,413      122       (122)        -             -            -

  Standstill agreement         -         -         -       -      310,023      310     182,604        -             -      182,914

  Services                     -         -         -       -      290,765      291     160,634        -             -      160,925

  Exercise of license option   -         -         -       -       31,000       31      15,159        -             -       15,190

  Fixed assets                 -         -         -       -      335,000      335     188,711        -             -      189,046

  Cash                10,119,614   685,312         -       -    8,854,662    8,854   5,837,604        -             -    5,846,458

Issuance of stock options      -         -         -       -            -        -      15,040        -             -       15,040

Preferred stock dividends
  and accretion                -   289,683         -       -            -        -    (289,683)       -             -    (289,683)

Net loss                       -         -         -       -            -        -          -         -    (8,321,158)  (8,321,158)
                     ------------- ------- ----------- ------ ----------- -------- ----------- --------- ------------- ------------
Balance at December 31, 1998
                     10,119,614  $974,995    21,218    $ 21   36,504,324   $36,504 $66,856,832 $      -  $(40,721,597) $26,171,760
                     ============= ======= =========== ====== =========== ======== =========== ========= ============= ============

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 1998 and 1997

                                                                   1998          1997
                                                                               Restated
                                                               -----------   ------------
Cash flows from operating activities:
    Net loss                                                   $(8,321,158)  $(14,679,286)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
         Minority interest                                          96,618        (19,366)
         Depreciation and amortization                           1,233,359        687,679
         Interest expense associated with beneficial
            conversion feature                                         --         767,986
         Provision for losses on accounts receivable                13,881         45,000
         Write down of  management  agreements
            and licenses to estimated fair value                        --      7,166,956
         Write down of investment in JJ&D, LLC                          --        443,474
         Write off of license options                               43,690        330,882
         Write down of prepaid management rights                        --         81,563
         Gain on settlement of debt                                     --       (839,952)
         Standstill agreement                                      182,914             --
         Shares issued for settlement of license dispute                --        127,125
         Amortization of debt discount                           1,265,227        168,410
         Stock compensation                                          7,710             --
         Expense associated with:
            Stock issued for services                                   --         21,875
            Options issued for services                             15,040        329,430
         Change in operating assets and liabilities:
            Increase in accounts receivable                       (321,501)      (143,638)
            Decrease (increase) in inventory                       (80,387)       108,343
            Decrease (increase) in deposits and prepaids            52,116        (82,241)
            Increase in unearned revenue                           398,999        107,057
            Increase in accounts payable and accrued
              liabilities                                        4,267,997      1,942,328
            Increase in other current liabilities                  670,323        399,331
                                                                ----------     ----------

Net cash used in operating activities                             (475,172)    (3,037,044)
                                                                ----------     ----------
Cash flows from investing activities:
  Payments for acquisition and purchase of license options        (224,448)      (211,550)
  Proceeds from intangible assets disposition                      536,547        500,000
  Purchases of property and equipment                           (7,364,520)    (1,885,223)
  Proceeds from property and equipment disposition                      --        827,841
  Decrease (increase) in other assets                               16,597        (11,123)
                                                                ----------     ----------

Net cash used in investing activities                           (7,035,824)      (780,055)
                                                                ----------     ----------

(Continued)

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
                 For the Years Ended December 31, 1998 and 1997


                                                                   1998            1997
                                                                                 Restated
                                                                ----------     ----------
Cash flows from financing activities:
          Proceeds upon issuance of equity securities          $ 7,500,000    $        --
          Equity issuance costs                                   (968,229)            --
          Proceeds upon issuance of preferred stock                     --      1,575,188
          Increase in debt issuance costs                         (143,801)            --
          Payments of long-term debt                            (2,012,012)      (440,665)
          Proceeds from issuance of long-term debt               2,754,325      2,178,666
                                                                ----------     ----------

Net cash provided by financing activities                        7,130,283      3,313,189
                                                                ----------     ----------

Net decrease in cash                                              (380,713)      (503,910)
Cash at beginning of period                                        959,390      1,463,300
                                                                ----------     ----------

Cash at end of period                                          $   578,677    $   959,390
                                                                ==========     ==========

See accompanying notes to consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       DESCRIPTION OF BUSINESS

Chadmoore Wireless Group, Inc., together with its subsidiaries (collectively "Chadmoore" or the "Company"), is one of the largest holders of frequencies in the United States in the 800 megahertz ("MHz") band for commercial specialized mobile radio ("SMR") service. The Company's operating territory covers approximately 55 million people in 180 markets, primarily in secondary and tertiary cities throughout the United States ("Operating Territory"). Also known as dispatch, one-to-many, or push-to-talk, Chadmoore's commercial SMR service provides reliable, real-time voice communications for companies with mobile workforces that have a need to frequently communicate with their entire fleet or subgroups of their fleet.

In  February  1995,  the  Company   (formerly   Capvest   Internationale,   Ltd.
("Capvest"), a publicly held entity) entered into a Plan of Reorganization ("Plan") whereby the Company exchanged 89% of its issued and outstanding stock for 85% of the restricted common shares of Chadmoore Communications, Inc. ("CCI"). Capvest had no significant operations since its inception in 1988. Pursuant to the Plan, Capvest changed its name to Chadmoore Wireless Group, Inc. The transaction has been accounted for under the purchase method of accounting as a reverse purchase acquisition whereby Chadmoore Wireless Group, Inc. is the remaining legal entity and CCI is the acquirer and remaining operating entity.

As of December 31, 1997 the Company was a development stage company wherein the Company's activities consisted primarily of acquiring assets (spectrum and infrastructure), attempting to secure capital, performing engineering activities, and assembling and installing infrastructure on antenna sites. During the year ended December 31, 1998, the Company's planned principal activities commenced. The Company emerged from the development stage in the fourth quarter of 1998 and the inception to date figures have been excluded from the accompanying consolidated financial statements.

B.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of all majority owned companies and joint ventures. All significant inter-company balances and transactions have been eliminated in consolidation. Minority interest represents the minority partners' proportionate share in the venturer's equity or equity in income (loss) in the joint ventures.

C.   USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

D.   INVENTORY

Inventories, which consist of merchandise and parts, are accounted for by the lower of cost (using the first-in, first-out method) or net realizable value.

E.   INTANGIBLE ASSETS

Intangible assets consist of FCC licenses, which are recorded at cost and are authorized by the Federal Communications Commission ("FCC") and allow the use of certain communications frequencies. FCC licenses have a primary term of five or ten years and are renewable for additional five-year periods for a nominal FCC processing fee. Although there can be no assurance that the licenses will be renewed, Management expects that the licenses will be renewed as they expire. FCC license costs are amortized using the straight-line method over 20 years. The Company evaluates the recoverability of FCC licenses by determining whether the unamortized balance of this asset is expected to be recovered over its remaining life through projected undiscounted operating cash flows.

F.       PROPERTY AND EQUIPMENT

Property and equipment are carried at cost, less accumulated depreciation and amortization. Direct and indirect costs of construction are capitalized. Depreciation is computed using the straight-line method over estimated useful lives beginning in the month an asset is placed in service.

Estimated useful lives of property and equipment are as follows:

              SMR systems and equipment                   10 years
              Buildings                                   40 years
              Leasehold improvements                      5 years
              Furniture and office equipment              5 years

G.       INCOME TAXES

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS 109 requires recognition of a future tax benefit of net operating loss carryforwards and certain other temporary differences to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied.

H.   REVENUE RECOGNITION

The Company recognizes revenue from radio dispatch and telephone interconnect services based on monthly access charges per radio, plus in the case of telephone interconnect service, revenue is recognized based on air time charges as used. Revenue is also recognized from equipment maintenance upon acceptance by the customer of the work completed as well as from the sale of equipment when delivered.

I.   LOSS PER SHARE

The Company has applied the provisions of Statement of Financial Accounting Standards No. 128 , Earnings Per Share ("SFAS 128"), which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per share includes the effect of dilutive common stock equivalents.

J.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The accounting standards executive committee of the American Institute of Certified Public Accountants has issued Statement of Position 98-5 "Reporting on Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires the costs of start-up activities, as defined, to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company has adopted this standard beginning January 1, 1999 and will expense start up activities as incurred after that date. The adoption of SOP 98-5 is not expected to have a material effect on the Company's financial position or results from operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133"). The Company expects to adopt the new statement effective January 1, 2000. The statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows the gains and losses on a derivative to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of the hedge accounting transaction. The Company does not anticipate that the adoption of this statement will have a significant effect on its results of operations or financial position.

K.       CONCENTRATION OF RISK

The Company believes that the geographic and industry diversity of its customer base minimizes the risk of incurring material losses due to concentrations of cr edit risk.

The Company is party to an equipment purchase agreement with Motorola. For the foreseeable future the Company expects that it will need to rely on Motorola for the manufacturing of a substantial portion of the equipment necessary to construct and make operational its network.

L.   RECLASSIFICATIONS

Certain  amounts  in  the  1997  consolidated  financial  statements  have  been
reclassified   to   conform   with   the  1998   presentation.   None  of  these
reclassifications had an effect on net loss or basic or diluted loss per share.

M.   STOCK OPTION PLAN

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock Based Compensation, which permits entities to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair-value based method defined in SFAS 123 had been applied. The Company has elected to continue to apply provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

N.   IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, ("SFAS 121") on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Impairment expense for the years ended December 31, 1998 and 1997 was $0 and $7,166,956, respectively.

O.   CUSTOMER ACQUISITION COSTS

Customer acquisition costs are expensed in the period they are incurred.

P.       ADVERTISING EXPENSE

The Company expenses advertising costs in the period incurred. The Company expensed approximately $740,000 and $29,000 of advertising costs for the years ended December 31, 1998 and 1997, respectively.

Q.       DEBT ISSUANCE COSTS

Debt issuance costs are amortized using the effective interest method over the term of the debt agreements. Debt issuance costs included in other assets were $102,835 and $0 at December 31, 1998 and 1997, respectively. Amortization of debt issuance costs amounted to $40,966 and $42,638 in 1998 and 1997, respectively.

(2)  MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 1998 and 1997, the Company has suffered recurring losses from operations, and has a working capital deficiency of $18,085,897 and $7,539,345, respectively, that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that during 1999 it will require a significant amount of capital for full-scale implementation of its SMR services and ongoing operating expenses. In March 1999 the Company obtained $13.5 million of such funding through additional borrowings (see Footnote 13). To meet such funding requirements, the Company anticipates additional loans from GATX Capital Corporation ("GATX") or other participants in the GATX facility (of which there can be no certainty).

The Company believes that it should have adequate resources to continue establishing its SMR business. However, while the Company believes that it has developed adequate contingency plans, the failure to consummate the aforementioned potential financing as currently contemplated, could have a material adverse effect on the Company, including the risk of liquidation of assets or bankruptcy. Current contingency plans may include pursuing similar financing arrangements with other institutional investors and lenders, selling additional equity instruments and selling selected channels, and focusing solely on the Company's current 82 markets in which full-scale service has already been implemented. This latter course might entail ceasing further system expansion in existing markets and reducing corporate staff to the minimal level necessary to administer such markets. The Company believes that this strategy would provide sufficient time and resources to raise additional capital or sell selected channels in order to resume its growth. However, there can be no assurances that this or any of the Company's contingency plans would adequately address the aforementioned risks, or that the Company will attain overall profitability once it has achieved its additional financing.


(3)      ACQUISITIONS

A.   JJ&D, LLC INVESTMENT

In May 1996, the Company purchased a 20% interest in JJ&D, LLC ("JJ&D") for $600,000. The terms of the agreement provided for consideration consisting of $100,000 cash, $100,000 note payable due in 120 days, and $400,000 of value in options to acquire restricted Common Stock of the Company. The value assigned to the options was based on an arms-length negotiation as set forth in the purchase agreement. At December 31, 1996, the investment was accounted for using the equity method of accounting. All significant intercompany transactions were eliminated and amortization of goodwill and equity in earnings was not material.

In 1997, the Company evaluated the recoverability of this asset in accordance with Accounting Principles Board Opinion No. 18 ("APB 18"), The Equity Method of Accounting for Investments in Common Stock, and determined it to be other than temporarily impaired. The impairment, measured by the amount in which the carrying amount exceeded the fair value of the asset, resulted in a write-down of $443,474, principally goodwill, charged to other income (expense).

As of December 31, 1997 the investment account had been reduced to zero. Accordingly, the Company discontinued the application of the equity method. No material losses have accumulated since the equity method was suspended.

B.   AIRTEL SMR, INC. MANAGEMENT AND OPTION TO ACQUIRE AGREEMENT

On May 11, 1996, the Company completed an option to acquire the common stock of Airtel SMR, Inc. On February 23, 1997, the Company exercised its option to acquire the outstanding stock of Airtel SMR, Inc. for $75,000 cash and a 180 day, non-interest bearing note payable for $75,000. In August 1997, the holder of the $75,000 note cancelled the note in exchange for SMR equipment having a cost basis of $50,000 to the Company. Airtel SMR, Inc.'s only holdings were FCC licenses. Therefore, the Company recorded FCC licenses with an estimated value of $125,000.

(4)      INTANGIBLE ASSETS

A.       INTANGIBLE ASSETS CONSIST OF THE FOLLOWING:


                                               December 31,    December 31,
                                                   1998            1997
                                              -------------   -------------

              FCC licenses                    $ 37,669,351     $ 6,958,871
              Rights to acquire licenses         3,985,133      27,893,926
                                              -------------   -------------
                                                41,654,484      34,852,797

              Less accumulated amortization       (536,472)       (231,917)
                                              =============   =============
                                              $ 41,118,012    $ 34,620,880
                                              =============   =============


B.   LICENSE OPTION AND MANAGEMENT AGREEMENTS

The Company entered into various option agreements to acquire FCC licenses for SMR channels. The option agreements allow the Company to purchase licenses, subject to FCC approval, within a specified period of time after the agreement is signed ("Options"). As of December 31, 1998, the Company had exercised Options for approximately 1,370 channels for consideration of cash, notes payable and issuance of Common Stock totaling approximately $11,940,000. In relation to the exercise of the Options for the channels, the Company has also incurred commission expense totaling approximately $2,823,000. Additionally, the Company has made partial Option payments in cash and Common Stock totaling approximately $380,000 toward the purchase of approximately 280 channels. Commission expense associated with these Options is approximately $589,000.

All consideration given by the Company, toward the Options, is recorded at cost as a Right to acquire licenses. When the Option is exercised, the FCC Approval and Transfer Process (as defined below) begins. While there can be no assurance that the license will transfer into the Company's name, management is reasonably certain that all license applications will be approved by the FCC. As of December 31, 1998 the Company had exercised the Options for approximately 1,370 licenses, of which approximately 1,150 had completed the FCC Approval and Transfer Process. When the FCC Approval and Transfer Process is complete the Company reclassifies all previous consideration given by the Company, toward the purchase of the Option, from Rights to Acquire FCC licenses to FCC licenses. During 1998, the Company reclassified approximately $8,400,000 to FCC licenses related to the 1,150 licenses that had completed the FCC Approval and Transfer Process.

Upon entering into an Option, the Company also entered into a like-term management agreement with the licensee. The management agreements give the Company the right to manage the SMR systems, subject to the direction of the licensee, for a period of time prior to the transfer of the license to the Company as stated in the agreements, usually 2 to 5 years ("Management Agreements"). During such period, revenues received by the Company will be shared with the licensee only after certain agreed-upon costs to construct the channels are recovered by the Company.

In addition to the Options mentioned above, on June 14, 1996, the Company executed a stock purchase agreement with Libero Limited ("Libero") to purchase approximately 5,500 channels. Pursuant to the agreement, the Company acquired from Libero all the issued and outstanding Common Stock of CMRS Systems, Inc. ("CMRS") and 800 SMR Network, Inc. ("800") (jointly the "Management Companies"). The Management Companies engaged in the business of constructing and managing mobile radio stations. The Management Companies entered into Management Agreements with certain companies (the "Companies"), pursuant to which CMRS or 800 agreed, in accordance with applicable FCC rules, regulations, and policies, to construct and manage all of the SMR stations for which the Companies received licenses from the FCC. The respective shareholders of the Companies granted to the Management Companies, options to acquire all of the stock of the Companies, at such time as all conditions of such transfer of control were met, as set forth in the FCC rules, regulations and policies and as required by section 310 of the Communications Act.

The Company consummated such acquisition for combined consideration valued at $32,496,887. The Company accounted for the acquisition under the purchase method of accounting. Based on an independent appraiser's estimate of the fair market value of the assets exchanged, $22,725,442 of the combined consideration was allocated to Management Agreements and the remaining $9,771,445 was allocated to "Investment in options to acquire licenses" ("Investment in Options"). The exercise price under such options was payable by the Management Companies with an amount of the Management Companies own stock equal to 10% of the then issued and outstanding stock. The Management Companies' stock was to be issued and allocated on a pro-rata basis to the licensees ("Minority Holders") based on their individual license percentage of the total number of licenses. No cash consideration was payable upon exercise of such options by either the Company or the Management Companies.

On January 12, 1998, the Company consummated an agreement with 32 of the Minority Holders that were due approximately 9% of the outstanding common stock of CMRS, to accept $150,000 in lieu of such stock in CMRS. Upon signing, the Company had five days to fund such transaction. Due to limited time and internal resources, the Company sought an investor that could immediately meet the $150,000 in payments. A third party investor already familiar with the Company from earlier investments agreed to provide the financing to acquire the approximately 9% minority interest in CMRS, provided that the Company in turn enter into an exchange agreement with the third party investor to issue 800,000 shares of the Company's Common Stock in return for the minority interest in CMRS. These transactions closed on February 10, 1998, in conjunction with which the third party investor also agreed to limit its selling of such shares of Common Stock of the Company to not more than 50,000 shares per month for the first six months following issuance thereof. An effect of these transactions was to eliminate an approximately 9% minority interest in CMRS in return for the issuance of 800,000 shares of the Company's common stock. Therefore, the consideration given by the Company for the exercise of such Investment in Options was valued at the closing market value of the 800,000 shares of the Company's Common Stock. CMRS remains a wholly owned subsidiary of the Company with no further obligations to the 32 licensee corporations. The one remaining licensee continues to operate under the Company's Management Agreement and related Investment in Option agreement. Negotiations are currently underway to exercise the one remaining Investment in Option. If a satisfactory resolution cannot be achieved, the Company intends to continue to operate under the current Management Agreement and related Investment in Option agreement, subject to the licensee's direction.

When the Company exercises the Investment in Options and completes the FCC Approval and Transfer Process, the pro-rata share of the Management Agreements and Investment in Options is reclassified from Rights to acquire licenses to FCC licenses. As of December 31, 1998, less than 1% of the Investment in Options remained unexercised and continued to be operated under the Management Agreements. As of December 31, 1998, approximately 3,600 of the total 3,800 FCC licenses related to Management Agreements and Investment in Options have completed the FCC Transfer and Approval Process, leaving approximately 200 licenses remaining to be transferred. During 1998, the Company reclassified approximately $22,725,000 to FCC licenses related to the 3,600 licenses that had completed the FCC Approval and Transfer Process.

The approximately 5,500 channels managed by 800 and CMRS were included in a five year Extended Implementation Plan granted by the FCC on March 31, 1995, under
Section  90.629 of the FCC rules,  47 C.F.R.  90.629  ("Extended  Implementation
Plan"). Under the Extended Implementation Plan the stations had to be constructed in accordance with a five-year construction plan. In December of 1995, the Company filed the required documents, as requested by the FCC, re-justifying the Extended Implementation Plan. In May of 1997, the FCC denied the re-justification plan and granted six months from the date of the denial to complete construction of the stations managed by 800 and CMRS. Under the Commission's decision, licenses for any stations not constructed before the six month deadline of November 20, 1997 would be canceled.

As a result of the ruling, the Company restructured its build-out plan and prioritized the channels based on detailed criteria relating to engineering specifications, demographics, competition, market conditions and dealer characteristics. Based on the results of prioritization and the construction deadline stipulated by the FCC, the Company believed the value of certain licenses under the Management Agreements and Investment in Options had been permanently impaired. For the approximately 5,500 channels, management allocated a portion of the original purchase price based on estimated fair market value determined by the criteria mentioned above. Based on this process, management estimated the Company would be able to meet FCC construction requirements on approximately 2,800 channels, before November 20, 1997. These channels were allocated an aggregate value of $25,329,931. The remaining channels, approximately 2,700, were determined to be permanently impaired under SFAS 121. As a result, the Company recorded an impairment charge of $7,166,956 in the second quarter of 1997. Based on the independent appraiser's estimate of the fair market value at the time of purchase, $5,016,869 was allocated to Management Agreements and the remaining $2,150,087 was allocated to the related options. As of November 20, 1997 the Company had met all of the FCC's construction requirements for approximately 3,800 of the 5,500 channels. As a result the Company exceeded its estimate by approximately 1,000 channels, and released approximately 1,700 channels back to the FCC.

According to SFAS 121 there will be no adjustment to the original permanent impairment estimate, or the carrying value of the 1.000 channels. As a result, the Company has approximately 1,000 FCC licenses with no carrying value.


C.       INTANGIBLE ASSET DISPOSITIONS

During 1998 the Company entered into a license termination agreement where the Company gave up its ownership right on a certain FCC license deemed by management to be non-strategic to its business plan. The license had a carrying value of $50,000 and the Company received consideration of $385,000 for terminating its rights to such license, thereby creating a gain on disposition of $335,000.

During 1998 the Company entered into a contract for the sale of certain FCC licenses deemed by management to be non-strategic to its business plan. The total transaction price was $915,611 for licenses with a carrying value of $486,547. The Company received cash of $717,139 and the remaining $198,472 is classified as other receivables with an allowance of $133,639. In 1998 the Company recognized a gain on disposition of intangible assets related to this transaction of $295,425.

During 1998 the Company recognized the sale of certain FCC licenses deemed by management to be non-strategic to its business plan. The total transaction price was $100,000 for licenses with a carrying value of $0, therefore creating a gain on disposition of intangible assets of $100,000. To date the Company has received cash of $75,000 and the remaining $25,000 is classified as other receivables.


(5) LONG-TERM DEBT

Long-term debt consists of the following:            December 31,   December 31,
                                                         1998           1997
                                                     -----------    ------------

Note payable in connection with the asset purchase
from General Communications, payable in monthly
installments of $12,500 through February 1997;
$13,750 through February 1998; thereafter, monthly
payments are subject to annual CPI increases through
February 2008, at which time the monthly payments
are fixed through February 2021. management has
assumed annual CPI increases to be 2.5%. The note
payable non-interest bearing with interest imputed
at 9%, net of unamortized discount of $3,382,925 as
of December 31, 1998.                                $ 1,185,335    $ 1,201,160

Notes payable to MarCap in connection with the
purchase of radio communications equipment, payable
in 36 monthly installments maturing at various dates
through 2001, including interest rates from 10.625%
to 11.15%, secured by a guarantee and stock pledge
agreement.                                             1,335,008        401,380

Notes payable to MarCap in connection with a $2
million line of credit collateralized by certain
assets of the Company, payable in 36 monthly
installments maturing at various dates through 2001,
including interest rate of 12%, secured by a
guarantee and stock pledge agreement.                  1,635,480        470,264

Note payable to Motorola Credit in connection with
equipment purchase, paid in three monthly
installments ending January 1998.                             --         34,139

Note payable which matured in August 1998, 10
monthly principal payments of $162,750, one interest
payment at maturity of $425,000. As of December 31,
1998 no payments have been made (see Footnote 5A).     1,627,500      1,627,500

Notes payable to licensees, payable in up to 36
monthly installments beginning March 1998 through
December 1999 and ending March 2001 through December
2002. Non interest bearing, interest imputed at 15%.
Aggregate face amount of $12,745,992 net of
unamortized discount of $2,402,384.                   10,343,608      3,166,808

Notes payable to minority partners to be paid from
positive cash flow of the related LLC. Non interest
bearing, interest imputed at 15%.                        265,124        325,639

Note payable in connection with asset purchase,
matured May 1998, included interest at 12%.                   --         10,158

Note payable to GMAC for van, payable in 36 monthly
installments ending June 2001, including interest at
1.9%.                                                     15,708             --
                                                     -----------    ------------
                                                      16,407,763      7,237,048
Less current maturities:                              (8,255,174)    (2,622,891)
                                                     -----------    ------------
                                                     $ 8,152,589    $ 4,614,157
                                                     ===========    ============

Aggregate maturities of debt, net of unamortized discounts, for the next five years and thereafter are as follows:

                      Year ended December 31
                        1999                         $ 8,255,174
                        2000                           3,619,036
                        2001                           2,914,617
                        2002                             539,279
                        2003                              38,752
                 Thereafter                            1,040,905
                                                     -----------
                                                     $16,407,763

A.   DEBT ISSUANCES, RETIREMENTS AND CONVERSIONS


In February 1997, the Company executed a Securities Purchase Agreement to place a minimum of $1,000,000 and a maximum of $4,000,000 of the Company's three year, 8% convertible debentures ("Convertible Debenture Agreement"). Principal and interest are convertible into shares of the Company's Common Stock. In addition, the Convertible Debenture Agreement calls for the issuance of 75,000 warrants to purchase shares of the Company's Common Stock at an exercise price of $2.50 per share for each $1,000,000 of 8% convertible debentures placed. The warrants are exercisable for three years from date of grant. On February 19, 1997, the Company placed $1,000,000 of the 8% convertible debentures and received $860,000, net of $140,000 of placement fees. The Company granted 75,000 warrants in connection with the placement. In addition, the Company granted 30,000 warrants at an exercise price of $1.50 per share in connection with the placement. On February 24, 1997, the Company placed an additional $750,000 of the 8% convertible debentures, to the same holder, and received $670,000, net of $80,000 in placement fees. The Company granted 56,250 warrants in connection with the placement. In addition, the Company granted 22,500 warrants at an exercise price of $1.50 per share in connection with the placement. Principal and accrued interest are convertible at a conversion price for each share of common stock equal to the lesser of (a) $1.37 or (b) a discount of 25% for principal and accrued interest held up to 90 days from the closing date, a discount of 27-1/2% for principal and accrued interest held for 91 to 130 days from the closing date or a discount of 30-1/2% for principal and accrued interest held for more than 131 days. The discount is applied to the average closing bid price for the 5 trading days ending on the date before the conversion date, as represented by the National Association of Securities Dealers Electronic Bulletin Board.

On June 10, 1997 the holder of the $1,750,000 three-year 8% convertible debenture discussed above, tendered a notice of payment for penalties in the amount of $52,500. The penalties were a result of the Company's nonperformance to prepare and have declared effective, a registration statement with the Securities and Exchange Commission ("SEC") to register the shares underlying the convertible debentures within 110 days from the date of closing. In addition, on July 31, 1997, and August 1, 1997, the holder tendered to the Company notices of conversion, pursuant to Regulation S, for $100,000 and $50,000 of principal, respectively. The notices as tendered did not comply with the requirements of Regulation S. The Company therefore did not issue the requested stock. If the Company had been compelled to issue all of the stock into which the debenture is convertible, management believes the effect on the Company's stock price and liquidity could have been severe.

In September 1997, the holder of the convertible debenture entered into an agreement with the Company to restructure the convertible debenture financing described above (the "Debenture Restructuring Agreement"). Under the Debenture Restructuring Agreement the holder agreed to restrict its daily sales of the Company's Company Stock to not more than 10% of total trading volume on the NASDAQ bulletin board (but, notwithstanding the foregoing restriction, the holder may sell up to 100,000 shares of the Company's common stock per month). In addition, the Debenture Restructuring Agreement required the holder to exchange the convertible debenture (including rights to all accrued interest and penalties) for a new debenture (the

"New Debenture") with a maturity date of August 31, 1998, in the principal amount of $1,627,500, payable in ten monthly payments of $162,750. These payments were payable in cash or stock at the market price when due (at the Company's option). Interest, in the liquidated amount of $425,000, was payable, by the Company, at the Company's option, in cash or stock at the then current market price on the due date and was payable in September 1998. As of December 31, 1998 the Company had not made any payments on the New Debenture, had received a notice of default under the New Debenture. The New Debenture is required to be secured by specified Company assets with a value of at least 150% of the principal outstanding. Pursuant to the Debenture Restructuring Agreement, the holder also received 1,050,000 shares of Common Stock, which represented a payment of the principal, interest through September 1997, and penalties. The Common Stock was issued at the current market price on date of execution.

The Company has accounted for the transaction in accordance with the provisions of FASB 125, "Accounting for Transfers and Servicing of Financial Asset and Extinguishment of Liabilities" wherein the gain on extinguishment of $169,764 is the difference between the total reacquisition cost of the debt and the net carrying amount of the $1,750,000 Convertible Debenture on the Company's books on the date of extinguishment.

In a 1997 announcement, the staff of the SEC indicated that when convertible debentures are convertible at a discount from the then-current Common Stock market price, a "beneficial conversion feature" should be recognized as a return to the convertible debenture holders. The SEC staff believes any discount resulting from an allocation of the proceeds equal to the intrinsic value should be allocated to additional paid-in capital and increase the effective interest rate of the security and should be reflected as a debt discount and amortized to interest expense over the period beginning on the date of issuance of the debentures and ending on the date the debentures are first convertible. Based on the market price of the Company's Common Stock on the dates of issuance, the convertible debentures had a beneficial conversion feature valued at $767,986. The effect of the beneficial conversion feature was not recorded in the Company's 1997 consolidated financial statements previously filed as part of Form 10-KSB for the year ended December 31, 1997. Because of the SEC announcement, the Company has restated its 1997 consolidated financial statements to reflect such announcement for the period as required by the SEC staff. The restatement results in an increase in interest expense of $767,986 due to a beneficial conversion feature embedded in the convertible debenture and was reflected in the Company's Form 10KSB-A. In addition, the loss on settlement of the debenture was reduced by $767,986, from $598,222 to a gain of $169,764 as the amount credited to additional paid-in capital was recovered. Accordingly, there is no change in the net loss in the accompanying consolidated statement of operations, and the restatements had no impact on shareholders' equity at December 31, 1997. The beneficial conversion feature for the year ended December 31 1997, based on the market price of the Company's Common Stock on the dates of issuance, totaled $767,986, and was amortized to interest expense in 1997.

In addition to the $169,764 gain on restructuring of debt discussed above, the Company also had a $670,188 gain on settlement of debt associated with the elimination of a restricted prepaid option prepayment liability (see Footnote
6D).


B.   MOTOROLA PURCHASE AND FINANCE AGREEMENTS

In connection with a purchase agreement, CCI entered into a financing and security agreement with Motorola (the " Motorola Loan Facility"). This agreement allows CCI to borrow up to a total of $5 million. The guaranty and security agreement contains various financial and other covenants which apply to the Company. As of December 31, 1998, the Company was indebted for approximately $1,335,008 under the Motorola Loan Facility.

In August 1997, Motorola, with the Company's concurrence, assigned all of its interest in the Motorola Loan Facility to MarCap Corporation. In October 1997, CCI entered into a first amendment to the financing and security agreement with MarCap, ("Amendment"). In conjunction with the Amendment, MarCap extended a line of credit for up to $2,000,000 ("MarCap Facility"). There were no further funds available, to the Company, on this line as of December 31, 1998.

As of December 31, 1998 the Company was in default on the Motorola Loan Facility and the MarCap Facility, and approximately $1,765,976 was therefore classified as Current maturities of long-term debt that would have otherwise been classified as Long-term debt. On March 3, 1999 the Motorola Loan Facility and the MarCap Facility were paid-in full and the credit facilities were terminated. (See Footnote 13)

(6)  EQUITY TRANSACTIONS


A.   PREFERRED STOCK PRIVATE PLACEMENT

On December 23, 1997, the Company completed a private placement of 219,000 shares of Series B convertible preferred stock (the "Preferred Stock") and warrants to purchase 223,937 shares of the Company's Common Stock. The Company received proceeds from the placement of $1,600,000 net of placement fees of $24,812. The Preferred Stock is convertible into shares of Common Stock beginning 45 days from the closing date and up to two years from the closing date. The Preferred Stock is convertible at average closing bid prices of the Company's Common Stock as quoted by Bloomberg, LP for the five-day trading period ending on the day prior to the date of conversion (the "Lookback Period"). If the difference between the average price and the current market price, where the current market price is defined as the closing bid price of the Common Stock on the conversion date, is greater than 20% then the Lookback Period used to calculate the average price will be increased to 20 trading days. In the event that any securities remain outstanding on the second anniversary of the closing date, all remaining securities must be converted on such date. The Company shall pay a dividend on each share of Preferred Stock at the rate of 8% per annum of the liquidation preference of $10.00 per share for each share of Preferred Stock, accruing from the date of issuance. The dividend is payable quarterly in cash or Common Stock at the option of the Company, is cumulative and is calculated at the price at which the Preferred Stock may be converted into shares of Common Stock of the Company on the date when converted or quarterly based upon the last day of each quarter with the valuation determined as if that was a conversion date. The warrants, which have an exercise price equal to the fair value of the Company's Common Stock on the closing date of the transaction, were deemed to have an estimated fair value equal to zero and accordingly, all of the net proceeds from the transaction were allocated to Preferred Stock. The holders of the Preferred Stock and warrants are restricted from converting an amount which would cause them to exceed more than 4.99% beneficial ownership of the Company's Common Stock determined in accordance with
Section 13(d) of the Securities Exchange Act of 1934, as amended. If for any reason, while any of the Preferred Stock and warrants are outstanding, Regulation S is rescinded or modified so as to preclude the holders of the Preferred Stock and warrants from relying on Regulation S, the holders of the Preferred Stock and Warrants may demand the Company to register the Preferred Stock and warrants.

On February 10, 1998, the Company and several holders of the Preferred Stock entered into an amendment providing that such holders would not convert any Preferred Stock into Common Stock of the Company prior to March 11, 1998. In consideration for such amendment, the Company issued to the Preferred Stock holders pursuant to Regulation S an aggregate of approximately 310,000 shares of the Company's Common Stock and authorized warrants to purchase an additional approximately 380,000 shares of the Company's Common Stock, the terms of which warrants are the same as terms of the warrants issued in the December 23, 1997 private placement described above. The Company recognized $182,914 of standstill expense associated with this transaction in 1998.

During 1998, certain holders of the Preferred Stock converted 197,782 shares of Preferred Stock into 4,461,714 shares of the Company's Common Stock. Dividends on such shares were $52,508, which was paid with 122,413 shares of Common Stock. In addition, dividends of $17,346 have accrued on the Preferred Stock as of December 31, 1998.

As of March 31, 1999 all of the Preferred Stock has been converted into Common Stock of the Company, and no warrants remain to be issued.

B. EQUITY INVESTMENT

On May 4, 1998, pursuant to an Investment Agreement ("Agreement"), dated May 1, 1998 between the Company and Recovery Equity Investors II L.P. ("Recovery"), Recovery purchased, for $7,500,000 from the Company 8,854,662 shares of Common Stock, 10,119,614 shares of redeemable Series C preferred stock ("Series C
Preferred"), an eleven-year warrant to purchase up to 14,612,796 shares of Common Stock at an exercise price of $.001 per share, a three-year warrant to purchase up to 4,000,000 shares of Common Stock at an exercise price of $1.25 per share, and a five and one-half year warrant to purchase up to 10,119,614 shares of Common Stock at an exercise price of $0.3953 per share. The warrants contain certain provisions which restrict conversion and/or provide adjustments to the conversion price and number of shares. As of December 31, 1998 adjustments on the eleven-year warrant, the three-year warrant and five and one-half year warrant were (526,599), 69,548 and 63,870 warrants to purchase common shares, respectively. In conjunction with the Agreement, the Company commissioned an appraisal which determined a fair value for each security issued pursuant to the Agreement. Consistent with this determination, the Company has allocated the proceeds of $7,500,000 to the securities based on relative fair values as follows:

            Common Stock                                    $2,055,936
            Series C Preferred Stock                           685,312
            Eleven year warrants                             3,251,528
            Three year warrants                                 38,698
            Five and one-half year warrants                  1,468,526
                                                             ---------

                              TOTAL                         $7,500,000
                                                            ==========

C.   DEBT CONVERSIONS

During 1997, certain holders of the 8%, three year, convertible notes payable, tendered $1,150,000 of convertible notes and $48,907 of accrued interest for conversion into 1,587,527 shares of the Company's Common Stock. The unamortized debt issuance costs were netted against the $1,150,000 of convertible notes tendered.

D.   STOCK RETIREMENT

In September 1996, Libero tendered funds, in the amount $2,082,116, to a former officer and director of the Company. In consideration of the funds received, the Company's former officer and director tendered 1,514,266 shares of the Company's Common Stock to the Company which were canceled. In consideration for the shares, the Company recorded an obligation to Libero in the amount of $2,082,116 which could only be used for the future amount of option exercises. In September 1997, the Company entered into a mutual termination agreement with Libero, whereby all outstanding options were terminated and the remaining restricted option prepayment balance was forgiven. This resulted in a gain on settlement of debt of $670,188 (see Footnote 5A).

E.   STOCK OPTION PLANS

During 1998, the Company granted stock options to purchase 2,588,000 shares of the Company's Common Stock. The options were issued to various employees and directors under the Company's employee stock option plans.


                                                             Weighted
                                                              Average
                                               Number        Exercise
            Stock Options                    of Shares        Price
----------------------------------------- ---------------   -----------

Outstanding at December 31, 1996              9,642,968     $    1.30
Granted at $.50-1.50 per share                2,062,723
                                                                 0.55
Less exercised at $.50 per share
                                              (323,857)          0.50
Lapsed or canceled                          (6,623,507)
                                                                 0.65
                                          --------------
Outstanding at December 31, 1997              4,758,327
                                                                 1.65
Granted at $.49-.51 per share                 2,588,000
                                                                 0.51
Lapsed or canceled                          (1,473,604)
                                                                 2.11
                                          ==============
Outstanding at December 31, 1998              5,872,723     $    1.03
                                          ==============


The Company applied APB 25 in accounting for its stock options and warrants and, accordingly, compensation expense of $15,040 in 1998 and $329,426 in 1997 has been recognized for its stock options in the financial statements.

The weighted average fair value of each of the options issued during the year ended December 31, 1998, substantially all of which were granted at a price exceeding the then-current market price, was estimated by management to be $330,145 using an option pricing model (Black-Scholes) with the following assumptions: dividend yield of 0%; expected option life of 1 year; volatility of 88.56% and risk free interest rate of 5.73%.

The following table summarizes information about stock options outstanding at December 31, 1998:

                         Number                 Weighted           Weighted         Number
  Range of             Outstanding              Average            Average        Exercisable
  Exercise             at December              Remaining          Exercise      December 31,
   Price                31, 1998            Contractual Life         Price           1998
   -------             ----------              ----------          --------       ----------
$   0.49-$0.51          4,412,723                5.0 years         $  0.50         1,813,223
$   1.00                  120,000                2.1 years         $  1.00           120,000
$   1.50                  420,000                0.8 years         $  1.50           420,000
$   2.00-$2.50            520,000                5.2 years         $  2.21           520,000
$   4.00-$6.00            400,000                0.3 years         $  4.88           400,000

Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS 123 instead of applying APB 25, the Company's net income would have been reduced to the pro forma amount indicated below:

                                     December 31, 1998      December 31, 1997
                                      ---------------        ---------------
Net Loss              As reported    $  (8,680,695)        $   (14,679,286)
SFAS 123 expense                          (581,972)                (84,099)
Net Loss              Pro forma         (9,262,667)            (14,763,385)


Earnings per share    As reported    $        (.21)        $          (.73)
                      Pro forma               (.22)                   (.74)

Pro forma net income reflects only options granted in 1998 and 1997. Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation expense is reflected over the options' vesting period of four years.

F.   WARRANTS

The following is a summary of issued and outstanding warrants for the purchase of Common Stock:

                                                                Number
Warrants                                                       of Shares
---------                                                     -----------
Outstanding at December 31, 1996                               1,931,918
Granted at $1.00-$2.50 per share                                 483,750
Granted at average trading price as defined                      223,937
Less exercised                                                        --
Lapsed or canceled                                                    --
                                                              ----------
Outstanding at December 31, 1997                               2,639,605
Granted at $.001-$1.25 per share                              28,339,229
Less exercised                                                        --
Lapsed or canceled                                                    --
Outstanding at December 31, 1998                              30,978,834
                                                              ==========

G.   MINORITY INTERESTS

Prior to the reverse acquisition, the Company sold restricted Common Stock in its subsidiary, CCI, to a third party totaling 700,000 shares. The holder of such shares has not yet elected to convert these shares of CCI to shares of Chadmoore Wireless Group, Inc. As per the amended and restated stock subscription agreement dated January 13, 1996, the third party had options to purchase 2.1 million shares of restricted common stock of CCI. The options were exercisable ranging from six months from the closing date of the amended and restated stock subscription agreement through eight years from such date. As of July 13, 1996, 700,000 options that were exercisable at $1.50 per share were unexercised by the third party and thus expired on that date. Options to purchase 1.4 million shares of CCI remain outstanding at December 31, 1998 at the following exercise prices:


                                                                       Option
              Number                              Exercise            Exercise
            Of Options       Option Type           Price                Date
            ----------       -----------          --------           ---------
              700,000              A                $2.50            1/13/2000
              700,000              B                $4.00            1/13/2004

The Company has entered into twelve (12) joint venture agreements with its dealers ("Minority Venturers"), to finance, install, optimize and aggressively load SMR systems in selected markets. The Company has ownership percentages ranging from 60% to 93% in such joint ventures, and has complete operating responsibility in all cases, subject to ultimate licensee control, if applicable. The Minority Venturer is responsible for loading the system and must meet mutually agreeable minimum loading standards.

The Company contributed the channels necessary to provide initial commercial service. The Minority Venturer contributed a percentage of the system equipment equal to its ownership interest and financed the balance of the capital requirement necessary to bring the individual market to initial commercial service, with a liability which was discounted on a present value basis at a 15% imputed interest rate. This financing is repaid only from positive cash flow, if any, from the system in that market.

(7)  LOSS PER SHARE

SFAS 128 requires the Company to calculate its earnings per share based on basic and diluted earnings per share as defined. Basic and diluted loss per share was computed by dividing the net loss applicable to common shareholders by the weighted average number of shares of Common Stock. The following is a reconciliation of the basic and diluted EPS computations for income (loss) available to common shareholders.


                                             December 31,     December 31,
                                                 1998             1997
                                              ----------       ----------

Total basic and diluted weighted shares
     outstanding                              31,685,633       20,061,602
Warrants deemed to be outstanding Common
     Stock (weighted average)                  9,768,554               --
                                              ----------       ----------

Weighted average common shares outstanding    41,454,187       20,061,602
                                              ==========       ==========

The Company's warrants, preferred stock and stock options granted and issued during 1998 and 1997, and outstanding as of December 31, 1998 and 1997, are antidilutive and have been excluded from the diluted loss per share calculation for the years ended December 31, 1998 and 1997. The following potentially dilutive securities were not included in the computation of dilutive EPS because the effect of doing so would be antidilutive.

                                            December 31,           December 31,
                                                1998                    1997
                                             ----------              ----------
Options                                       5,872,723               4,758,327
Warrants                                     16,892,637               2,639,603
Convertible preferred stock                   1,044,707               4,562,500
                                             ----------              ----------
                                             23,810,067              11,960,430
                                             ==========              ==========

(8)  MANDITORILY REDEEMABLE PREFERRED STOCK

As discussed in Footnote 6B, on May 4, 1998, the Company issued 10,119,614 shares of 4% cumulative Series C Preferred Stock, which is mandatorily redeemable by written notice to the Company on the earlier of (i) May 1, 2003 or
(ii) the occurrence of the listing of the Company's Common Stock on a National Securities Exchange or an equity financing by the Company that results in gross proceeds in excess of $2 million ("Redeemable Preferred"). The Series C Preferred Stock has a redemption price equal to $.3953 and is entitled to cumulative annual dividends equal to 4% payable semi-annually. Dividends on the Series C Preferred Stock accrue from the issue date, without interest, whether or not dividends have been declared. Unpaid dividends, whether or not declared, compound annually at the dividend rate from the dividend payment date on which such dividend was payable. As long as any shares of Series C Preferred Stock are outstanding, no dividend or distribution, whether in cash, stock or other property, may be paid, declared or set apart for payment for any junior securities.

The difference between the relative fair value of the Redeemable Preferred at the issue date and the mandatory redemption amount is being accreted by charges to additional paid-in-capital, using the effective interest method through April 20, 2003. At the redemption date, the carrying amount of such shares will equal the mandatory redemption amount plus accumulated dividends unless the shares are exchanged prior to the redemption date. Since the Company had no retained earnings such amount is charged to additional paid-in capital.

(9)     NON CASH ACTIVITIES

During the year ended December 31, 1998 the Company had the following non-cash investing and financing activities. The issuance of 123,500 shares of Common Stock to employees for compensation that was previously accrued. The issuance of $7,090,285 of notes payable, net of discount, to exercise Options. Conversion of 197,782 shares of Preferred Stock into 4,461,714 shares of Common Stock. Issuance of 122,413 shares of Common Stock for Preferred Stock dividends. Issuance of 11,400 shares of Common Stock for $32,890 of Common Stock previously subscribed. Issuance of 800,000 shares of Common Stock with a value of $352,000, for exercise of Investment in Options. Issuance of 31,000 shares of Common Stock with a value of $15,190 to a license holder to exercise an Option. Issuance of 290,765 shares of Common Stock services with a value of $160,925. Issuance of 335,000 shares of Common Stock with a value of $189,050 and licenses with a cost of $100,000 in exchange for fixed assets.

During the year ended December 31, 1997 the Company had the following non-cash investing and financing activities. The conversion of $1,150,000 of convertible debt to equity. Issuance of 231,744 shares of Common Stock for $255,945 of Common Stock subscribed. Exercise of 323,857 options to purchase Common Stock which had $161,929 of prepaid exercise price. Liability for prepaid options of $670,187 was forgiven and therefore taken against additional paid-in capital, (See Footnote 6D).

During the years ended December 31, 1998 and 1997, the Company paid no cash for taxes. During the years ended December 31, 1998 and 1997, the Company paid cash of $247,709 and $42,264 for interest.

(10)     INCOME TAXES


The major components of the deferred tax assets and liabilities at December 31, 1998 and 1997 are presented below:

                                                                             1998               1997
                                                                         -----------        ------------
Deferred tax assets:
          Net operating loss carryforwards                               $15,305,051        $ 10,392,915
          Management agreements                                            2,508,435           2,508,435

          Accruals not currently deductible for tax purposes                 455,658             591,074

          Investment in JJ&D LLC                                             155,216             155,216

          Allowance for doubtful accounts                                      4,550              15,750

                                                                         -----------        ------------
                                                                          18,428,910          13,663,390
Less valuation allowance                                                (16,867,581)         (13,146,926)
                                                                         -----------        ------------
Deferred tax assets                                                      $ 1,561,329        $    516,464

                                                                         -----------        ------------
Deferred tax liabilities:
          Property and equipment                                           (382,177)            (321,173)
          FCC licenses                                                   (1,148,562)            (160,212)
          Other                                                             (30,590)            (35,079)

                                                                         -----------        ------------
Deferred tax liabilities                                                 (1,561,329)            (516,464)
                                                                         -----------        ------------
Net Deferred Tax Assets                                                  $       --         $         --
                                                                         ===========        ============


SFAS 109 requires recognition of the future tax benefit of these assets to the extent realization of such benefits is more likely than not; otherwise, a valuation allowance is applied. At December 31, 1998 and 1997, the Company determined that $16,867,581 and $13,146,926, respectively, of tax benefits did not meet the realization criteria because of the Company's historical operating results. Accordingly, a valuation allowance was applied to reserve against the applicable deferred tax asset.

At December 31, 1998 and 1997, the Company had net operating loss carry-forwards available for income tax purposes of approximately $42,299,558 and $29,953,666, respectively, which expire principally from 2009 to 2018.

(11)     RELATED PARTY TRANSACTIONS

During 1997, the Company traded, with a stockholder in JJ&D, 100 channels, with a cost basis of $1 million, in exchange for certain specialized SMR equipment with a similar market value and no gain or loss was recognized on the transaction. These channels were non-strategic to the Company's business plan.

During the years ended December 31, 1998 and 1997 the Company paid $680,351 and $102,145, respectively to Private Equity Partners ("PEP"), for professional services associated with equity and debt financings. Mark F. Sullivan, a Director of the Company, is an owner and managing partner of PEP.

On May 1, 1998, the Company and Recovery entered into an advisory agreement commencing on May 1, 1998 and ending on the fifth anniversary. The advisory agreement stipulates the Recovery shall devote such time and effort to the performance of providing consulting and management advisory services for the Company as deemed necessary by Recovery. In consideration of the consultant's provision of the services to the Company, the Company shall pay the consultant an annual fee of $312,500 beginning on the first anniversary which shall be paid in advance, in equal monthly installments, reduced by the Series C Preferred dividends paid in the preceding twelve months. Jeffrey A. Lipkin and Joseph J. Finn-Egan, managing partners for Recovery, are Directors of the Company.

(12)     COMMITMENTS AND CONTINGENCIES

A.   LICENSE OPTION CONTINGENCIES

Goodman/Chan Waiver. Nationwide Digital Data Corp. and Metropolitan Communications Corp. among others (collectively, "NDD/Metropolitan"), traded in the selling of SMR application preparation and filing services to the general public. Most of the purchasers in these activities had little or no experience in the wireless communications industry. Based on evidence that NDD/Metropolitan had been unable to fulfill their construction and operation obligations to over 4,000 applicants who had received FCC licenses through NDD/Metropolitan, the Federal Trade Commission ("FTC") filed suit against NDD/Metropolitan in January, 1993, in the Federal District Court for the Southern District of New York ("District Court"). The District Court appointed Daniel R. Goodman (the "Receiver") to preserve the assets of NDD/Metropolitan. In the course of the Receiver's duties, he together with a licensee, Dr. Robert Chan, who had received several FCC licenses through NDD/Metropolitan's services, filed a request to extend the construction period for each of 4,000 SMR stations. At that time, licensees of most of the stations included in the waiver request ("Receivership Stations") were subject to an eight-month construction period. On May 24, 1995, the FCC granted the request for extension. The FCC reasoned that the Receivership Stations were subject to regulation as commercial mobile radio services stations, but had not been granted the extended construction period to be awarded to all CMRS licensees. Thus, in an effort to be consistent in its treatment of similarly situated licensees, the FCC granted an additional four months in which to construct and place the Receivership Stations in operation (the "Goodman/Chan Waiver"). The Goodman/Chan Waiver became effective upon publication in the Federal Register on August 27, 1998. Moreover, the FCC released a list on October 9, 1998 which purported to clarify the status of relief eligibility for licenses subject to the August 27, 1998 decision. Subsequently the FCC also released a purported final list of the Receivership Stations.

However, on the basis of a previous request to the Receiver and a separate previous request for assistance to the FCC's Licensing Division by the Company, the FCC and the Receiver examined and marked a list provided by the Company. The FCC's and the Receiver's markups indicated those stations held by the Company or subject to Management and Option Agreements, which the FCC and/or the Receiver considered to be, at that time, Receivership Stations and/or stations considered "similarly situated" and thus eligible for relief. From the communication from the Receiver, the Company believes that approximately 800 of the licenses that it owns or manages are Receivership Stations or otherwise entitled to relief. For its own licenses and under the direction of each licensee for managed stations, the Company proceeded with timely construction of those stations which the Company reasonably believes to be Receivership Stations or otherwise entitled to relief. The Company received relief on approximately 150 licenses under the Goodman/Chan proceedings and from the official communication from the FCC, the Company believes that approximately 650 licenses should be eligible for relief as "similarly situated". Initial review of the Commission's Goodman/Chan Order indicated a potentially favorable outcome for the Company as it pointed to a grant of relief for a significant number of the Company's owned and/or managed licenses which were subject to the outcome of the Goodman/Chan decision.
However, on October 9, 1998 a release from the Offices of the Commercial Wireless Division of the FCC's Wireless Telecommunication Bureau announced that because of a technicality relating to the actual filing dates of the construction deadline waiver requests by certain of the subject licensees, some licenses which the FCC staff earlier had stated would be eligible for construction extension waivers due to the similarity of circumstances between those licensees and the Goodman/Chan licensees, would not actually be granted final construction waivers. The Commission has subsequently begun a process of deleting certain of the Company's licenses in this category from its official licensing database. Prior to the release of the October 9, 1998, Public Notice, the Company constructed and placed into operation certain licenses from this category based on information received from the FCC and the Receiver. The Company is in the process of determining which licenses have in fact been deleted; however, due to the disparity between the FCC's lists and its subsequent treatment of such lists as well as continuing modification of the FCC's license database, the Company is uncertain as to which, if any, will remain deleted under the FCC's current procedures.

In response, on November 9, 1998, Chadmoore filed a Petition for Reconsideration at the FCC seeking reversal of the action announced in the Commercial Wireless Division's Public Notice, and the Company has asked that relief be reinstated for its affected licenses. Additionally, on February 1, 1999, the Company in conjunction with other affected parties filed a Petition with the United States Court of Appeals for the District of Columbia Circuit seeking reversal of the FCC's decision and a remand of the decision to the FCC with specific instructions from the court to reinstate the licenses for which relief had been denied. Oral argument before the Court is scheduled for May 4, 1999. Other similarly situated licensees also have filed petitions for relief. No specific timetable is available in order to assist the Company's Management to predict with any reasonable degree of accuracy when final action on these proceedings will be forthcoming. The Company does not believe it to be probable that it will not be provided relief on the licenses potentially subject to the Goodman Chan Proceedings. However there can be no assurance that relief will be granted. Approximately 650 of those licenses purchased by or under Option and Management Agreements with the Company are among those which the FCC now states will not be afforded relief pursuant to the Commercial Wireless Division's October 9, 1998 Public Notice. Thus, it is possible that the Company's owned and/or managed licenses which are encompassed within the denial of relief pursuant to the October 9, 1998 Public Notice, could be permanently canceled by the FCC for failure to comply with its construction requirements. If these licenses are in fact cancelled by the FCC, it would result in the loss of licenses with a book value of approximately $6,200,000 and the loss of certain subscribers to the Company's services, which while not considered probable, could result in a material adverse effect on the Company's financial condition, results of operations and liquidity and could result in possible fines and/or forfeitures levied by the FCC. The Company has prepared these estimates based on the best information available at the time of this filing. Once again, there has been no list published by the FCC in this matter which the Company feels it may rely upon. Therefore, the Company has commenced the above-described litigation to clarify this matter. Based on the preceding, no provision has been made in the accompanying consolidated financial statements.

The Receiver has requested that the Company replace some of the existing Options and Management Agreements with Goodman/Chan licensees with promissory notes. The Company engaged in discussions with the Receiver in this regard, but did not reach a final determination and concluded that no further discussions are warranted at this time. However, there can be no assurances that the Receiver would not decide to take actions in the future to challenge the Company's agreements with Goodman/Chan licensees, including the Company's rights to licenses under such agreements, in an effort to enhance the value of the Receivership estate.

B.   LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Airnet, Inc. v. Chadmoore Wireless Group, Inc. Case No. 768473, Orange County Superior Court On April 3, 1997, Airnet, Inc. ("Airnet") served a summons and complaint on the Company, alleging claims related to a proposed merger between Airnet and the Company that never materialized. In particular, Airnet has alleged that a certain "letter of intent" obligated the parties to complete the proposed merger. The Company denied this allegation.

On February 2, 1998, the Company filed a Cross-Complaint  against Airnet as well
as  three  other  named  cross-defendants   related  to  Airnet:  Uninet,  Inc.,
("Uninet") Anthony Schatzlein ("Schatzlein") and Dennis Houston ("Houston").

A non-binding mediation was conducted before a retired superior court judge on August 21, 1998, and a confidential settlement was reached. On April 12, 1999, the parties executed a written Settlement Agreement settling all claims and cross claims. Pursuant to the terms of the settlement, the Company will issue 525,000 shares of its Common Stock and the parties will execute mutual general releases.

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

Subsequently, CCI added claims against Peacock and two related purported entities arising out of Peacock's conduct with regard to the Consultant Agreement and certain finder's preferences. Subsequently, Peacock added an affirmative claim against CCI for breach of contract, alleging his entitlement to certain bonus compensation that he alleges was not paid to him.

On January 22, 1999, CCI reached a settlement in principle of the dispute. The settlement was reduced to a comprehensive written settlement agreement which became effective on March 5, 1999. Under the terms of the settlement, Peacock will receive (1) certain rights with respect to a finder's preference pending against a five-channel SMR station in Memphis, Tennessee (WNZR202); (2) certain rights with respect to other finder's preference proceedings which are determined by CCI in its sole discretion to be undesirable; and (3) 10% of the independently determined value of the wide area license, if any, issued as a result of a certain finder's preference proceeding filed by CCI. Under the terms of the settlement, CCI will receive a right of first refusal with respect to certain assets belonging to Peacock. In addition, the settlement contains mutual general releases and covenants to dismiss pending proceedings. On March 5, 1999, CCI and Peacock executed a Voluntary Dismissal

With Prejudice of all claims asserted in the District Court litigation. However, despite CCI's demand, Peacock has refused to dismiss a finder's preference proceeding concerning station WZC790 in Memphis, Tennessee, which is owned by a subsidiary of the Company. The Company is presently evaluating its options with respect to enforcement of the Agreement in this regard. For his part, Peacock is contending that CCI is in breach of the Settlement Agreement because it does not agree with Peacock's position with respect to the finder's preference proceeding concerning station WZC790. Peacock has filed a motion with the District Court seeking enforcement of the Settlement Agreement, but it is not clear what relief Peacock is seeking. There has been no accrual reflected in the Company's financial statements for this matter.

Pursuant to the FCC's jurisdiction over telecommunications activities, the Company is involved in pending matters before the FCC which may ultimately affect the Company's operations.


C. PURCHASE COMMITTMENT

In October 1996, the Company signed a purchase agreement with Motorola to purchase approximately $10 million of Motorola radio communications equipment, including Motorola Smartnet II trunked radio systems. Such purchase agreement required that the equipment be purchased within 30 months of its effective date. By way of a letter agreement dated March 10, 1998 among MarCap, Motorola, and the Company, the effective period of the Motorola purchase agreement was extended from 30 months to 42 months. As of December 31, 1998 the Company had purchased approximately $4.5 million toward this purchase commitment.

D.   LEASE COMMITMENTS

The Company entered into a new lease for its corporate offices and warehouse facilities in Las Vegas, Nevada, commencing in December 1997, under a non-cancelable operating lease agreement which expires in March 2002. Terms of the lease provide for minimum monthly lease payments of approximately $17,500. The agreement provides for annual adjustments to the minimum monthly lease payment based on the consumer price index as defined therein.

In addition, the Company leases sales facilities in Little Rock, Arkansas and Southaven, Mississippi with monthly lease payments of approximately $1,500 and $900, respectively, and the Company leases approximately 275 antenna sites for transmission of SMR services. The terms of these leases range from month-to-month to 5 years, with options to renew.

Future minimum payments associated with the leases described herein, including renewal options, are as follows:

                                                          Operating
                                                           Leases
                                                          --------
Years ended December 31:
                                1999                     $1,844,672
                                2000                      1,212,903
                                2001                      1,040,664
                                2002                        714,143
                                2003                        367,062
                                                          ---------
                                                        $ 5,179,444



Total rent expense for the years ended December 31, 1998 and 1997 amounted to $1,676,494 and $646,717, respectively.

(13)     SUBSEQUENT EVENTS.

On March 2, 1999, pursuant to a senior secured loan agreement ("GATX Facility"), the Company borrowed $13.5 million from GATX Credit Corporation (the "Lender"). Pursuant to the GATX Facility, the Lender, at its sole discretion, has the option to make available up to $13.5 million in additional funds, within 120 days.

Loans will be made at an interest rate fixed at the time of the funding based on five-year US Treasury notes plus 5.5% and payable over a five-year amortization schedule following an interest only period. Warrants to purchase up to 1,822,500 shares of the Company's Common Stock at an exercise price of $0.39 per share were also issued to GATX. The loan is secured by substantially all the assets of the Company; provided, however, that if the full $27 million is not made available within 120 days of funding, certain assets will be released from security and the number of the warrants will be reduced proportionately.

In conjunction with the GATX Facility the Company has prepaid and terminated the Motorola Loan Facility and the MarCap Facility. All security interests related to the Motorola Loan Facility and the MarCap Facility were concurrently released.

On April 12, 1999 the Company made a payment to the New Debenture holder of 1,871,096 shares of the Company's restricted Common Stock which representd $916,837 toward the principal and interest of the New Debenture (see Footnote
5A).

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On February 24, 1999 the Company engaged Arthur Andersen LLP as it's independent accountants for the year ended December 31, 1998. Arthur Andersen LLP replaces KPMG, LLP ("KPMG") The Company did not re-appoint KPMG as its independent accountant on February 24, 1999. KPMG's report on the Company's financial statements for the year ended December 31, 1997, contained a fourth paragraph indicating substantial doubt about the Company's ability to continue as a going concern. The decision to change accountants was approved by the Company's Board of Directors and Audit Committee. During KPMG's engagement with the Company, there have been no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which were not resolved to KPMG's satisfaction. During KPMG's engagement with the Company, there have been no reportable events (as defined in
Item 304 of Regulation S-B issued under the Securities Act of 1933, as amended). As of February 24, 1999, Arthur Andersen LLP has been engaged by the Company as its principal accountants to audit the Company's financial statements beginning with the financial statements for the year ended December 31, 1998. The Company did not consult Arthur Andersen LLP prior to its engagement regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company's financial statements or any matter that was either the subject of a disagreement with KPMG or a reportable event.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS. The following table sets forth the names and ages of all directors and executive officers of the company and all persons nominated or chosen to become a director or an executive officer, indicating all positions and offices with the registrant held by each such person and the period during which he or she has served as a director or executive officer as of April 2, 1999 (the "Named Executive Officers"):

                                                                  PERIOD OF SERVICE AS
NAME                        AGE        POSITION                   DIRECTOR OR EXECUTIVE OFFICER
-----------------------  ---------  ----------------------------  -----------------------------
Robert W. Moore             41         President, CEO and Director   02/95 to Present

Richard C. Leto             41         Chief Financial Officer       08/98 to Present
                                       Treasurer                     09/98 to Present

Rick D. Rhodes              44         Chief Regulatory Officer      06/98 to Present
                                       Secretary                     06/98 to Present

Janice H. Pellar            47         Director                      05/98 to Present

Mark F. Sullivan            41         Director                      05/98 to Present

Joseph J. Finn-Egan         65         Director                      05/98 to Present

Gary L. Stanford            60         Director                      05/98 to Present

Jeffrey A. Lipkin           53         Director                      05/98 to Present


ROBERT W. MOORE, has been President, Chief Executive Officer and Director of the Company since inception and founded the Company in 1994. From 1989 to 1993, Mr. Moore served as a Regional Manager and General Manager for two Cellular One companies, managing more than 75 employees and having full profit-and-loss responsibility for several MSAs with more than 35,000 customers generating more than $40 million in revenues.

RICHARD C. LETO, has been Chief Financial Officer since August of 1998. From 1996 until joining Chadmoore, Mr. Leto worked for NextWave Telecom. He joined NextWave as Director of Strategic Planning and was promoted to Director of Finance for the West Region. In this position he was the head of finance and administration for a region covering 39 million people throughout the western United States. In 1992, Mr. Leto was promoted to Chief Financial Officer of AirTouch Thailand in Bangkok. In Thailand he was tasked with turning around the paging business. He successfully reduced costs and promoted customer focus. AirTouch then moved him to Italy and he became Finance and Business Plan Lead for the Cellular division. He developed and wrote application business plans submitted to the Italian Ministry. His final position at AirTouch was as Corporate Director of Finance, which he held until 1996. Mr. Leto earned his Master of Business Administration from the University of California, Berkeley in 1988 and has a Bachelors Degree in Finance and Accounting from Boston College.

RICK D. RHODES, has been Sr. Vice President and Chief Regulatory Officer since June of 1998. From 1995 until joining Chadmoore he worked for the law firm of Irwin Campbell and Tannenwald. There he provided client counseling for telecommunications clients and provided advocacy regarding federal law, federal administrative agency matters and legislative activity on Capitol Hill. From 1990 to 1995, Mr. Rhodes practiced law at the Law Firm of Keller & Heckman in Washington, DC. In 1978 he earned his Master of Arts in Mass Communications from the University of Arkansas. He earned his Juris Doctorate from Catholic University of America in 1990. While earning his law degree, Mr. Rhodes worked at the Federal Communications Commission as a law clerk. Mr. Rhodes is also a Registered Lobbyist with the United States Senate and House of Representatives. Mr. Rhodes has published a number of papers and appeared as a guest lecturer on the subject of telecommunications.

JANICE H. PELLAR, has been a Director since May 1998. Ms. Pellar is President of Electronic Maintenance Co., Inc. ("EMCO"). She has held this position since 1988. Before this she held various titles including Service Manager, Vice President and Manager at EMCO where she has been employed full time since 1973. Ms. Pellar also served on the national Motorola Sales and Service Advisory Council from 1990 to 1993 and was appointed to the National Motorola Problem Resolution Council representing the Southeast region in 1996.

MARK F. SULLIVAN, has been a Director since May 1998. Mr. Sullivan serves as Managing Partner of Private Equity Partners, an investment banking firm specializing in institutional private equity and debt financings for growth companies based in the western United States, which he founded in 1996. From 1993 to 1996 he served as co-head of corporate finance for D.A. Davidson & Co., where he helped launch and build a full-service corporate finance department executing private and public market financings and merger and divestiture transactions. From 1990 to 1992, he served as a founding member of the private equity financing group at Kidder, Peabody & Co., specializing in institutional private equity financings.

JOSEPH J. FINN-EGAN, has been a Director since May 1998. Mr. Finn-Egan is Managing General Partner of Recovery Equity Investors I, L.P. and Recovery Equity Investors II, L.P., which was founded in 1989. Mr. Finn-Egan is also a Director of CMI, Inc since 1991.

GARY L. STANFORD, has been a Director since May 1998. Mr. Stanford is currently retired from the FCC after a 37 year career. He held various positions including Associate Bureau Chief for Operations of the Wireless Telecommunications Bureau, in Gettysburg, upon retirement.

JEFFREY A. LIPKIN, has been a Director since May 1998. Mr. Lipkin is Managing General Partner of Recovery Equity Investors I, L.P. and Recovery Equity Investors II, L.P., which was founded in 1989. Mr. Lipkin is also a Director of CMI, Inc. since 1991.

TERM OF OFFICE. Directors are elected to serve until the next succeeding annual meeting of the shareholders or until their successors are duly elected and shall qualify. Executive officers are elected by a majority vote of the board of directors and unless removed by a 2/3 vote of the board of directors, serve until their respective successors are elected and qualified.

COMPENSATION OF DIRECTORS. Currently, directors of the Company receive no cash compensation for their services. However, Robert Moore and Jan Zwaik each received options to acquire.0 100,000 shares of the Company's Common Stock at a price of $0.50 per share.

Janice Pellar, Mark Sullivan and Gary Stanford each received options to acquire 75,000 shares of the Company's common stock at a price of $0.51 per share.

COMMITTEES OF THE BOARD OF DIRECTORS. The Compensation Committee, which was formed in May 1998, consists of Messrs. Lipkin and Stanford and Ms. Pellar. This Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the company and reviews general policy matters relating to compensation and benefits of employees of the Company. The
Compensation Committee also administers the Company's stock option plans. The Compensation Committee did not meet during 1998.

The Audit  Committee,  which was  formed  during May 1998,  consists  of Messrs.
Sullivan, Finn-Egan, and Stanford and Ms. Pellar. The Audit committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Company's internal accounting controls.
The Audit Committee did not meet during 1998.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities registered under the Exchange Act, to file initial reports of ownership and reports indicating changes in ownership with the Securities and Exchange Commission (the "SEC") and each exchange in which its securities are traded. Executive officers and directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. During 1998, Mr. Rhodes failed to timely file a Form 3, which was subsequently filed during 1998. In addition Mr. Moore and Mr. Zwaik failed to timely file a Form 4 reporting 2 transactions and 1 transaction, respectively. During 1998, no other person required to file reports pursuant to Section 16(a) of the Exchange Act failed to timely file any such report.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the total executive compensation paid or accrued by the Company for services rendered to the Company or its subsidiaries in all capacities in the fiscal years ended December 31, 1998, 1997 and 1996 to the Company's chief executive officer and each of the Company's other executive officers ("Named Officers").

SUMMARY COMPENSATION TABLES

ANNUAL COMPENSATION
                                                                     LONG TERM
                                       ANNUAL COMPENSATION         COMPENSATION

(a)                              (b)      (c)          (d) (1)     (e)
Name                            Year     Salary         Bonus
And                             Ended                          SECURITIES
Principal                     December                         UNDERLYING   EXERCISE
Position                         31       ($)            ($)     OPTIONS      PRICE
----------------------------- --------  --------    ---------  ----------   --------
Robert W. Moore                   1998   133,000       60,000     750,000    $ 0.51
President, Chief Executive                     -            -     100,000    $ 0.50
Officer and Director
                                  1997   128,000      100,000           -         -
                                  1996    93,000       78,000           -         -

Jan S. Zwaik                      1998   118,000       40,000     400,000    $ 0.51
Chief Operating Officer,          1997    98,000      100,000     500,000    $ 0.50
Director(2)                       1996

Rick D. Rhodes                    1998    60,000 (3)   24,000     250,000     $ 0.51
Chief Regulatory Officer and      1997         -            -           -         -
Secretary                         1996         -            -           -         -

Richard C. Leto                   1998    33,000 (3)   13,350           -         -
Chief Financial Officer and       1997         -            -           -         -
Treasurer                         1996         -            -           -         -

(1) In 1997, Robert Moore and Jan Zwaik were paid cash bonuses of $20,000 and $25,000, respectively and an additional $80,000 and $75,000, respectively was accrued at December 31, 1997 and paid in May of 1998. In 1998, the Company accrued bonuses in the amounts of $60,000, $40,000, $24,000 and $13,350 for Robert Moore, Jan Zwaik, Rick Rhodes and Richard Leto, respectively. These bonuses were paid in March of 1999.
(2) During April 1999, Mr. Zwaik resigned as COO and as a director and the Company and entered into a one year Consulting Agreement as of the same date.
(3) Amounts shown for 1998 for Messrs. Rhodes and Leto, represent base salaries paid after they commenced employment with the Company on June 1, 1998 and August 31, 1998, respectively.

EMPLOYMENT AGREEMENTS. Effective June 16, 1997, the Company and Robert Moore entered into an employment agreement (the "Moore Agreement"). Under the terms of the Moore Agreement, Mr. Moore is entitled to: (i) base compensation of $125,000 per year (subject to a minimum 5% annual increase); (ii) bonus compensation based upon the growth and success of the Company's business as may be determined by the Compensation Committee; and (iii) other benefits equivalent to those provided the Company's other officers. The Moore Agreement's initial term ended on January 1, 1999 and was automatically renewed until January 1, 2001. The Moore Agreement is terminable by the Company or Mr. Moore for cause, as defined therein, at any time or in the event of death or disability. In the event of death or disability, Mr. Moore or his personal estate is entitled to additional compensation as specified. If the Moore Agreement is terminated for cause by Mr. Moore or without cause by the Company, Mr. Moore is entitled to health insurance benefits for a two-year term and a lump sum payment equal to twice the then-base compensation. In addition, in the event of a termination following a change of control, as defined therein, Mr. Moore is entitled to 2.99 times the average annual compensation. In addition, Mr. Moore has agreed, for a period of 12 months following termination of the Moore Agreement, not to render services for a company that is a competitor to the Company and to keep all information received by Mr. Moore during the course of his employment as confidential. Finally, in the event that the Moore Agreement terminates upon expiration of a term or Mr. Moore terminates the contract without cause, Mr. Moore is entitled to a lump sum payment equal to the then-applicable annual base compensation.

Effective June 16, 1997, the Company and Jan Zwaik entered into an employment agreement under substantially the same terms as the Moore Agreement, with the exception of a base salary of $110,000. During April 1999, Mr. Zwaik resigned as Chief Operating Officer and as a director and the Company entered into a one year Separation and Consulting Agreement and all obligations under Mr. Zwaik's employment agreement were terminated. Under the terms of the Separation and Consulting Agreement, the company is obligated to pay Mr. Zwaik an aggregate of $160,000 over the term of the agreement.

Effective December 10, 1998, the Company and Rick D. Rhodes entered into an employment agreement under substantially the same terms as the Moore Agreement, with the exception of a base salary of $110,000, the issuance of options to purchase 250,000 shares of Common Stock at an exercise price of $.50 per share (the "Options"), a lump sum payment upon termination by the Company without cause of one year's salary and automatic vesting of the Options and no lump sum payment upon expiration or termination of the agreement by Mr.
Rhodes.

AMENDED NONQUALIFIED STOCK OPTION PLAN. The Company has reserved an aggregate of 1,500,000 shares of restricted common stock for issuance pursuant to the Amended Nonqualified Stock Option Plan adopted by the Board of Directors on June 15, 1995 (the "Nonqualified Plan"). The Compensation Committee of the Company's Board of Directors has the authority to determine the persons to whom options shall be granted, the amount of such options, and the number of shares subject to each option, the time or times during which all or a portion of each option may be exercised and certain other provisions of each option. Options may be granted to directors, officers and key employees of the Company. As of March 31, 1999, the Nonqualified Plan had 1,450,000 options outstanding which had exercise prices ranging from $.50 to $1.50.

EMPLOYEE BENEFIT AND CONSULTING SERVICES COMPENSATION PLAN. The Company has reserved an aggregate of 2,350,000 shares of registered S-8 common stock for issuance pursuant to the Employee Benefit and Consulting Services Plan adopted by the Board of Directors on June 15, 1995 and amended on December 8, 1995, (the "Employee Benefit Plan"). The Compensation Committee of the Company's Board of Directors has the authority to determine the persons to whom options shall be granted, the amount of such options, and the number of shares subject to each option, the time or times during which all or a portion of each option may be exercised and certain other provisions of each option. Options may be granted to directors, officers and key employees of the Company. As of March 31, 1999, the Employee Benefit Plan had 2,256,723 options outstanding which had exercise prices ranging from $.49 to $2.50.

1998 STOCK OPTION PLAN. The Company has reserved an aggregate of 3,000,000 shares of authorized but unissued common stock for issuance pursuant to the 1998 stock option plan adopted by the Board of Directors on May 1, 1998 (the "1998 Plan"). The Compensation Committee of the Company's Board of Directors has the authority to determine the persons to whom options shall be granted, the amount of such options, and the number of shares subject to each option, the time or times during which all or a portion of each option may be exercised and certain other provisions of each option. Options may be granted to directors, officers and key employees of the Company. As of March 31, 1999, the 1998 Plan had 2,166,000 options outstanding which had exercise price of $.51.


The following table sets forth the options to acquire common stock issued to the Named Officers of the Company in fiscal 1998:

OPTION GRANTS IN LAST FISCAL YEAR

                                                     PERCENT OF
                                                        TOTAL
                                                       OPTIONS
                                                     GRANTED TO           EXERCISE OR
                              SHARES UNDERLYING   EMPLOYEES IN FISCAL      BASE PRICE      EXPIRATION
NAME                              OPTIONS               YEAR               ($/SHARE)          DATE
----------------------------  -----------------   --------------------   ----------------- -----------
Robert W. Moore                50,000    (1)      1.9%                       $  0.50       02/10/01
President,  Chief Executive    50,000    (1)      1.9%                       $  0.50       02/10/02
Officer and Director
                              750,000    (2)      28.8%                      $  0.51       05/01/06


Jan S. Zwaik                  400,000    (2)      15.6%                      $  0.51       05/01/06
Chief Operating Officer


Rick D. Rhodes                250,000    (2)      9.6%                       $  0.51       05/01/06
Chief Regulatory Officer
and Secretary

(1) Options were granted under the Employee Benefit and Consulting and Services Plan.

(2) Options were issued under 1998 Employee Option and Compensation Plan.

None of the Named Officers exercised any options during 1998 and the intrinsic value of all outstanding options is $0.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 31, 1999 ("The Ownership Date"), regarding the beneficial ownership of shares of common stock held by (i) the Named Executive Officers; (ii) each shareholder known by the Company to be the beneficial owner of more than 5% of the common stock; (iii) each Director of the Company, and (iv) all Directors and executive officers of the Company as a group. The common stock, $.001 par value, is the Company's only class of outstanding voting securities. Unless otherwise indicated in a footnote thereto, the persons named in the table below have sole voting and investment power with respect to the shares of common stock shown as beneficially owned by them. Except as otherwise indicated below, the address for each person is: c/o Chadmoore Wireless Group, Inc., 2875 E. Patrick Lane, Suite G, Las Vegas, NV 89120.

SECURITY OWNERSHIP OF CERTAIN beneficial OWNERS AND MANAGEMENT

          NAME AND ADDRESS OF                   AMOUNT AND NATURE OF        PERCENTAGE
            BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP (1)   BENEFICIALLY OWNED
-----------------------------------------   --------------------------   ------------------
Robert W. Moore                                   2,211,766  (2)               5.8%
Jan S. Zwaik                                        600,000  (3)               1.6%
Rick D. Rhodes                                       62,500  (4)                  *
Richard C. Leto                                      30,000  (5)                  *
Janice H. Pellar                                     18,750  (6)                  *
Mark F. Sullivan                                    252,473  (7)                  *
Joseph J. Finn-Egan                              37,193,891  (8)              56.5%
Gary L. Stanford                                     18,750  (9)                  *
Jeffrey A. Lipkin                                37,193,891 (10)              56.5%
Recovery Equity Investors II, L.P.
   901 Mariner's Island Blvd., Suite 465
   San Mateo, CA  94404-1592                     37,193,891 (11)              56.5%
All directors and executive
   Officers as a group (9 persons)               40,388,130 (12)              60.0%

*    Less than 1%

(1) According to the rules of the Commission, a person is deemed to be the beneficial owner of a security if such person, directly or indirectly, has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person or entity is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the Ownership Date. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnotes the named person has sole voting and investing power with respect to shares beneficially owned.
(2) Includes 387,500 shares of the Company's Common Stock obtainable as of the Ownership Date or within 60 days thereafter by Mr. Moore upon the exercise of nonqualified stock options.
(3) Comprised of 600,000 shares of the Company's Common Stock obtainable as of the Ownership Date or within 60 days thereafter by Mr. Zwaik upon the exercise of nonqualified stock options.
(4) Comprised of 62,500 shares of the Company's Common Stock obtainable as of the Ownership Date or within 60 days thereafter by Mr. Rhodes upon the exercise of nonqualified stock options.
(5) Comprised of 30,000 shares of the Company's Common Stock obtained as of the Ownership Date by Mr. Leto.
(6) Comprised of 18,750 shares of the Company's Common Stock obtainable as of the Ownership Date or within 60 days thereafter by Ms. Pellar upon the exercise of nonqualified stock options.

(7) Comprised of 252,473 shares of the Company's Common Stock obtainable as of the Ownership Date or within 60 days thereafter by Sullivan Family Trust, of which Mr. and Mrs. Sullivan are trustees, upon the exercise of nonqualified stock options.
(8) Comprised of (i) 8,854,662 shares of Common Stock owned by REI; and (ii) 28,339,229 shares of Common Stock obtainable as of the Ownership Date or within 60 days there after by REI upon exercise of warrants. Mr. Finn-Egan, who is a Managing General Partner of REI and a member of the Company's Board of Directors, disclaims beneficial ownership of all securities of the Company held by REI.
(9) Comprised of 18,750 shares of the Company's Common Stock obtainable as of the Ownership Date or within 60 days thereafter by Mr. Stanford upon the exercise of nonqualified stock options.
(10) Comprised of (i) 8,854,662 shares of Common Stock owned by REI; and (ii) 28,339,229 shares of Common Stock obtainable as of the Ownership Date or within 60 days there after by REI upon exercise of warrants. Mr. Lipkin, who is a Managing General Partner of REI and a member of the Company's Board of Directors, disclaims beneficial ownership of all securities of the Company held by REI.
(11) Comprised of 37,193,891 shares of the Company's Common Stock beneficially owned by Recovery Equity Investors II, L.P., obtainable as of the Ownership Date or within 60 days thereafter by exercise of certain warrants.
(12) Includes 29,679,202 shares of the Company's Common Stock obtainable as of the Ownership Date or within 60 days thereafter by exercise of certain options and warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For a description of the employment agreements entered into between the Company and three (3) of the Named Executive Officers, see Item 10. "EXECUTIVE
COMPENSATION". Mark F. Sullivan is the managing partner of Private Equity Partners, ("PEP") the Company's investment banking firm. During 1998 and 1997 the Company paid PEP $680,351 and $102,145, for professional services associated with equity and debt financings, and approximately $860,000 in March of 1999 in connection with the GATX Transaction and other services. In addition, on November 9, 1998, the Company entered into a consulting agreement with PEP, whereby the Company is obligated to pay PEP $7,500 per month, plus expenses.

On May 1, 1998, the Company and Recovery entered into a shareholders agreement which stipulated that the Company and each of the shareholders shall take all action necessary to cause the Board to consist of two Directors to be designated by the Recovery shareholders, two Directors designated by the Chief Executive Officer of the Company, and there independent Directors.

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

ITEM 13. EXHIBITS AND CURRENT REPORTS ON FORM 8-K


(a)(2)   The following exhibits are submitted herewith:

2.1 Agreement and Plan of Reorganization dated February 2, 1995, by and between the Registrant (f/k/a CapVest Internationale, Ltd.) and Chadmoore Communications, Inc. (Incorporated by reference to Exhibit 1 of the Registrants Form 8-K, date of earliest event reported- February 21, 1995 the "Form 8-K")

2.2 Addendum to the Agreement and Plan of Reorganization, dated February 21, 1995, by and between the Registrant (f/k/a CapVest Internationale, Ltd.) and Chadmoore Communications, Inc. (Incorporated by reference to
         Exhibit 1 of the Registrants Form 8-K.

2.3 Addendum No. 2 to the Agreement and Plan of Reorganization, dated March 31, 1995, by and between the Registrant (f/k/a CapVest Internationale, Ltd.) and Chadmoore Communications, Inc. (Incorporated by reference to
         Exhibit 1 of the Form 8-K.

3.1 Articles of Incorporation (Incorporated by reference to Exhibit 1 of the Form 8.

3.2 Articles of Amendment to the Articles of Incorporation filed November 1, 1988 (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-KSB for the year ended December 31, 1995)

3.3 Articles of Amendment to the Articles of Incorporation filed April 28, 1995 (Incorporated by reference to Exhibit 3.3 to the Registrant's Form 10-KSB for the year ended December 31, 1995)

3.4 Articles of Amendment to the Articles of Incorporation filed April 1, 1996 (Incorporated by reference to Exhibit 3.4 to the Registrant's Form 10-KSB for the year ended December 31, 1995)

3.5 Articles of Amendment to the Articles of Incorporation filed April 11, 1996 (Incorporated by reference to Exhibit 3.5 to the Registrant's Form 10-KSB for the year ended December 31, 1995)

3.6 Bylaws (Incorporated by reference to Exhibit 3 to the Registrant's Registration Statement on Form S-18 (33-14841-D))

4.1 Form of Warrant Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-KSB for the year ended December 31, 1995)

4.2 Registration Rights Agreement (Incorporated by reference to Exhibit 4.2 to the Registrant's Form 10-KSB for the year ended December 31, 1995)

4.3 Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock of the Registrant (Incorporated by reference to Exhibit 3.4 to the Registrant's Form 10-KSB for the year ended December 31, 1995)

4.4 Certificate of Designation of Rights and Preferences of Series B Convertible Preferred Stock of the Registrant (Incorporated by reference to Exhibit 4.3 to the Registrant's Form 8-Kfiled with the Commission on December 31, 1996)

4.5 Certificate of Designation of Rights and Preferences of Series C Convertible Preferred Stock of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed with the Commission on May 15, 1998 (the "REI Form 8-K"))

4.6 Senior Secured Loan Agreement, dated March 2, 1999, between GATX Capital Corporation ("GATX"), the Registrant and its subsidiaries (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on March 16, 1999 ("GATX Form 8-K")

9.1 Shareholders Agreement, dated May 1, 1998, by and among the Registrant, Recovery Equity Investors, II, L.L.P ("REI") and Robert W. Moore (Incorporated by reference to Exhibit 10.6 of the REI Form 8-K)

10.1     Amended   Nonqualified   Stock  Option  Plan  dated  October  12,  1995
         (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-KSB for the year ended December 31, 1995)*

10.2 Employee Benefit and Consulting Services Plan dated July 7, 1995 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 effective July 12, 1996 (file no. 33-94508))*

10.3 First Amendment to the Employee Benefit and Consulting Services Plan dated December 8, 1995 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 effective December 1, 1996 (file no. 33-80405))*


10.4 Employment Agreement between the Registrant and Robert W. Moore effective as of April 21, 1995 (Incorporated by reference to Exhibit
         10.4 to the  Registrant's  Form 10-KSB for the year ended  December 31,
         1995)*

10.5 Integrated Dispatch Enhanced Network ("iDEN") Purchase Agreement dated February 28, 1996 by and between the Registrant and Motorola, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-KSB for the year ended December 31, 1995)

10.6 Amendment Number 001 to the Integrated Dispatch Enhanced Network (iDEN) Purchase Agreement dated March 25, 1996 (Incorporated by reference to
         Exhibit 10.8 to the Registrant's Form 10-KSB for the year ended December 31, 1995)

10.7 Asset Purchase Agreement dated November 2, 1994 by and between Chadmoore Communications, Inc., and General Communications Radio Sales and Service, Inc., General Electronics, Inc. and Richard Day with Exhibits (Incorporated by reference to Exhibit 2.2 of the Registrant's Form 8-K, dated March , 1996 ("the Gencom 8-K"), date of earliest event reported March 8, 1996)

10.8 Modification to Asset Purchase Agreement dated March 8, 1996 by and between Chadmoore Communications, Inc., the Registrant and Chadmoore Communications of Tennessee, Inc. and General Communications Radio Sales and Service, Inc., General Electronics, Inc. and Richard Day with Exhibits (Incorporated by reference to Exhibit 2.1 of the Gencom 8-K, date of earliest event reported March 8, 1996)

10. 9 Stock Purchase Agreement dated June 14, 1996, by and between Chadmoore Wireless Group, Inc. and Libero Limited (Incorporated by reference to
         Exhibit 10.11 to the Registrant's Form 8-K, under dated June 28, 1996)

10.10 Purchase Agreement between Motorola, Inc. and Chadmoore Wireless Group, Inc. and Chadmoore Communications, Inc. dated October 25, 1996
         (Incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-KSB for the year ended December 31, 1996)

10.11 Promissory Note executed by Chadmoore Communications, Inc. payable to Motorola, Inc., dated December 30, 1996. (Incorporated by reference to
         Exhibit 10.13 to the Registrant's Form 10-KSB for the year ended December 31, 1996)

10.12 Guarantee of Security Agreement executed by Chadmoore Wireless Group, Inc., in favor of Motorola, Inc., dated December 30, 1996. (Incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-KSB for the year ended December 31, 1996)

10.13    Restructuring  Agreement  Regarding  8%  Convertible  Debentures  dated
         September 19, 1997, by and between Chadmoore Wireless Group, Inc., Cygni S.A., and Willora Registrant Limited (Incorporated by reference to Exhibit 10.12 to the Registrant's Form 8-K, under Item 9, date of earliest event reported - September 19, 1997)

10.14 Transfer and Release Agreement effective September 26, 1997, by and between Chadmoore Wireless Group, Inc. and LDC Consulting, Inc. (Incorporated by reference to Exhibit 10.13 to the Registrant's Form 8-K, under Item 5, date of earliest event reported - September 26,
         1997)

10.15 Certificate of Designation of Rights and Preferences of Convertible Preferred Stock Series B of the Registrant. (Incorporated by reference to Exhibit 4.5 to the Registrant's Form 8-K, under Item 9, date of earliest event reported December 23, 1997)

10.16 Form of Stock Purchase Warrant issued in connection with the Series B 8% Convertible Preferred Stock Offshore Subscription Agreement dated on or about December 10, 1997 (Incorporated by reference to Exhibit 4.6 to the Registrant's Form 8-K, under Item 9, date of earliest event reported December 23, 1997)

10.17 Form of Series B 8% Convertible Preferred Stock Offshore Subscription Agreement dated on or about December 10, 1997 (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 8-K, under Item 9, date of earliest event reported - December 23, 1997)

10.18 Form of Amendment No. 1 to Offshore Subscription Agreement for Series B 8% Convertible Preferred Stock dated on or about February 17, 1998 (Incorporated by reference to Exhibit 10.16 to the Registrant's Form 8-K, under Item 9, date of earliest event reported - February 17, 1998)

10.19 Employment Agreement between the Registrant and Robert Moore effective as of January 1, 1997 (Incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-KSB for the year ended December 31, 1997)*

10.20 Employment Agreement between the Registrant and Rick Rhodes effective as of December 10, 1998*

10.21 Investment Agreement dated May 1, 1998, between the Registrant and REI (Incorporated by reference to Exhibit 10.1 of the REI Form 8-K)

10.22    Registration   Rights  Agreement,   dated  May  2,  1998,  between  the
         Registrant and REI (Incorporated by reference to Exhibit 10.2 of the REI Form 8-K)

10.23 Stock Purchase Warrant, dated May 1, 1998, issued to REI for the purchase of 4,000,000 shares of Common Stock (Incorporated by reference to Exhibit 10.3 of the REI Form 8-K)

10.24    Stock  Purchase  Warrant,  dated  May 1,  1998,  issued  to REI for the
         purchase  of  14,612,796  shares  of  Common  Stock   (Incorporated  by
         reference to Exhibit 10.4 of the REI Form 8-K)

10.25    Stock  Purchase  Warrant,  dated  May 1,  1998,  issued  to REI for the
         purchase  of  10,119,614  shares  of  Common  Stock   (Incorporated  by
         reference to Exhibit 10.5 of the REI Form 8-K)

10.26 Advisory Agreement, dated May 1, 1998, between the Registrant and REI (Incorporated by reference to Exhibit 10.7 of the REI Form 8-K)

10.27 Indemnification Letter Agreement, dated May 1, 1998, between the Registrant and REI (Incorporated by reference to Exhibit 10.8 of the REI Form 8-K)

10.28 $8,775,000 Secured Promissory Note, dated March 2, 1999, issued by the Registrant to GATX (Incorporated by reference to Exhibit 10.2 of the GATX Form 8-K)

10.29 $4,725,000 Secured Promissory Note, dated March 2, 1999, issued by the Chadmoore Communications, Inc. to GATX (Incorporated by reference to
         Exhibit 10.3 of the GATX Form 8-K)

10.30 Security Agreement, dated March 2, 1999, between the Registrant, its subsidiaries and GATX (Incorporated by reference to Exhibit 10.4 of the GATX Form 8-K)

10.31    Guarantee,   dated  March  2,  1999,   between  the   Registrant,   its
         subsidiaries and GATX (Incorporated by reference to Exhibit 10.5 of the GATX Form 8-K)

10.32 Warrant to Purchase 1,822,500 Shares of Common Stock, dated March 2, 1999, issued to GATX (Incorporated by reference to Exhibit 10.6 of the GATX Form 8-K)

10.33 Aggreement dated November 11, 1998, engaging Private Equity Partners LLC as financial advisors.

10.34 Agreement dated March 7, 1999, engaging Private Equity Partners LLC as financial advisors.

11.1 Calculation of Weighted Average Shares Outstanding (see Consolidated Statement of Operations and Notes to Consolidated Financial Statement, 1-L)

16.1 Letter of KPMG, LLP, dated March 8, 1999, stating its concurrence with the disclosure contained in the Registrant's Current Report on Form 8-K-A filed with the Commission on March 10, 1999 (incorporated by reference to Exhibit 16 of the Registrant's Form 8-K-A dated March 10,
         1999)

21.1     Subsidiaries of the Registrant

23.1     Consent of KPMG, LLP

27.1     Financial Data Schedules

*  Indicates a management contract or compensatory plan or arrangement.

(b)      Current Reports on Form 8-K

(i) Current report on Form 8-K on October 19, 1998 reporting (a) the sales of equity securities pursuant to Regulation S and (b) the conversion of Series B Convertible Preferred Stock

(ii)Current report on Form 8-K on December 18, 1998 reporting (a) the sales of equity securities pursuant to Regulation S and (b) the conversion of Series B Convertible Preferred Stock.

FORM10-KSB

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                          Chadmoore Wireless Group, Inc.
                                          (formerly CapVest International, Ltd.)

                                          By: /s/ Richard C. Leto
                                              ---------------------------------
                                              Richard C. Leto
                                              Chief Financial Officer

                                              Date: April 15, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Robert W. Moore                                         Date: April 15, 1999
Robert W. Moore, President,
Chief Executive Officer and Director

/s/ Richard C. Leto                                         Date: April 15, 1999
Richard C. Leto
Chief Financial and Accounting Officer

/s/ Rick D. Rhodes                                          Date: April 15, 1999
Rick D. Rhodes
Chief Regulatory Officer

/s/ Mark F. Sullivan                                        Date: April 15, 1999
Mark F. Sullivan
Director

/s/ Joseph J. Finn-Egan                                     Date: April 15, 1999
Joseph J. Finn-Egan
Director

/s/ Janice H. Pellar                                        Date: April 15, 1999
Janice H. Pellar
Director

/s/ Gary L. Stanford                                        Date: April 15, 1999
Gary L. Stanford
Director

/s/ Jeffrey A. Lipkin                                       Date: April 15, 1999
Jeffrey A. Lipkin
Director