Form 10QSB
period 1999-03-31
CHADMOORE WIRELESS GROUP INC
filed 1999-05-17
CIK 815755

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                      or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from______________to_______________

                         Commission File Number: 0-20999

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


AS OF MAY 7, 1999 ISSUER HAD 39,368,024 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [  ] No [X]

                                      INDEX

PART I - FINANCIAL INFORMATION                                             PAGE

ITEM 1.  FINANCIAL STATEMENTS - Unaudited

            Consolidated Balance Sheets as of March 31, 1999 and
            December 31, 1998                                                3

            Consolidated Statements of Operations for the three months
            ended March 31, 1999 and 1998                                    4

            Consolidated Statement of Redeemable Preferred Stock and Shareholders' Equity for the three months ended March 31,
            1999                                                             5

            Consolidated Statements of Cash Flows for three months
            ended March 31, 1999 and 1998                                    6

            Condensed Notes to Interim Consolidated Financial
            Statements                                                      7-13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         PLAN OF OPERATIONS                                                14-17

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 18-20

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS               21

ITEM 5.  OTHER INFORMATION                                                   21

ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K                            22

SIGNATURES                                                                   27

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 1999 and December 31, 1998

                                                                                        March 31,       December 31,
                                                                                          1999             1998
                                                                                       (Unaudited)
                                                                                      ------------     ------------

                                     ASSETS
Current assets:
   Cash                                                                               $  5,202,585     $    578,677
   Accounts receivable, less allowance for doubtful accounts of $19,500 and $13,000        861,258          582,817
   Other receivables, less allowance for doubtful accounts of $133,639 and $133,639        140,672          136,288
   Inventory                                                                               197,345          169,520
   Deposits and prepaids                                                                   205,578          134,228
                                                                                      ------------     ------------
              Total current assets                                                       6,607,438        1,601,530

Property and equipment, net                                                             12,881,897       12,681,753

Intangible assets, net                                                                  40,215,440       41,118,012

Other non-current assets, net                                                            1,075,989          119,166


                                                                                      ------------     ------------
              Total assets                                                            $ 60,780,764     $ 55,520,461
                                                                                      ============     ============


                     LIABILITIES, REDEEMABLE PREFERRED STOCK
                            AND SHAREHOLDERS' EQUITY

Liabilities:
   Current maturities of long-term debt                                               $  4,820,426     $  8,255,174
   Accounts payable and accrued liabilities                                              5,013,642        6,807,158
   License option commission payable - current                                           1,072,214        3,412,000
   Unearned revenue                                                                        632,924          506,056
   Other current liabilities                                                               730,508          707,039
                                                                                      ------------     ------------

              Total current liabilities                                                 12,269,714       19,687,427

Long-term debt                                                                          22,070,141        8,152,589
License option commission payable - non-current                                          1,476,550                -
                                                                                      ------------     ------------
              Total Liabilities                                                         35,816,405       27,840,016

Minority interests                                                                         586,650          533,690

Commitments and contingencies
Redeemable preferred stock:
   Series C, 4% cumulative, 10,119,614 shares issued and outstanding                     1,054,868          974,995

Shareholders' equity:
   Preferred stock, $.001 par value, authorized 40,000,000 shares:
      Series B 219,000 shares issued and 263 and 21,218 shares outstanding                       -               21
   Common stock, $.001 par value, authorized 100,000,000 shares,
      37,496,928 and 36,504,324 shares issued and outstanding                               37,497           36,504
   Additional paid-in capital                                                           66,775,987       66,856,832
   Accumulated deficit                                                                 (43,490,643)     (40,721,597)
                                                                                      ------------     ------------
              Total shareholders' equity                                                23,322,841       26,171,760
                                                                                      ------------     ------------
              Total liabilities, minority interests, redeemable preferred
                stock and shareholders' equity                                        $ 60,780,764     $ 55,520,461
                                                                                      ============     ============

  See accompanying condensed notes to unaudited interim consolidated financial statements

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                For the Three Months Ended March 31, 1999 and 1998


                                                                                        March 31,        March 31,
                                                                                          1999             1998
                                                                                                         Restated
                                                                                      ------------     ------------
Revenues:
   Service revenue                                                                    $  1,028,349     $    371,578
   Equipment sales and maintenance                                                         233,964          144,514
                                                                                      ------------     ------------
                                                                                         1,262,313          516,092
                                                                                      ------------     ------------

Operating expenses:
   Cost of service revenue                                                                 283,495           83,075
   Cost of equipment sales and maintenance                                                 136,736           99,798
   General and administrative                                                            2,314,163        1,285,650
   Depreciation and amortization                                                           443,999          194,134
                                                                                      ------------     ------------
                                                                                         3,178,393        1,662,657
                                                                                      ------------     ------------
Loss from operations                                                                    (1,916,080)      (1,146,565)
                                                                                      ------------     ------------
Other (expense):
   Minority interest in earnings                                                           (52,960)          (9,297)
   Interest expense, net                                                                  (605,039)        (460,370)
   Standstill agreement expense                                                                  -         (182,914)
                                                                                      ------------     ------------
                                                                                          (657,999)        (652,581)
                                                                                      ------------     ------------
Net loss before extraordinary item                                                      (2,574,079)      (1,799,146)
Extraordinary loss on early extinguishment of debt                                        (194,967)               -
                                                                                      ------------     ------------
Net loss                                                                              $ (2,769,046)    $ (1,799,146)
Series B preferred stock dividend                                                          (17,578)         (40,692)
Series C redeemable preferred stock dividend and accretion                                 (79,873)               -
                                                                                      ------------     ------------
Loss applicable to common shareholders                                                $ (2,866,497)    $ (1,839,838)
                                                                                      ============     ============

Per Share of Common Stock:
Net loss per share before extraordinary item                                                 (0.06)           (0.08)
Extraordinary loss per share on early extinguishment of debt                                 (0.00)               -
                                                                                      ------------     ------------
Net loss per share                                                                    $      (0.06)    $      (0.08)
                                                                                      ============     ============
Series B preferred stock dividend per share                                                  (0.00)           (0.00)
Series C redeemable preferred stock dividend and accretion per share                         (0.00)               -
                                                                                      ------------     ------------
Basic and diluted loss per share of Common Stock                                      $      (0.06)    $      (0.08)
                                                                                      ============     ============
Basic and diluted weighted average shares outstanding                                   51,484,605       22,339,773

                                                                                      ============     ============


 See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
 Unaudited Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
                    For the Three Months ended March 31, 1999

                                 Series C Redeemable  Series B Preferred
                                   Preferred Stock         Stock
                                                                           Common Stock       Additional                 Total
                                                         Outstanding        Outstanding        Paid-In   Accumulated  Shareholders'
                                   Shares    Amount     Shares Amount     Shares     Amount    Capital     Deficit       Equity
                                ---------- ----------  ------- -------  ----------  -------  ----------- ------------ ------------

Balance at December 31, 1998    10,119,614 $  974,995  21,218  $   21   36,504,324  $36,504  $66,856,832 $(40,721,597) $26,171,760

Issuance of Common Stock:
 Series B preferred stock conversions    -          - (20,955)    (21)     915,932      916         (895)           -            -

 Series B preferred stock dividends      -          -       -       -       76,672       77          (77)           -            -

Series C redeemable preferred stock
 dividends and accretion                 -     79,873       -       -            -        -      (79,873)           -      (79,873)
Net loss                                 -          -       -       -            -        -            -  ( 2,769,046)  (2,769,046)
                                ========== ==========  ======= =======  ==========  =======  =========== ============ ============
Balance at March 31, 1999       10,119,614 $1,054,868      263 $    -   37,496,928  $37,497  $66,775,987 $(43,490,643) $23,322,841
                                ========== ==========  ======= =======  ==========  =======  =========== ============ ============



 See accompanying condensed notes to unaudited interim consolidated financial statements


                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1999 and 1998

                                                                   March 31,         March 31,
                                                                     1999              1998
                                                                                     Restated
                                                                ---------------   --------------
Cash flows from operating activities:
 Net loss                                                       $  (2,769,046)    $  (1,799,146)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
      Minority interest                                                52,960             9,297
      Depreciation and amortization                                   443,999           194,134
      Provision (recovery) for losses on accounts receivable            6,500           (28,400)
      Standstill agreement                                                  -           182,914
      Extinguishment of debt                                           94,847                 -
      Amortization of debt discount                                   429,003           310,392
      Amortization of debt issuance costs                              22,913                 -
      Options issued for services                                           -            15,040

      Change in operating assets and liabilities:
        Decrease (increase) in accounts receivable
           and other receivables                                     (289,322)           26,779
        Decrease (increase) in inventory                              (27,825)            4,371
        (Increase) in deposits and prepaids                           (71,350)         (193,839)
        Increase in unearned revenues                                 126,865            90,285
        Increase (decrease) in accounts payable and
           accrued liabilities                                     (1,793,516)           67,474
        Increase in other current liabilities                          23,469           140,924
                                                                ---------------  ---------------
Net cash used in operating activities                              (3,750,503)         (979,775)
                                                                ---------------  ---------------
Cash flows from investing activities:
     Purchase of license options                                      (59,898)          (99,999)
     Purchases of property and equipment                             (544,909)         (293,297)
                                                                ---------------  ---------------
Net cash used in investing activities                                (604,807)         (393,296)
                                                                ---------------  ---------------
Cash flows from financing activities:
     (Increase) in debt issuance costs                             (1,074,583)         (144,852)
     Payments of long-term debt                                    (3,446,199)         (190,784)
     Proceeds from issuance of long-term debt                      13,500,000         1,613,020
                                                               ----------------  ---------------
Net cash provided by financing activities                           8,979,218         1,277,384
                                                               ----------------  ---------------
Net increase (decrease) in cash                                     4,623,908           (95,687)
Cash at beginning of period                                           578,677           959,390
                                                               ----------------  ---------------
Cash at end of period                                          $    5,202,585    $      863,703
                                                               ================  ===============

 See Note 8 for supplemental disclosure on non-cash investing and financing activities
 See accompanying condensed notes to unaudited interim consolidated financial statements

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
     Condensed Notes to Unaudited Interim Consolidated Financial Statements
                                 March 31, 1999


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated interim financial statements of Chadmoore Wireless Group, Inc. and subsidiaries (collectively "Chadmoore" or the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period. Additionally, certain prior period amounts have been reclassified to conform to 1999 presentation, none of which had any effect on net loss or basic and diluted loss per share.

These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 (the "1998 Form 10-KSB"). Operating results for the interim periods are not necessarily indicative of results for an entire year.

DESCRIPTION OF BUSINESS

The Company is one of the largest holders of frequencies in the United States in the 800 megahertz band for commercial specialized mobile radio ("SMR") service. The Company's operating territory covers approximately 55 million people in 180 markets, primarily in secondary and tertiary cities throughout the United
States. Also known as dispatch, one-to-many, or push-to-talk, Chadmoore's commercial SMR service provides reliable, real-time voice communications for companies with mobile workforces that have a need to frequently communicate with their entire fleet or subgroups of their fleet.

CONCENTRATION OF RISK

The Company is party to an equipment purchase agreement with Motorola. For the foreseeable future the Company expects that it will need to rely on Motorola for the manufacturing of the equipment necessary to construct and make its network operational .

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The accounting standards executive committee of the American Institute of Certified Public Accountants has issued Statement of Position 98-5 "Reporting on Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires the costs of start-up activities, as defined, to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company adopted this standard on January 1, 1999 and will expense start up activities as incurred after that date. The adoption of SOP 98-5 did not have a material effect on the Company's financial position or results from operations.

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

(2)  MANAGEMENT PLANS

The Company's auditors' opinion for the year ended December 31, 1998 includes an explanatory paragraph which expresses substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, and has a working capital deficiency of $5,662,276 that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that during 1999 it will require a significant amount of capital for full-scale implementation of its SMR services and ongoing operating expenses. To meet such funding requirements, the Company anticipates additional loans from GATX Capital Corporation ("GATX") or other participants in the GATX facility, but there can be no assurance that the Company will obtain these loans.

The Company believes that it should have adequate resources to continue establishing its SMR business. However, while the Company believes that it has developed adequate contingency plans, the failure to consummate the aforementioned potential financing as currently contemplated could have a material adverse effect on the Company, including the risk of liquidation of assets or bankruptcy. Current contingency plans may include pursuing similar financing arrangements with other institutional investors and lenders, selling additional equity instruments, selling selected channels, and focusing solely on the Company's current 89 markets in which full-scale service has already been implemented. This latter course might entail ceasing further system expansion in existing markets and reducing corporate staff to the minimal level necessary to administer such markets. The Company believes that this strategy would provide sufficient time and resources to raise additional capital or sell selected channels in order to resume its growth. However, there can be no assurances that this or any of the Company's contingency plans would adequately address the aforementioned risks, or that the Company will attain overall profitability once it has achieved its additional financing.

(3) FCC LICENSES AND RIGHTS TO ACQUIRE FCC LICENSES

Intangible assets consist of FCC licenses, which are recorded at cost and are authorized by the Federal Communications Commission ("FCC") and allow the use of certain communications frequencies. FCC licenses have a primary term of five or ten years and are renewable for additional five-year periods for a nominal FCC processing fee. Although there can be no assurance that the existing licenses will be renewed, management expects that the licenses will be renewed as they expire. FCC license and related costs are amortized using the straight-line method over 20 years.

Intangible assets consist of the following:

                                          March 31,          December 31,
                                            1999                 1998
                                         (Unaudited)
                                      ------------------   ------------------

     FCC licenses                          $ 36,859,513         $ 37,669,351
     Rights to acquire licenses               3,991,633            3,985,133
                                      ------------------   ------------------
                                             40,851,146           41,654,484
     Less accumulated amortization
                                               (635,706)            (536,472)
                                      ==================   ==================
                                           $ 40,215,440         $ 41,118,012
                                      ==================   ==================


(4) PROPERTY AND EQUIPMENT

Property and equipment are carried at cost, less accumulated depreciation and amortization. Direct and indirect costs of construction are capitalized. Depreciation is computed using the straight-line method over estimated useful lives beginning in the month an asset is placed in service.

Estimated useful lives of property and equipment are as follows:


              Buildings                                   40 years
              Leasehold improvements                      5 years
              SMR systems and equipment                   10 years
              Furniture and office equipment              5 years

The recorded amount of property and equipment capitalized and the related accumulated depreciation and amortization is as follows:

                                                    March 31,    December 31,
                                                       1999          1998
                                                   (Unaudited)
                                                   -----------  ---------------

    Land                                            $  102,500    $  102,500
    Buildings and improvements                         400,185       395,659
    SMR systems and equipment                       13,497,783    12,862,618
    SMR systems in process                             405,600       554,200
    Furniture and office equipment                     364,706       310,886
                                                    ----------    ----------
                                                    14,770,774    14,225,863
    Less accumulated depreciation and amortization  (1,888,877    (1,544,110)
                                                    ----------    ----------
                                                   $12,881,897   $12,681,753


(5) LONG-TERM DEBT

In September 1997, the holder of a convertible debenture entered into an agreement with the Company to restructure the convertible debenture (the "Debenture Restructuring Agreement") (see 1998 Form 10-KSB). The Debenture Restructuring Agreement required the holder to exchange the convertible debenture (including rights to all accrued interest and penalties) for a new debenture (the "New Debenture") with a maturity date of August 31, 1998, in the principal amount of $1,627,500, payable in ten monthly payments of $162,750. These payments were payable in cash or stock at the market price when due (at the Company's option). Interest, in the liquidated amount of $425,000, was payable, by the Company, at the Company's option, in cash or stock at the then current market price on the due date and was payable in September 1998. As of March 31, 1999, the Company received a notice of default under the New
Debenture, but had not made any payments torwards the New Debenture. On April 12, 1999, the Company made a payment to the New Debenture holder of 1,871,096 shares of the Company's restricted Common Stock, which represented $916,837 toward the principal and interest of the New Debenture.

On March 2, 1999, pursuant to a senior secured loan agreement ("GATX Facility"), the Company borrowed $13.5 million from GATX. Pursuant to the GATX Facility, GATX, at its sole discretion, has the option to make available up to $13.5 million in additional funds, within 120 days.

Loans will be made at an interest rate fixed at the time of the funding based on five-year US Treasury notes plus 5.5% and payable over five-years following a one year interest only period. Warrants to purchase up to 1,822,500 shares of the Company's Common Stock at an exercise price of $0.39 per share were also issued to the Lender. The loan is secured by substantially all the assets of the Company; provided, however, that if the full $27 million is not made available within 120 days of funding, certain assets will be released from security and the number of the warrants will be reduced proportionately.

In conjunction with the GATX Facility the Company has prepaid and terminated the Motorola loan facility and the MarCap facility. All security interests related to the Motorola Loan Facility and the MarCap Facility were concurrently released. The Company paid $94,847 for debt issuance costs and $100,120 of prepayment penalties related to these loans. These are reflected as an extraordinary item in the accompanying unaudited consolidated financial statements at March 31, 1999.

In addition, the Company incurred debt issuance costs related to the GATX Facility totaling $1,074,583. These costs will be amortized using the effective interest method, or a method that approximates the effective interest method, over the life of the loan.

As of March 31, 1999, the Company was not in compliance with the debt covenant related to current ratio for the GATX Facility. However, the necessary debt waiver was obtained, and the Company has classified the appropriate portion (maturing after one year) as long-term debt.

(6) EQUITY TRANSACTIONS

PREFERRED STOCK CONVERSIONS

On December 23, 1997, the Company completed a private placement of Series B Convertible Preferred Stock (the "Series B Preferred"). During the three months ended March 31, 1999 the holders of the Series B Preferred converted 20,955 shares of Series B Preferred into 915,932 shares of Common Stock. Dividends on such shares of Series B Preferred were $17,578, which was paid with 76,672 shares of Common Stock.

(7)  MANDITORILY REDEEMABLE PREFERRED STOCK

On May 4, 1998, the Company issued 10,119,614 shares of 4% cumulative Series C Preferred Stock, which is mandatorily redeemable by written notice to the Company on the earlier of (i) May 1, 2003 or (ii) the occurrence of the listing of the Company's Common Stock on a National Securities Exchange or an equity financing by the Company that results in gross proceeds in excess of $2 million ("Redeemable Preferred"). The Redeemable Preferred has a redemption price equal to $.3953 and is entitled to cumulative annual dividends equal to 4% payable semi-annually. Dividends on the Redeemable Preferred accrue from the issue date, without interest, whether or not dividends have been declared. Unpaid dividends, whether or not declared, compound annually at the dividend rate from the dividend payment date on which such dividend was payable. As long as any shares of Redeemable Preferred are outstanding, no dividend or distribution, whether in cash, stock or other property, may be paid, declared or set apart for payment for any junior securities.

The difference between the relative fair value of the Redeemable Preferred at the issue date and the mandatory redemption amount is being accreted by charges to additional paid-in-capital, using the effective interest method through April 30, 2003. At the redemption date, the carrying amount of such shares will equal the mandatory redemption amount plus accumulated dividends unless the shares are exchanged prior to the redemption date. Since the Company had no retained earnings such amount is charged to additional paid-in capital.

(8)       NON-CASH EVENTS

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 1999, the Company had the following non-cash investing and financing activities. Conversion of 20,955 shares of Series B Preferred into 915,932 shares of Common Stock. Issuance of 76,672 shares of common stock for Series B Preferred dividends.

During the three months March 31, 1998 the Company had the following non-cash investing and financing activities. The issuance of 108,500 shares of Common Stock to employees for compensation. The issuance of $1,548,555 of notes payable, net of discount, to exercise certain license options. Conversion of 79,519 shares of Series B Preferred into 1,803,052 shares of Common Stock. Issuance of 22,095 shares of Common Stock for Series B Preferred dividends. Issuance of 11,400 shares of Common Stock for $32,890 of Common Stock previously subscribed. Issuance of 800,000 shares of Common Stock with a value of $352,000, for exercise of certain license options.

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR TAXES AND INTEREST

During the three months ended March 31, 1999 and 1998 the Company paid no cash for taxes. During the three months ended March 31, 1999 and 1998 the Company paid cash of $55,973 and $27,578, respectively for interest.

(9) RELATED PARTY TRANSACTIONS

During the three months ended March 31, 1999 and 1998 the Company paid $878,573 and $122,903, respectively to Private Equity Partners ("PEP"), for professional services associated with equity and debt financings. Mark F. Sullivan, a Director of the Company, is an owner and managing partner of PEP.

The Company and Recovery Equity Investors II L.P. ("Recovery") entered into an advisory agreement commencing on May 1, 1998 and ending on the fifth anniversary. The advisory agreement stipulates the Recovery shall devote such time and effort to the performance of providing consulting and management advisory services for the Company as deemed necessary by Recovery. In consideration of the consultant's provision of the services to the Company, the Company is obligated to pay Recovery an annual fee of $312,500 beginning on the first anniversary which shall be paid in advance, in equal monthly installments, reduced by the Redeemable Preferred dividends paid in the preceding twelve months. Jeffrey A. Lipkin and Joseph J. Finn-Egan, managing partners for Recovery, are Directors of the Company.

(10)     COMMITMENTS AND CONTINGENCIES

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

In response, on November 9, 1998, Chadmoore filed a Petition for Reconsideration at the FCC seeking reversal of the action announced in the Commercial Wireless Division's Public Notice, and the Company has asked that relief be reinstated for its affected licenses. Additionally, on February 1, 1999, the Company in conjunction with other affected parties filed a Petition with the United States Court of Appeals for the District of Columbia Circuit seeking reversal of the FCC's decision and a remand of the decision to the FCC with specific instructions from the court to reinstate the licenses for which relief had been denied. Oral argument before the Court was held on May 4, 1999. Other similarly situated licensees also have filed petitions for relief. No specific timetable is available in order to assist the Company's Management to predict with any reasonable degree of accuracy when final action on these proceedings will be forthcoming. However, as argument on the case was heard by the Court on May 4, 1999 Management expects that the Court's opinion will be forthcoming no later than the third quarter 1999. The Company does not believe it to be probable that it will not be provided relief on the licenses potentially subject to the Goodman Chan Proceedings. However there can be no assurance that relief will be granted. Approximately 650 of those licenses purchased by or under Option and Management Agreements with the Company are among those which the FCC now states will not be afforded relief pursuant to the Commercial Wireless Division's October 9, 1998 Public Notice. Thus, it is possible that the Company's owned and/or managed licenses which are encompassed within the denial of relief pursuant to the October 9, 1998 Public Notice, could be permanently canceled by the FCC for failure to comply with its construction requirements. If these licenses are in fact cancelled by the FCC, it would result in the loss of licenses with a book value of approximately $6,200,000 and the loss of certain subscribers to the Company's services, which while not considered probable, could result in a material adverse effect on the Company's financial condition, results of operations and liquidity and could result in possible fines and/or forfeitures levied by the FCC. The Company has prepared these estimates based on the best information available at the time of this filing. Once again, there has been no list published by the FCC in this matter which the Company feels it may rely upon. Therefore, the Company has commenced the above-described litigation to clarify this matter. Based on the preceding, no provision has been made in the accompanying unaudited consolidated financial statements.

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

PURCHASE COMMITMENT

In October 1996, the Company signed a purchase agreement with Motorola to purchase approximately $10 million of Motorola radio communications equipment, including Motorola Smartnet II trunked radio systems. Such purchase agreement required that the equipment be purchased within 30 months of its effective date. On March 10, 1998, the effective period of the Motorola purchase agreement was extended from 30 months to 42 months. As of March 31, 1999, the Company had purchased approximately $5.0 million toward this purchase commitment.



(11)     SUBSEQUENT EVENTS

On April 12, 1999 the Company issued, to the New Debenture holder, 1,871,096 shares of the Company's restricted Common Stock representing a payment of $916,837 toward the principal and interest of the New Debenture (see Footnote
5).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following is a discussion of the consolidated financial condition and results of operations of Chadmoore Wireless Group, Inc., together with its subsidiaries (collectively "Chadmoore" or the "Company"), for the three months ended March 31, 1999. This discussion should be read in conjunction with the Company's Annual report on Form 10-KSB for the year ended December 31, 1998 (the "1998 Form 10-KSB").

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation, fluctuations in demand, loss of subscribers, the quality and price of similar or comparable wireless communications services, well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to complete intended market roll-out, access to sources of capital, adverse results in pending or threatened litigation, consequences of actions by the FCC, and general economics. See the Company's 1998 Form 10-KSB.

RESULTS OF OPERATIONS

Total revenues for the three months ended March 31, 1999 increased $746,221 or 144.6% to $1,262,313 from $516,092 for the three months ended March 31, 1998 reflecting increases of $656,771 and $89,450, or 176.8% and 61.9%, in service revenue and equipment sales and maintenance revenue, respectively. Consistent with the Company's plan of operation to focus on recurring revenues by selling its commercial SMR service through independent dealers, the proportion of total revenues generated by service revenue increased to 81.5% for the three months ended March 31, 1999 from 72.0% for the three months ended March 31, 1998. In such business model, the local dealer rather than the Company sells, installs, and services the radio equipment and records the revenues and costs associated therewith and the Company receives only the recurring revenue associated with the sale of airtime. (service revenue). The Company anticipates that the proportion of total revenues from service revenue will continue to increase slightly in future periods as existing markets mature and as additional markets are rolled out utilizing indirect distribution through local dealers.

The 176.8% increase in service revenue, from $371,578 for the three months ended March 31, 1998 to $1,028,349 for the three months ended March 31, 1999, was driven by an increase of, approximately 20,350, in the number of subscribers utilizing the Company's SMR systems. An increase of 180.8%, from approximately 11,250 at March 31, 1998 to approximately 31,600 at March 31, 1999. The increase in subscribers was primarily due to full-scale implementation of service by the Company in 57 new markets during such period as well as continued growth in existing markets. Average pricing per subscriber unit remained comparable during both periods.

The increase in equipment sales and maintenance revenue of $89,450 or 61.9%, from $144,514 for the three months ended March 31, 1998 to $233,964 for the three months ended March 31, 1999, was attributable to the increased availability of capital in the first quarter of 1999 as compared to the same period in 1998. The Company anticipates that equipment sales and maintenance revenue will remain relatively constant and account for a slightly declining share of total revenues in the future.

Cost of service revenue increased by $200,420, or 241.3%, from $83,075 for the three months ended March 31, 1998 to $283,495 for the three months ended March 31, 1999. This increase was primarily due to SMR system site expenses associated with additional markets being placed in service. Gross margin on service revenue decreased from 77.6% for the three months ended March 31, 1998 to 72.4% for the three months ended March 31, 1999. This is attributed to an increased number of markets that have not reached the maturity stage (generally six to eight months). In general, service revenue has a lower cost of sales associated with it and therefore a higher gross margin percentage than equipment sales and maintenance revenue.

Cost of equipment sales and maintenance revenue increased by $36,938, or 37.0%, from $99,798 for the three months ended March 31, 1998 to $136,736 for the three months ended March 31, 1999. This increase is due to the increase in equipment sales and maintenance revenue from the related periods. Gross margin on equipment sales and maintenance revenue increased to 41.6% for the three months ended March 31, 1999 from 30.9% for the three months ended March 31, 1998. This is attributable to additional sales being derived from higher margin used equipment.

General and administrative expenses increased by $1,028,513, or 80.0%, from $1,285,650 for the three months ended March 31, 1998 to $2,314,163 for the three months ended March 31, 1999. Salaries, wages, and benefits expense (a component of general and administrative expenses) increased by $445,579 or 98.3%, from $453,250 for the three months ended March 31, 1998 to $898,829 for the three months March 31, 1999. This increase is primarily due to personnel additions, largely in operational areas, made in connection with the Company starting to transition from aggregating SMR spectrum to constructing, marketing, and rolling out commercial SMR service. Relative to total revenues, salaries, wages, and benefits expense was 71.2% for the three months ended March 31, 1999 compared with 88.3% for the three months ended March 31, 1998. Remaining general and administrative expense increased 70.0% or $582,934, from $832,400 for the three months ended March 31, 1998 to $1,415,334 for the three months ended March 31, 1999. The increase in the remaining general and administrative expense was primarily due to increases of approximately $170,000 in advertising and marketing, $99,000 in expense associated with non-commercial markets, $60,000 in travel associated with potential acquisitions and securing of additional funding, $80,000 in legal associated with increased litigation, and $111,000 in compensation paid to dealers and partners in the Company's indirect distribution channels.

Depreciation and amortization expense increased $249,865 or 128.7%, from $194,134 for the three months ended March 31, 1998 to $443,999 for the three months ended March 31, 1999, reflecting larger amounts of licenses and infrastructure placed in service associated with construction and implementation of new commercial sites.

Due to the foregoing, total operating expenses increased $1,515,736 or 91.2%, from $1,662,657 for the three months ended March 31, 1998 to $3,178,393 for the three months ended March 31, 1999, and the Company's loss from operations increased by $769,515 or 67.1%, from $1,146,565 to $1,916,080, for such respective periods.

Interest expense, net of interest income, increased $144,669, or 31.4%, from $460,370 for the three months ended March 31, 1998 to $605,039 for the three months ended March 31, 1999, due to higher debt balances associated with notes payable issued to exercise license options and new loan facilities.

Based on the foregoing, the Company's net loss before extraordinary item increased $774,933 or 43.1%, from $1,799,146 for the three months ended March 31, 1998 to $2,574,079 for the three months ended March 31, 1999.

During the three months ended March 31, 1999 the Company had an extraordinary loss of $194,967 and there was no such charge in the same period last year. This charge was due to the write off of debt issuance costs and prepayment penalties associated with the prepayment and termination of the MarCap and Motorola facilities.

The Company's net loss increased $969,900 or 53.9%, from $1,799,146 for the three months ended March 31, 1998 to $2,769,046 for the three months ended March 31, 1999. This increase was primarily the result of an increase of $769,515 in loss from operations and an extraordinary loss on extinguishment of debt issuance costs of $194,967.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have been and will continue to be significant. The Company believes that during the next twelve months it will require substantial additional funding. Approximately $13.5 million was funded in March of 1999, and additional amounts will be required for full-scale implementation of its SMR services and ongoing operating expenses. To meet such funding requirements the Company is in the process of obtaining additional funding including the possible funding of an additional $13.5 million under the GATX Facility (as defined below), a vendor financing arrangement consummated with HSI GeoTrans, Inc. ("GeoTrans") and possible other vendor financing arrangements currently being evaluated but not yet consummated. There can be no assurances that the Company will be able to successfully obtain the additional financings currently contemplated, or will be otherwise able to obtain sufficient financing to consummate the Company's business plan.

The Company's auditors' opinion for the year ended December 31, 1998 includes an explanatory paragraph which expresses substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Item 1, Footnote 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Item 1, Footnote 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the three months ended March 31, 1999 and 1998, the Company used net cash in operating activities of $3,750,503 and $979,775, respectively. The major non-operations use of cash for the three months ended March 31, 1999 and 1998 was the acquisition of communications assets. The major non-operations source of cash for the three months ended March 31, 1999 and 1998 was proceeds from the issuance of long-term debt.

On March 2, 1999, pursuant to a Senior Secured Loan Agreement ("GATX Facility"), among the Company and GATX Capital Corporation ("GATX"), Chadmoore borrowed $13.5 million from GATX. Pursuant to the agreement, within 120 days of the funding, GATX, at its sole discretion, has the option to make available up to $13.5 million in additional funds. Loans under the GATX facility will be made at an interest rate fixed at the time of the funding based on five-year U.S. Treasury notes plus 5.5%, with a five-year amortization schedule following an interest-only period. In connection with the GATX Facility warrants to purchase up to 1,822,500 shares of the Company's Common Stock at an exercise price of $0.39 per share were issued. The loan is secured by substantially all the assets of the Company; provided, however, that if the additional $13.5 million is not made available within 120 days of March 2, 1999, certain assets including channels, equipment and the customer base will be released from security and the number of warrants will be reduced proportionately. If certain assets are released, the Company may sell channels deemed to be non-strategic to its business plan, or use the collateral to secure other financing. In conjunction with the GATX Facility the Company has paid and terminated the Motorola Loan Facility and the MarCap Facility. Motorola and MarCap concurrently released all security interests related to the Motorola Loan Facility and the MarCap Facility (see Item 1 Footnote 5).

The Company anticipates, based on its current plans and assumptions relating to its growth and operations, that the proceeds from the completed financings and planned revenues will not be sufficient to satisfy the Company's contemplated cash requirements for the next 12 months and that the Company will be required to raise additional funds. In addition, in the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, delays, problems, or otherwise), the Company may be required to seek additional funding sooner than anticipated. The Company believes it has developed adequate contingency plans, however, the failure to consummate the aforementioned potential financing with GATX as currently contemplated, or at all, could have a material adverse effect on the Company, including the risk of liquidation of assets or bankruptcy. Such contingency plans include pursuing similar financing arrangements with other institutional investors and lenders, selling selected channels, and focusing solely on the 89 markets in which full-scale service has already been implemented. This latter course might entail ceasing further system expansion in such markets (which in the aggregate are generating positive cash flow) and reducing corporate staff to the minimal level necessary to administer such markets. The Company believes that this strategy could provide sufficient time and resources to raise additional capital or sell selected channels in order to resume its growth. However, there can be no assurances that this or any of the Company's contingency plans would adequately address the aforementioned risks, or that the Company will attain overall profitability.

YEAR 2000 ISSUES

The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results.

The Company has addressed its state of readiness for Year 2000 and Management believes that the Company will be compliant by the end of 1999. The Company is currently evaluating, and upgrading its internal hardware and software that enables the Company to load subscribers, capture call records, generate customer bills and facilitate internal communications. All internal hardware and software is expected to be fully tested by the end of the third quarter of 1999. The Company has contacted the necessary hardware and software vendors about its plan, and Management believes that all the necessary Year 2000 compliant hardware and software is currently available and can be implemented quickly. At the current time Management estimates the cost of internal evaluation and upgrades not to exceed $100,000.

The Company's current accounting software is not Year 2000 compliant, however the Company has purchased a Year 2000 compliant version and expects to be fully compliant by the end of the second quarter of 1999. The Company primarily uses Microsoft products for internal data storage and communications. The Company has contacted Microsoft and has been assured that these products are Year 2000 compliant. In addition, the Company relies on third party switching systems to monitor its systems usage. These systems are primarily manufactured by Motorola. The company has contacted Motorola and has been assured that the Motorola switching systems are Year 2000 compliant.

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

ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 1999 all the Company's long term debt bears fixed interest rates, however, the fair market value of this debt is sensitive to changes in prevailing interest rates. The Company runs the risk that market rates will decline and the required payments will exceed those based on the current market rate. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Goodman/Chan Waiver.
--------------------
Nationwide Digital Data Corp. and Metropolitan Communications Corp. among others (collectively, "NDD/Metropolitan"), traded in the selling of SMR application preparation and filing services to the general public. Most of the purchasers in these activities had little or no experience in the wireless communications industry. Based on evidence that NDD/Metropolitan had been unable to fulfill their construction and operation obligations to over 4,000 applicants who had received FCC licenses through NDD/Metropolitan, the Federal Trade Commission ("FTC") filed suit against NDD/Metropolitan in January, 1993, in the Federal District Court for the Southern District of New York ("District Court"). The District Court appointed Daniel R. Goodman (the "Receiver") to preserve the assets of NDD/Metropolitan. In the course of the Receiver's duties, he together with a licensee, Dr. Robert Chan, who had received several FCC licenses through NDD/Metropolitan's services, filed a request to extend the construction period for each of 4,000 SMR stations. At that time, licensees of most of the stations included in the waiver request ("Receivership Stations") were subject to an eight-month construction period. On May 24, 1995, the FCC granted the request for extension. The FCC reasoned that the Receivership Stations were subject to regulation as commercial mobile radio services stations, but had not been granted the extended construction period to be awarded to all CMRS licensees. Thus, in an effort to be consistent in its treatment of similarly situated licensees, the FCC granted an additional four months in which to construct and place the Receivership Stations in operation (the "Goodman/Chan Waiver"). The Goodman/Chan Waiver became effective upon publication in the Federal Register on August 27, 1998. Moreover, the FCC released a list on October 9, 1998 which purported to clarify the status of relief eligibility for licenses subject to the August 27, 1998 decision. Subsequently the FCC also released a purported final list of the Receivership Stations.

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

In response, on November 9, 1998, Chadmoore filed a Petition for Reconsideration at the FCC seeking reversal of the action announced in the Commercial Wireless Division's Public Notice, and the Company has asked that relief be reinstated for its affected licenses. Additionally, on February 1, 1999, the Company in conjunction with other affected parties filed a Petition with the United States Court of Appeals for the District of Columbia Circuit seeking reversal of the FCC's decision and a remand of the decision to the FCC with specific instructions from the court to reinstate the licenses for which relief had been denied. Oral argument before the Court was held on May 4, 1999. Other similarly situated licensees also have filed petitions for relief. No specific timetable is available in order to assist the Company's Management to predict with any reasonable degree of accuracy when final action on these proceedings will be forthcoming. However, as argument on the case was heard by the Court on May 4, 1999 Management expects that the Court's opinion will be forthcoming no later than the third quarter 1999. The Company does not believe it to be probable that it will not be provided relief on the licenses potentially subject to the Goodman Chan Proceedings. However there can be no assurance that relief will be granted. Approximately 650 of those licenses purchased by or under Option and Management Agreements with the Company are among those which the FCC now states will not be afforded relief pursuant to the Commercial Wireless Division's October 9, 1998 Public Notice. Thus, it is possible that the Company's owned and/or managed licenses which are encompassed within the denial of relief pursuant to the October 9, 1998 Public Notice, could be permanently canceled by the FCC for failure to comply with its construction requirements. If these licenses are in fact cancelled by the FCC, it would result in the loss of licenses with a book value of approximately $6,200,000 and the loss of certain subscribers to the Company's services, which while not considered probable, could result in a material adverse effect on the Company's financial condition, results of operations and liquidity and could result in possible fines and/or forfeitures levied by the FCC. The Company has prepared these estimates based on the best information available at the time of this filing. Once again, there has been no list published by the FCC in this matter which the Company feels it may rely upon. Therefore, the Company has commenced the above-described litigation to clarify this matter. Based on the preceding, no provision has been made in the accompanying unaudited consolidated financial statements.

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

Airnet,  Inc. v. Chadmoore  Wireless Group, Inc. Case No. 768473,  Orange County
--------------------------------------------------------------------------------
Superior Court
--------------
On April 3, 1997, Airnet, Inc. ("Airnet") served a summons and complaint on the Company, alleging claims related to a proposed merger between Airnet and the Company that never materialized. In particular, Airnet has alleged that a certain "letter of intent" obligated the parties to complete the proposed merger. The Company denied this allegation.

On February 2, 1998, the Company filed a Cross-Complaint  against Airnet as well
as  three  other  named  cross-defendants   related  to  Airnet:  Uninet,  Inc.,
("Uninet") Anthony Schatzlein ("Schatzlein") and Dennis Houston ("Houston").

A non-binding mediation was conducted before a retired superior court judge on August 21, 1998, and a confidential settlement was reached. The parties have since executed a written Settlement Agreement settling all claims and cross claims. Pursuant to the terms of the settlement, the Company will issue 525,000 shares of its Common Stock and the parties will execute mutual general releases.

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


   EXHIBIT
   NUMBER                    DESCRIPTION

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

10.15 Certificate of Designation of Rights and Preferences of Convertible Preferred Stock Series B of the Registrant. (Incorporated by reference to Exhibit 4.5 to the Registrant's Form 8-K, under Item 9, date of earliest event reported December 23, 1997)

10.16 Form of Stock Purchase Warrant issued in connection with the Series B 8% Convertible Preferred Stock Offshore Subscription Agreement dated on or about December 10, 1997 (Incorporated by reference to Exhibit 4.6 to the Registrant's Form 8-K, under Item 9, date of earliest event reported December 23, 1997)

10.17 Form of Series B 8% Convertible Preferred Stock Offshore Subscription Agreement dated on or about December 10, 1997 (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 8-K, under Item 9, date of earliest event reported - December 23, 1997)

10.18 Form of Amendment No. 1 to Offshore Subscription Agreement for Series B 8% Convertible Preferred Stock dated on or about February 17, 1998 (Incorporated by reference to Exhibit 10.16 to the Registrant's Form 8-K, under Item 9, date of earliest event reported - February 17, 1998)

10.19 Employment Agreement between the Registrant and Robert Moore effective as of January 1, 1997 (Incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-KSB for the year ended December 31, 1997)*

10.20 Employment Agreement between the Registrant and Rick Rhodes effective as of December 10, 1998 (Incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-KSB for the year ended December 31, 1998)*

10.21 Investment Agreement dated May 1, 1998, between the Registrant and REI (Incorporated by reference to Exhibit 10.1 of the REI Form 8-K)
         (Incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-KSB for the year ended December 31, 1998)

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

10.32 Warrant to Purchase 1,822,500 Shares of Common Stock, dated March 2, 1999, issued to GATX (Incorporated by reference to Exhibit 10.6 of the GATX Form 8-K)

10.33 Aggreement dated November 11, 1998, engaging Private Equity Partners LLC as financial advisors. (Incorporated by reference to Exhibit 10.33 to the Registrant's Form 10-KSB for the year ended December 31, 1998)

10.34 Agreement dated March 7, 1999, engaging Private Equity Partners LLC as financial advisors. (Incorporated by reference to Exhibit 10.34 to the Registrant's Form 10-KSB for the year ended December 31, 1998)

11.1     Calculation of Weighted Average Shares Outstanding

23.1 Consent of KPMG, LLP (Incorporated by reference to Exhibit 23.1 to the Registrant's Form 10-KSB for the year ended December 31, 1998)

27.1     Financial Data Schedules, 1999

27.2     Financial Data Schedules, 1998

*  Indicates a management contract or compensatory plan or arrangement.

(b)         Current Reports on Form 8-K

(b)(1) Current report on Form 8-K on March 3, 1999 reporting change in Registrant's independent accountants.

(b)(2) Current report on Form 8-K on March 10, 1999 reporting change in Registrant's independent accountants.

(b)(3) Current report on Form 8-K/A on March 16, 1999 reporting senior secured loan agreement between the Registrant and GATX Capital Corporation.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Chadmoore Wireless Group, Inc.

                            By: /s/ Richard C. Leto
                               ----------------------
                               Richard C. Leto
                               Chief Financial and Accounting Officer


                            By: /s/ Robert W. Moore
                               ----------------------
                               Robert W. Moore
                               President and Chief Executive Officer


                             By: /s/ Rick D. Rhodes
                               ----------------------
                               Rick D. Rhodes
                               Chief Regulatory Officer


                             Date: May 17, 1999

EXHIBITS AND CURRENT REPORTS ON FORM 8-K


   EXHIBIT
   NUMBER                    DESCRIPTION

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

10.15 Certificate of Designation of Rights and Preferences of Convertible Preferred Stock Series B of the Registrant. (Incorporated by reference to Exhibit 4.5 to the Registrant's Form 8-K, under Item 9, date of earliest event reported December 23, 1997)

10.16 Form of Stock Purchase Warrant issued in connection with the Series B 8% Convertible Preferred Stock Offshore Subscription Agreement dated on or about December 10, 1997 (Incorporated by reference to Exhibit 4.6 to the Registrant's Form 8-K, under Item 9, date of earliest event reported December 23, 1997)

10.17 Form of Series B 8% Convertible Preferred Stock Offshore Subscription Agreement dated on or about December 10, 1997 (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 8-K, under Item 9, date of earliest event reported - December 23, 1997)

10.18 Form of Amendment No. 1 to Offshore Subscription Agreement for Series B 8% Convertible Preferred Stock dated on or about February 17, 1998 (Incorporated by reference to Exhibit 10.16 to the Registrant's Form 8-K, under Item 9, date of earliest event reported - February 17, 1998)

10.19 Employment Agreement between the Registrant and Robert Moore effective as of January 1, 1997 (Incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-KSB for the year ended December 31, 1997)*

10.20 Employment Agreement between the Registrant and Rick Rhodes effective as of December 10, 1998 (Incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-KSB for the year ended December 31, 1998)*

10.21 Investment Agreement dated May 1, 1998, between the Registrant and REI (Incorporated by reference to Exhibit 10.1 of the REI Form 8-K)
         (Incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-KSB for the year ended December 31, 1998)

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

10.32 Warrant to Purchase 1,822,500 Shares of Common Stock, dated March 2, 1999, issued to GATX (Incorporated by reference to Exhibit 10.6 of the GATX Form 8-K)

10.33 Aggreement dated November 11, 1998, engaging Private Equity Partners LLC as financial advisors. (Incorporated by reference to Exhibit 10.33 to the Registrant's Form 10-KSB for the year ended December 31, 1998)

10.34 Agreement dated March 7, 1999, engaging Private Equity Partners LLC as financial advisors. (Incorporated by reference to Exhibit 10.34 to the Registrant's Form 10-KSB for the year ended December 31, 1998)

11.1     Calculation of Weighted Average Shares Outstanding

23.1 Consent of KPMG, LLP (Incorporated by reference to Exhibit 23.1 to the Registrant's Form 10-KSB for the year ended December 31, 1998)

27.1     Financial Data Schedules, 1999

27.2     Financial Data Schedules, 1998

*  Indicates a management contract or compensatory plan or arrangement.