Form 10QSB
period 1999-06-30
CHADMOORE WIRELESS GROUP INC
filed 1999-08-13
CIK 815755

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


AS OF AUGUST 7, 1999 ISSUER HAD 39,893,024 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [  ] No [X]


                                      INDEX
PART I - FINANCIAL INFORMATION                                                                        PAGE

ITEM 1.  INTERIM FINANCIAL STATEMENTS - Unaudited

         Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998                          3

         Consolidated Statements of Operations for the six months ended June 30, 1999 and 1998          4

         Consolidated Statements of Operations for the three months ended June 30, 1999 and 1998        5

         Consolidated Statement of Redeemable Preferred Stock and Shareholders' Equity for the
                                          six months ended June 30, 1999                                6

         Consolidated Statements of Cash Flows for six months ended June 30, 1999 and 1998              7

         Condensed Notes to Interim Consolidated Financial Statements                                  9-16

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS           17-22

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                            23-25

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                      26

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                                26

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS                                          26

ITEM 5.  OTHER INFORMATION                                                                              26

ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K                                                     27-31

SIGNATURES                                                                                              32



                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 1999 and December 31, 1998
                                                                                            June 30,       December 31,
                                                                                              1999             1998
                                                                                           (Unaudited)
                                                                                          -------------    -------------

                                                            ASSETS
Current assets:
      Cash                                                                                $  1,227,075     $    578,677
      Accounts receivable, less allowance for doubtful accounts of $42,201 and $13,000         921,944          582,817
      Other receivables, less allowance for doubtful accounts of $133,639 and $133,639         121,001          136,288
      Inventory                                                                                228,606          169,520
      Deposits and prepaids                                                                    217,642          134,228
                                                                                          -------------    -------------
                Total current                                                                2,716,268        1,601,530

Property and equipment, net                                                                 14,457,714       12,681,753
Intangible assets, net                                                                      40,157,352       41,118,012
Other non-current assets, net                                                                1,031,214          119,166

                                                                                          -------------    -------------

                Total assets                                                              $ 58,362,548     $  55,520,461
                                                                                          =============    ==============


                                                LIABILITIES, REDEEMABLE PREFERRED STOCK
                                                      AND SHAREHOLDERS' EQUITY

Current
liabilities:
      Current maturities of long-term debt                                                $  5,677,183     $  8,255,174
      Accounts payable and accrued liabilities                                               5,450,410        6,807,158
      License  option  commission  payable - current                                         1,362,021        3,412,000
      Unearned revenue                                                                         780,400          506,056
      Other current liabilities                                                                711,040          707,039
                                                                                          -------------    -------------

                Total current liabilities                                                   13,981,054       19,687,427
Long-term debt                                                                              19,489,406        8,152,589
License option commission payable - non-current                                              1,186,743                -
                                                                                          -------------    -------------
                Total liabilities                                                           34,657,203       27,840,016

Minority interests                                                                             611,836          533,690

Commitments and contingencies Redeemable preferred stock:
      Series C, 4% cumulative, 10,119,614 shares issued and outstanding                      1,224,244          974,995
Shareholders' equity:
      Preferred stock, $.001 par value, authorized 40,000,000 shares:
        Series  B  219,000  shares  issued  and  263  and  21,218  shares                            -               21
      Common stock, $.001 par value, authorized 100,000,000 shares,
        39,368,024 and 36,504,324 shares issued and outstanding                                 39,368           36,504
      Additional paid-in capital                                                            68,129,927       66,856,832
      Accumulated deficit                                                                  (46,300,030)     (40,721,597)
                                                                                          -------------    -------------

                Total shareholders' equity                                                  21,869,265       26,171,760
                                                                                          -------------    -------------

                Total liabilities, minority interests, redeemable preferred

                  stock and shareholders' equity                                          $ 58,362,548     $ 55,520,461
                                                                                          =============    =============

See accompanying condensed notes to unaudited interim consolidated financial statements

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                 For the six months ended June 30, 1999 and 1998


                                                                             June 30,           June 30,
                                                                               1999               1998
                                                                                                Restated
                                                                          -------------      -------------
Revenues:
        Service revenue                                                   $  2,250,032     $      869,359
        Equipment sales and maintenance                                        535,109            378,263
                                                                          -------------      -------------
                                                                             2,785,141          1,247,622
                                                                          -------------      -------------

Operating expenses:
        Cost of service revenue                                                613,484            187,869
        Cost of equipment sales and maintenance                                321,642            213,841
        General and administrative                                           4,765,950          3,048,300
        Depreciation and amortization                                          940,190            473,372
                                                                          -------------      -------------
                                                                             6,641,266          3,923,382
                                                                          -------------      -------------
Loss from operations                                                        (3,856,125)        (2,675,760)
                                                                          -------------      -------------

Other (expense):
        Minority interest in earnings                                         (118,784)           (34,597)
        Interest expense, net                                               (1,408,557)          (813,185)
        Standstill agreement expense                                                 -           (182,914)
                                                                          -------------      -------------

                                                                            (1,527,341)        (1,030,696)
                                                                          -------------      -------------
Net loss before extraordinary item
                                                                            (5,383,466)        (3,706,456)
Extraordinary loss on early extinguishment of debt
                                                                              (194,967)                 -
                                                                          -------------      -------------
Net loss                                                                  $ (5,578,433)      $ (3,706,456)
Series B preferred stock dividend
                                                                               (17,578)           (56,486)
Series C redeemable preferred stock dividend and accretion
                                                                              (249,249)           (68,929)
                                                                          -------------      -------------
Loss applicable to common shareholders                                    $ (5,845,260)      $ (3,831,871)
                                                                          =============      =============

Per share of Common Stock:
Net loss per share before extraordinary item                                     (0.11)             (0.12)
Extraordinary loss per share on early extinguishment
        of debt                                                                  (0.00)                 -
                                                                          -------------      -------------
Net loss per share                                                        $      (0.11)      $      (0.12)
                                                                          =============      =============
Series B preferred stock dividend per share                                      (0.00)             (0.00)
Series C redeemable  preferred  stock  dividend and accretion per share          (0.00)             (0.00)
                                                                          -------------      -------------
Basic and diluted loss per share of Common Stock                          $      (0.11)      $      (0.12)
                                                                          =============      =============
Basic and diluted weighted average shares outstanding                       52,798,790         32,165,900
                                                                          =============      =============


See accompanying condensed notes to unaudited interim consolidated financial statements

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                      Unaudited Consolidated Statements of
                      Operations For the three months ended
                             June 30, 1999 and 1998


                                                                             June 30,           June 30,
                                                                               1999               1998
                                                                                                Restated
                                                                          -------------      -------------
Revenues:
        Service revenue                                                   $  1,221,681       $    497,721
        Equipment sales and maintenance
                                                                               301,146            233,749
                                                                          -------------      -------------
                                                                             1,522,827            731,470
                                                                          -------------      -------------

Operating expenses:
        Cost of service revenue                                                329,988            104,734
        Cost of equipment sales and maintenance                                184,905            114,043
        General and administrative                                           2,451,792          1,762,650
        Depreciation and amortization                                          496,191            279,238
                                                                          -------------      -------------
                                                                             3,462,876          2,260,665
                                                                          -------------      -------------
Loss from operations                                                        (1,940,049)        (1,529,195)
                                                                          -------------      -------------

Other (expense):
        Minority interest in earnings                                          (65,824)           (25,300)
        Interest expense, net                                                 (803,514)          (352,815)
                                                                          -------------      -------------
                                                                              (869,338)          (378,115)
                                                                          -------------      -------------
Net loss                                                                    (2,809,387)        (1,907,310)
Series B preferred stock dividend                                                    -            (45,754)
Series C redeemable preferred stock dividend and accretion                    (169,376)           (68,929)
                                                                          -------------      -------------
Loss applicable to common shareholders                                    $ (2,978,763)      $ (2,021,993)
                                                                          =============      =============

Per share of Common Stock:
Net loss per share                                                               (0.06)             (0.05)
Series B preferred stock dividend per share                                          -              (0.00)
Series C redeemable preferred stock dividend and accretion per share             (0.00)             (0.00)
                                                                          -------------      -------------
Basic and diluted loss per share of Common Stock                          $      (0.06)      $      (0.05)
                                                                          =============      =============
Basic and diluted weighted average shares outstanding                       54,098,532         41,871,315
                                                                          =============      =============


See accompanying condensed notes to unaudited interim consolidated financial statements

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
 Unaudited Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
                     For the six months ended June 30, 1999

                                  Series C Redeemable  Series B Preferred
                                    Preferred Stock          Stock
                                                                            Common Stock      Additional                Total
                                                           Outstanding      Outstanding        Paid-In  Accumulated Shareholders'
                                   Shares     Amount    Shares  Amount   Shares    Amount     Capital     Deficit      Equity
                                 ---------- ---------- --------- ------ ---------- ------- ----------- ------------- -----------
Balance at December 31, 1998     10,119,614 $  974,995   21,218     21  36,504,324 $36,504 $66,856,832 $(40,721,597) $26,171,760

Issuance of Common Stock:
 Series B preferred stock conversions     -          -  (20,955)   (21)    915,932     916        (895)           -            -
 Series B preferred stock dividends       -          -        -      -      76,672      77         (77)           -            -
 Payment of debt                          -          -        -      -   1,871,096   1,871     914,966            -      916,837

Discount on long-term debt                -          -        -      -           -       -     608,350            -      608,350
Series C redeemable preferred stock
 dividends and accretion                  -    249,249        -      -           -       -    (249,249)           -     (249,249)
Net loss                                  -          -        -      -           -       -           -   (5,578,433)  (5,578,433)

                                 ---------- ---------- --------- ------ ---------- ------- ----------- ------------- ------------
Balance at June 30, 1999         10,119,614 $1,244,244      263  $   -  39,368,024 $39,368 $68,129,927 $(46,300,030) $21,869,265
                                 ========== ========== ========= ====== ========== ======= =========== ============= ============



See accompanying condensed notes to unaudited interim consolidated financial statements

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                      Unaudited Consolidated Statements of
                       Cash Flows For the six months ended
                             June 30, 1999 and 1998

                                                                     June 30,          June 30,
                                                                       1999              1998
                                                                                       Restated
                                                                  -------------     -------------
Cash flows from operating activities:
     Net loss                                                     $ (5,578,433)     $ (3,706,456)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
             Minority interest                                         118,784            34,597
             Depreciation and amortization                             940,190           473,372
             Standstill agreement                                            -           182,914
             Extinguishment of debt                                     94,847                 -
             Amortization of debt discount                             851,076           539,466
             Amortization of debt issuance costs                        67,688                 -
             Options issued for services                                     -            15,040
             Change in operating assets and liabilities:
                  (Increase) in accounts receivable
                     and other receivables                           (323,838)          (125,517)
                  (Increase) in inventory                             (59,086)           (25,246)
                  (Increase) in deposits and prepaids                 (83,414)          (116,281)
                  Increase in unearned revenues                       274,344            186,802
                  Increase (decrease) in accounts payable and
                      accrued liabilities                           (1,356,747)          918,415
                  Increase in other current liabilities                  4,000           822,278
                                                                  -------------     -------------
Net cash used in operating activities                               (5,050,589)         (800,616)
                                                                  -------------     -------------

Cash flows used in investing activities:
     Purchase of license options                                      (114,329)         (156,409)
     Purchases of property and equipment                            (2,504,400)       (3,073,794)
                                                                  -------------     -------------
Net cash used in investing activities                               (2,618,729)       (3,230,203)
                                                                  -------------     -------------

Cash flows from financing activities:
     Proceeds from issuance of securities                                    -         7,500,000
     (Increase) in debt issuance costs                              (1,074,583)         (144,852)
     (Increase) in equity issuance costs                                     -          (705,000)
     Payments of minority interest                                     (40,638)                -
     Payments of long-term debt                                     (4,067,063)         (686,284)
     Proceeds from issuance of long-term debt                       13,500,000         1,613,020
                                                                  -------------     -------------

Net cash provided by financing activities                            8,317,716         7,576,884
                                                                  -------------     -------------

Net increase in cash                                                   648,398         3,546,065
Cash at beginning of period                                            578,677           959,390
                                                                  -------------     -------------

Cash at end of period                                             $  1,227,075      $  4,505,455
                                                                  =============     =============

 See Note 9 for supplemental disclosure on non-cash investing and financing activities
See accompanying condensed notes to unaudited interim consolidated financial statements

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
     Condensed Notes to Unaudited Interim Consolidated Financial Statements
                                  June 30, 1999


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The interim consolidated financial statements of Chadmoore Wireless Group, Inc. and subsidiaries (collectively "Chadmoore" or the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period. Additionally, certain prior period amounts have been reclassified to conform to 1999 presentation, none of which had any effect on net loss or basic and diluted loss per share.

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

CONCENTRATION OF RISK

The Company is a party to an equipment purchase agreement with Motorola and for the foreseeable future the Company expects that it will need to rely on Motorola for the manufacturing of certain equipment necessary to construct and make its network operational.

PRINCIPLES OF CONSOLIDATION

The interim consolidated financial statements include the financial statements of all majority owned companies and joint ventures. All significant inter-company balances and transactions have been eliminated in consolidation. Minority interest represents the minority partners' proportionate share in the venturer's equity or equity in income (loss) in the joint ventures.

USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company recognizes revenue from radio dispatch and telephone interconnect services based on monthly access charges per radio and on air time charges as used. Revenue is also recognized from equipment maintenance upon acceptance by the customer of the work completed as well as from the sale of equipment when delivered.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The FASB recently adopted an amendment to SFAS No. 133, which delays the effective date for one year. The Company currently does not engage in, nor does it expect to engage in, derivative or hedging activities, and therefore, the Company anticipates there will be no impact to its consolidated financial statements.

(2)  MANAGEMENT PLANS

The Company's auditors' opinion for the year ended December 31, 1998 includes an explanatory paragraph which expresses substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a working capital deficiency of $11,264,786 that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described below. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that during the next twelve months it will require a significant amount of capital for full-scale implementation of its SMR services and ongoing operating expenses. To meet such funding requirements, the Company anticipates additional loans from GATX Capital Corporation ("GATX") or other participants in the Senior Secured Loan Agreement with GATX ("GATX Facility"), but there can be no assurance that the Company will obtain these loans. On August 2, 1999 GATX elected to increase the aggregate principal amount of the GATX Facility to $27 million. On August 4, 1999 the Company borrowed an additional $7.5 million under the GATX Facility, leaving $6 million available for future borrowings at the sole and absolute discretion of GATX, subject to substantially the same terms as the original $13.5 million.

The Company believes that it should have adequate resources to continue establishing its SMR business. However, while the Company believes that it has developed adequate contingency plans, the failure to consummate the aforementioned potential financing as currently contemplated, or at all, could have a material adverse effect on the Company, including the risk of liquidation of assets or bankruptcy. Current contingency plans may include pursuing similar financing arrangements with other institutional investors and lenders, selling additional equity instruments, selling selected channels, and focusing solely on the Company's current 93 markets in which commercial service has already been implemented. This latter course might entail ceasing further system expansion in existing markets and reducing corporate staff to the minimal level necessary to administer such markets. The Company believes that this strategy would provide sufficient time and resources to raise additional capital or sell selected channels in order to resume its growth. However, there can be no assurances that this or any of the Company's contingency plans would adequately address the aforementioned risks, or that the Company will attain overall profitability once it has achieved its additional financing.

(3)      ASSET ACQUISITION

On June  1,  1999  the  Company  entered  into an  Asset  Acquisition  Agreement
("Agreement")  with  American  Wireless  Network,  Inc.  ("American")  where the
Company will acquire 16 ten-channel 900 Mhz wide-area licenses in seven Metropolitan Trading Areas ("MTA's"). In consideration the Company will assume approximately $1.4 million of American's outstanding debt with the Federal Communications Commission ("FCC") as well as American receiving 7.5% ownership in the MTA's operations. In addition, American will receive a warrant to purchase 50,000 shares of the Company's Common Stock at an exercise price of $0.50 per share. In connection with the Agreement, the Company entered into an operating lease with American for certain SMR equipment with payments totaling $720,000 over the next six years and assumed other operating leases with obligations totaling approximately $25,000 per month. However, the Agreement is contingent upon the Company's board of directors' formal approval and the completion of the FCC approval and transfer process.

In addition, the Company has entered into a management agreement whereby the Company will perform as contractor and agent on behalf of American for all managerial functions involved with operation of the stations, under the oversight and direction of American, until such time as the Agreement is formally approved by the Company's board of directors' and all licenses have completed the FCC approval and transfer process. Pursuant to this management agreement the Company is responsible, subject to the oversight of American, for the billing and collection of all revenues and the payment of all operating expenses associated with the operation of these stations. The Company will also make the required interest only payments on the outstanding debt with the FCC totaling approximately $8,100 per month. The Company's compensation for managing such sites will be 100% of the gross revenues, less the costs mentioned above, provided that the net profit of any station does not exceed $30,000 per calendar month, if any station's profit exceeds $30,000 per calendar month the Company shall pay any excess profit to American. During the three months and six months ended June 30, 1999 the revenues and expenses associated with this agreement were immaterial to the Company's unaudited interim consolidated financial statements.

(4) FCC LICENSES AND RIGHTS TO ACQUIRE FCC LICENSES

Intangible assets consist of FCC licenses, which are recorded at cost and are authorized by the FCC and allow the use of certain communications frequencies and rights to acquire FCC licenses. FCC licenses have a primary term of five or ten years and are renewable for additional five or ten year periods for a nominal FCC processing fee. Although there can be no assurance that the existing licenses will be renewed, management expects that the licenses will be renewed as they expire. FCC licenses and rights to acquire FCC licenses and related costs are amortized using the straight-line method over 20 years, beginning in the month they are placed in service.

Intangible assets consist of the following:

                                                              June 30,           December 31,
                                                                1999                 1998
                                                             (Unaudited)
                                                          ------------------   ------------------
              FCC licenses                                     $ 36,885,110         $ 37,669,351
              Rights to acquire FCC licenses                      4,020,467            3,985,133
                                                          ------------------   ------------------
                                                                 40,905,577           41,654,484
              Less accumulated amortization
                                                                  (748,225)            (536,472)
                                                          ------------------   ------------------
                                                               $ 40,157,352         $ 41,118,012
                                                          ==================   ==================

(5) PROPERTY AND EQUIPMENT

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

Estimated useful lives of property and equipment are as follows:


              Buildings                                      40 years
              Leasehold improvements                          5 years
              SMR systems and equipment                      10 years
              Furniture and office equipment                  5 years

The recorded amount of property and equipment capitalized and the related accumulated depreciation and amortization is as follows:



                                                      June 30,     December 31,
                                                        1999           1998
                                                     (Unaudited)
                                                    ------------   ------------

    Land                                             $  102,500     $  102,500
    Buildings and improvements                          401,032        395,659
    SMR systems and equipment                        15,574,773     12,862,618
    SMR systems in process                              297,508        554,200
    Furniture and office equipment                      350,245        310,886
                                                     ----------     ----------
                                                     16,726,058     14,225,863
    Less accumulated depreciation and amortization   (2,268,344)    (1,544,110)
                                                    ------------   ------------
                                                    $14,457,714    $12,681,753

(6) LONG-TERM DEBT

In September 1997, the holder of a convertible debenture entered into an agreement with the Company to restructure the convertible debenture (the "Debenture Restructuring Agreement"). The Debenture Restructuring Agreement required the holder to exchange the convertible debenture (including rights to all accrued interest and penalties) for a new debenture (the "New Debenture") with a maturity date of August 31, 1998, in the principal amount of $1,627,500, payable in ten monthly payments of $162,750. These payments were payable in cash or stock, at the Company's option, at the then-current market price when due. Interest, in the liquidated amount of $425,000, was payable by the Company, at the Company's option, in cash or stock at the then current market price, payable in September 1998. On June 30, 1998, the Company received a notice of default under the New Debenture. On April 12, 1999, the Company made a payment to the New Debenture holder of 1,871,096 shares of the Company's restricted Common Stock, which represented $916,837 toward the principal and interest of the New Debenture.

On March 2, 1999, pursuant to the GATX Facility, the Company borrowed $13.5 million from GATX. Pursuant to the GATX Facility, GATX, at its sole and absolute discretion, had the option to make available up to $13.5 million in additional funds. On August 2, 1999 GATX elected to increase the aggregate principal amount of the GATX Facility to $27 million. On August 4, 1999 the Company borrowed an additional $7.5 million under the GATX Facility, leaving $6 million available for future borrowings at the sole and absolute discretion of GATX, subject to substantially the same terms as the original $13.5 million. Loans will be made at an interest rate fixed at the time of the funding based on five-year US Treasury notes plus 5.5% and payable over five-years following a one year interest only period. Warrants to purchase up to 1,822,500 shares of the Company's Common Stock at an exercise price of $0.39 per share were also issued to the Lender ("GATX Warrants"). The loan is secured by substantially all the assets of the Company.

On June 10, 1999 the Company entered into an Amendment to the GATX Facility ("Amendment"). The Amendment, among other things, delayed certain financial covenants, extended the option period to make available funds from 120 days to 150 days and amended the collateral value to loan ratio from 2 to 1 to 1.5 to 1. The Company also restated the exercise price of the GATX Warrants from $0.39 to $0.01 per share of the Company's Common Stock. In connection with the Amendment the Company has recognized a debt discount related to the GATX Warrants of $608,350, which represents the intrinsic value, which is not materially different from the fair value, of the GATX Warrants on the date of the Amendment. This discount will be amortized to interest expense using the effective interest method over the life of the loan.

(7) EQUITY TRANSACTIONS

PREFERRED STOCK CONVERSIONS

On December  23,  1997,  the Company  completed a private  placement of Series B
Convertible Preferred Stock (the "Series B Preferred"). During the six months ended June 30, 1999 the holders of the Series B Preferred converted 20,955 shares of Series B Preferred into 915,932 shares of Common Stock. Dividends on such shares of Series B Preferred were $17,578, which was paid with 76,672 shares of the Company's Common Stock.

(8)  MANDATORILY REDEEMABLE PREFERRED STOCK

On May 4, 1998, the Company issued 10,119,614 shares of 4% cumulative Series C Preferred Stock, which is mandatorily redeemable by written notice to the Company on the earlier of (i) May 1, 2003 or (ii) the occurrence of the listing of the Company's Common Stock on a national securities exchange or an equity financing by the Company that results in gross proceeds in excess of $2 million ("Redeemable Preferred"). The Redeemable Preferred has a redemption price equal to $.3953 per share and is entitled to cumulative annual dividends equal to 4% payable semi-annually. Dividends on the Redeemable Preferred accrue from the issue date, without interest, whether or not dividends have been declared. Unpaid dividends, whether or not declared, compound annually at the dividend rate from the dividend payment date on which such dividend was payable. As long as any shares of Redeemable Preferred are outstanding, no dividend or distribution, whether in cash, stock or other property, may be paid, declared or set apart for payment for any junior securities.

The difference between the relative fair value of the Redeemable Preferred at the issue date and the mandatory redemption amount is being accreted by charges to additional paid-in-capital, using the effective interest method, through April 30, 2003. At the redemption date, the carrying amount of such shares will equal the mandatory redemption amount plus accumulated dividends unless the shares are exchanged prior to the redemption date. Since the Company had no retained earnings, such amount is charged to additional paid-in capital.

(9)       NON-CASH EVENTS

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 1999, the Company had the following non-cash investing and financing activities. Conversion of 20,955 shares of Series B Preferred into 915,932 shares of Common Stock. Issuance of 76,672 shares of Common Stock for Series B Preferred dividends. Issuance of 1,871,096 shares of the Company's restricted Common Stock which represented $916,837 of payment towards principal and interest of the New Debenture.

During the six months ended June 30, 1998 the Company had the following non-cash investing and financing activities. The issuance of 108,500 shares of Common Stock to employees for compensation. The issuance of $5,013,797 of notes payable, net of discount, to exercise certain license options. Conversion of 173,782 shares of Series B Preferred into 3,618,107 shares of Common Stock. Issuance of 69,330 shares of Common Stock for Series B Preferred dividends. Issuance of 11,400 shares of Common Stock for $32,890 of Common Stock previously subscribed. Issuance of 800,000 shares of Common Stock with a value of $352,000, for exercise of certain license options. Issuance of 31,000 shares of Common Stock to a license holder. Issuance of 290,765 shares of Common Stock for prepaid professional services. Issuance of 335,000 shares of Common Stock for the purchase of fixed assets.

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR TAXES AND INTEREST

During the six months ended June 30, 1999 and 1998 the Company paid no cash for taxes. During the six months ended June 30, 1999 and 1998 the Company paid cash for interest of $173,923 and $96,945, respectively.

(10) RELATED PARTY TRANSACTIONS

During the six months ended June 30, 1999 and 1998 the Company paid $910,239 and $612,316, respectively to Private Equity Partners ("PEP"), for professional services associated with equity and debt financings. Mark F. Sullivan, a Director of the Company, is an owner and managing partner of PEP.

The Company and Recovery Equity Investors II L.P. ("Recovery") entered into an advisory agreement commencing on May 1, 1998 and ending on the fifth anniversary. The advisory agreement stipulates the Recovery shall devote such time and effort to the performance of providing consulting and management advisory services for the Company as deemed necessary by Recovery. In consideration of the consultant's provision of the services to the Company, the Company is obligated to pay Recovery an annual fee of $312,500 beginning on the first anniversary which shall be paid in advance, in equal monthly installments, reduced by the Redeemable Preferred dividends paid in the preceding twelve months. During the six months ended June 30, 1999 the Company paid Recovery $52,083 in advisory fees. Jeffrey A. Lipkin and Joseph J. Finn-Egan, managing partners of Recovery, are Directors of the Company.

(11)     COMMITMENTS AND CONTINGENCIES

LICENSE OPTION AND MANAGEMENT AGREEMENT CONTINGENCIES

Goodman/Chan Waiver. Nationwide Digital Data Corp. and Metropolitan Communications Corp. among others (collectively, "NDD/Metropolitan"), traded in the selling of SMR application preparation, filing services and in some instances construction services to the general public. Most of the purchasers in these activities had little or no experience in the wireless communications industry. Based on evidence that NDD/Metropolitan had not fulfilled their construction and operation obligations to over 4,000 applicants who had received FCC licenses through NDD/Metropolitan, the Federal Trade Commission ("FTC") filed suit against NDD/Metropolitan in January, 1993, in the Federal District Court for the Southern District of New York ("District Court"). The District Court appointed Daniel R. Goodman (the "Receiver") to preserve the assets of NDD/Metropolitan. In the course of the Receiver's duties, he together with a licensee, Dr. Robert Chan, who had received several FCC licenses through NDD/Metropolitan's services, filed a request to extend the construction period for each of 4,000 SMR stations. At that time, licensees of most of the stations included in the waiver request ("Receivership Stations") were subject to an eight-month construction period. On May 24, 1995, the FCC granted the request for extension. The FCC reasoned that the Receivership Stations were subject to regulation as commercial mobile radio services stations, but had not been granted the extended construction period to be awarded to all CMRS licensees. Thus, in an effort to be consistent in its treatment of similarly situated licensees, the FCC granted an additional four months in which to construct and place the Receivership Stations in operation (the "Goodman/Chan Waiver"). The Goodman/Chan Waiver became effective upon publication in the Federal Register on August 27, 1998. Moreover, the FCC released a list on October 9, 1998 which purported to clarify the status of relief eligibility for licenses subject to the August 27, 1998 decision. Subsequently the FCC also released a purported final list of the Receivership Stations.

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

In response, on November 9, 1998, Chadmoore filed a Petition for Reconsideration at the FCC seeking reversal of the action announced in the Commercial Wireless Division Public Notice. The Company asked that the relief be reinstated for its impacted licenses. Moreover, on February 1, 1999, the Company, in conjunction with other aggrieved parties, filed a petition with the United States Court of Appeals for the District of Columbia Circuit seeking reversal of the FCC's decision and a remand of the decision to the FCC with instructions from the court to reinstate the licenses for which relief had been denied. Argument before the court was held on May 4, 1999. The petitions of the Receiver and all "similarly situated" parties were consolidated into a single briefing and argument before the court. In an opinion issued July 15, 1999, the court dismissed all the petitions filed by the Goodman/Chan licensees. The court noted in its opinion that the receiver did not have standing to seek relief on behalf of the licensees and the similarly situated parties had filed their appeal at the FCC in an untimely manner. Thus, rather than hearing the merits underlying the case, the judges dismissed the petitions on procedural grounds.

The dismissal of the Petitions, while a problem for the other parties before the court, appears not to be a bar to the Company's efforts to seek relief in this instance, but simply requires that the Company await the FCC's action on the Company's pending Petition for Reconsideration. In reviewing the Court's opinion, the Company's Management believes that the court has left open the possibility of a rehearing on the merits should the FCC fail to act affirmatively, in the interim, on timely filed and pending Petitions for Reconsideration of the October 9, 1999 list. Thus, as Chadmoore was the only party before the court which had timely filed such a petition, Management believes the potential for a rehearing on the merits would be applicable only to Chadmoore should the FCC not act affirmatively on Chadmoore's pending Petition for Reconsideration.

Accordingly, Chadmoore has initiated discussions with officials in Washington in an effort to obtain affirmative action at the FCC on the pending Petition for Reconsideration; however, should such efforts not prove fruitful, Management believes the way is clear for a hearing on the merits of the case in the United States Court of Appeals for the District of Columbia Circuit. Due to the uncertainty surrounding both the FCC's administrative process in managing review of the Company's pending petition and the docket calendar of the court, it is not possible, at this time, for Management to predict, with any reasonable level of reliability, a timetable for when action on these pending matters will be concluded. Approximately 650 of those licenses purchased by or under option and management agreements with the Company are among those which the FCC initially has refused to afford relief pursuant to the Commercial Wireless Division's October 9, 1998, Public Notice. Thus, it is possible that the Company's owned and/or managed licenses which are encompassed within the denial of relief pursuant to the October 9, 1998 Public Notice, could be permanently canceled by the FCC for failure to comply with its construction requirements. If these licenses are in fact cancelled by the FCC, it would result in the loss of licenses with a book value of approximately $6,200,000 and the loss of certain subscribers to the Company's services, which while not considered probable, could result in a material adverse effect on the Company's financial condition, results of operations and liquidity and could result in possible fines and/or forfeitures levied by the FCC. The Company has prepared these estimates based on the best information available at the time of this filing. Once again, there has been no list published by the FCC in this matter which the Company feels it may rely upon. Therefore, the Company has commenced the above-described litigation to clarify this matter. Based on the preceding, no provision has been made in the accompanying unaudited interim consolidated financial statements.

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

PURCHASE COMMITMENT

In October 1996, the Company signed a purchase agreement with Motorola to purchase approximately $10 million of Motorola radio communications equipment, including Motorola Smartnet II trunked radio systems. Such purchase agreement required that the equipment be purchased within 30 months of its effective date. On March 10, 1998, the effective period of the Motorola purchase agreement was extended from 30 months to 42 months. As of June 30, 1999, the Company had purchased approximately $6.25 million toward this purchase commitment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following is a discussion of the consolidated financial condition and results of operations of Chadmoore Wireless Group, Inc., together with its subsidiaries (collectively "Chadmoore" or the "Company"), for the six months ended June 30, 1999. This discussion should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1998 (the "1998 Form 10-KSB").

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

RESULTS OF OPERATIONS

A. SIX MONTHS ENDED JUNE 30, 1999 VERSUS SIX MONTHS ENDED JUNE 30, 1998


Total revenues for the six months ended June 30, 1999 increased $1,537,519 or 123.2%, to $2,785,141 from $1,247,622 for the six months ended June 30, 1998, reflecting increases of $1,380,673 and $156,846, or 158.8% and 41.5%, in service revenue and equipment sales and maintenance revenue, respectively. Consistent with the Company's plan of operation to focus on recurring revenues by selling its commercial Specialized Mobile Radio ("SMR") service through independent dealers, the proportion of total revenues generated by service revenue increased to 80.8% for the six months ended June 30, 1999 from 69.7% for the six months ended June 30, 1998. In such business model, the local dealer rather than the Company sells, installs, and services the radio equipment and records the revenues and costs associated therewith while the Company receives the recurring revenue associated with the sale of airtime (service revenue). The Company anticipates that the proportion of total revenues from service revenue will continue to be the majority of the Compsny's revenue in future periods. However, the Company is currently exploring other revenue generating opportunities. These include the renting of equipment in conjunction with the sale of airtime, maintenance contracts and direct distribution in markets where the Company has determined indirect distribution is not beneficial. As of June 30, 1999 the Company has yet to recognize any material revenue from these opportunities.


The $1,380,673 or 158.8% increase in service revenue, from $869,359 for the six months ended June 30, 1998 to $2,250,032 for the six months ended June 30, 1999, was driven by an increase of approximately 19,100 in the number of subscribers utilizing the Company's SMR systems, an increase of 124.0%, from approximately 15,400 at June 30, 1998 to approximately 34,500 at June 30, 1999. The increase in subscribers was primarily due to full-scale implementation of service by the Company in new markets during such period as well as continued growth in existing markets. Average pricing per subscriber unit remained comparable during both periods.

The increase in equipment sales and maintenance revenue of $156,846 or 41.5%, from $378,263 for the six months ended June 30, 1998 to $535,109 for the six months ended June 30, 1999, was attributable to the increased availability of capital for the six months ended June 30, 1999 as compared to the same period in 1998. The Company anticipates that equipment sales and maintenance revenue will remain relatively constant and account for a slightly declining share of total revenues in the future.

Cost of service revenue increased by $425,615, or 226.5%, from $187,869 for the six months ended June 30, 1998 to $613,484 for the six months ended June 30, 1999. This increase was primarily due to SMR system site expenses associated with additional markets being commercialized. Gross margin on service revenue decreased from 78.4% for the six months ended June 30, 1998 to 72.7% for the six months ended June 30, 1999. This is attributed to an increased number of markets that have not yet reached the maturity stage and therefor have yet to generate significant operating margins.

Cost of equipment sales and maintenance revenue increased by $107,801, or 50.4%, from $213,841 for the six months ended June 30, 1998 to $321,642 for the six months ended June 30, 1999. This increase is due to the increase in equipment sales and maintenance revenue from the related periods. Gross margin on equipment sales and maintenance revenue decreased from 43.5% for the six months ended June 30, 1998 to 39.9% for the six months ended June 30, 1999. This is attributable to a higher level of sales being derived from equipment sales as opposed to maintenance. In general, maintenance has a lower cost of sales associated with it and therefore a higher gross margin than equipment revenue.

General and administrative expenses increased by $1,717,650, or 56.3%, from $3,048,300 for the six months ended June 30, 1998 to $4,765,950 for the six months ended June 30, 1999. Salaries, wages, and benefits expense (a component of general and administrative expenses) increased by $629,659 or 48.8%, from $1,289,111 for the six months ended June 30, 1998 to $1,918,770 for the six months ended June 30, 1999. This increase is primarily due to personnel additions, largely in operational areas, made in connection with the Company starting to transition from aggregating SMR spectrum to constructing, marketing, and rolling out commercial SMR service. Relative to total revenues, salaries, wages, and benefits expense was 68.9% for the six months ended June 30, 1999 compared with 103.3% for the six months ended June 30, 1998. Remaining general and administrative expense increased 61.8% or $1,087,991, from $1,759,189 for the six months ended June 30, 1998 to $2,847,180 for the six months ended June 30, 1999. The increase in the remaining general and administrative expense was primarily due to increases of approximately $142,000 in advertising and marketing, which is line with the revenue growth, $175,000 in expense associated with non-commercial markets, $360,000 in professional fees associated with potential acquisitions, securing of additional funding and consulting fees, $80,000 in legal expenses associated with litigation, and $258,000 in customer acquisition costs paid to dealers and partners in the Company's indirect distribution channels, which is also in line with the revenue growth.

Depreciation and amortization expense increased $466,818 or 98.6%, from $473,372 for the six months ended June 30, 1998 to $940,190 for the six months ended June 30, 1999, reflecting larger amounts of licenses and infrastructure placed in service associated with construction and implementation of new commercial sites.

Due to the foregoing, total operating expenses increased $2,717,884 or 69.3%, from $3,923,382 for the six months ended June 30, 1998 to $6,641,266 for the six months ended June 30, 1999, and the Company's loss from operations increased by $1,180,365 or 44.1%, from $2,675,760 to $3,856,125, for such respective periods.

Interest expense, net of interest income, increased 595,372, or 73.2%, from $813,185 for the six months ended June 30, 1998 to $1,408,557 for the six months ended June 30, 1999, due to higher debt balances associated with notes payable issued to exercise license options and new loan facilities.

Based on the foregoing, the Company's net loss before extraordinary item increased $1,677,010 or 45.2%, from $3,706,456 for the six months ended June 30, 1998 to $5,383,466 for the six months ended June 30, 1999.

During the six months ended June 30, 1999 the Company had an extraordinary loss of $194,967 and there was no such charge in the same period last year. This charge was due to the write off of debt issuance costs and prepayment penalties associated with the prepayment and termination of certain credit facilities which were replaced with the GATX Facility (as defined below).

The Company's net loss increased $1,871,977 or 50.5%, from $3,706,456 for the six months ended June 30, 1998 to $5,578,433 for the six months ended June 30, 1999. This increase was primarily the result of an increase of $1,180,365 in loss from operations and an increase in other expenses of $496,645.

B.  THREE MONTHS ENDED JUNE 30, 1999 VERSUS THE THREE MONTHS ENDED JUNE 30, 1998

Total revenues for the three months ended June 30, 1999 increased $791,357 or 108.2%, to $1,522,827 from $731,470 for the three months ended June 30, 1998, reflecting increases of $723,960 and $67,397, or 145.5% and 28.8%, in service revenue and equipment sales and maintenance revenue, respectively. Consistent with the Company's plan of operation to focus on recurring revenues by selling its commercial SMR service through independent dealers, the proportion of total revenues generated by service revenue increased to 80.2% for the three months ended June 30, 1999 from 68.0% for the three months ended June 30, 1998.

The $723,960 or 145.5% increase in service revenue, from $497,721 for the three months ended June 30, 1998 to $1,221,681 for the three months ended June 30, 1999, was driven by the same increase in subscribers. The increase in subscribers was primarily due to full-scale implementation of service by the Company in new markets, during such period as well as continued growth in existing markets.

The increase in equipment sales and maintenance revenue of $67,397 or 28.8%, from $233,749 for the three months ended June 30, 1998 to $301,146 for the three months ended June 30, 1999, was attributable to the increased availability of capital in the three months ended June 30, 1999 as compared to the same period in 1998.

Cost of service revenue increased by $225,254, or 215.1%, from $104,734 for the three months ended June 30, 1998 to $329,988 for the three months ended June 30, 1999. This increase was primarily due to SMR system site expenses associated with additional markets being commercialized. Gross margin on service revenue decreased from 79.0% for the three months ended June 30, 1998 to 73.0% for the three months ended June 30, 1999. This is attributed to an increased number of markets that have not yet reached the maturity stage and therefor have yet to generate significant operating margins.

Cost of equipment sales and maintenance revenue increased by $70,862, or 62.1%, from $114,043 for the three months ended June 30, 1998 to $184,905 for the three months ended June 30, 1999. This increase is due to the increase in equipment sales and maintenance revenue from the related periods. Gross margin on equipment sales and maintenance revenue decreased from 51.2% for the three months ended June 30, 1998 to 38.6% for the three months ended June 30, 1999. This is attributable to a higher level of sales being derived from equipment sales as opposed to maintenance. In general, maintenance has a lower cost of sales associated with it and therefore a higher gross margin than equipment revenue.

General and administrative expenses increased by $689,142, or 39.1%, from $1,762,650 for the three months ended June 30, 1998 to $2,451,792 for the three months ended June 30, 1999. Salaries, wages, and benefits expense (a component of general and administrative expenses) increased by $250,510 or 33.2%, from $755,432 for the three months ended June 30, 1998 to $1,005,942 for the three months ended June 30, 1999. This increase is primarily due to personnel additions, largely in operational areas, made in connection with the Company starting to transition from aggregating SMR spectrum to constructing, marketing, and rolling out commercial SMR service. Relative to total revenues, salaries, wages, and benefits expense was 66.1% for the three months ended June 30, 1999 compared with 103.3% for the three months ended June 30, 1998. Remaining general and administrative expense increased 43.6% or $438,632, from $1,007,218 for the three months ended June 30, 1998 to $1,445,850 for the three months ended June 30, 1999. The increase in the remaining general and administrative expense was primarily due to increases of approximately $170,000 in professional fees associated with various consulting fees, $70,000 in expense associated with non-commercial markets and $140,000 in customer acquisition costs paid to dealers and partners in the Company's indirect distribution channels which is in line with the revenue growth.

Depreciation and amortization expense increased $216,953 or 77.7%, from $279,238 for the three months ended June 30, 1998 to $496,191 for the three months ended June 30, 1999, reflecting larger amounts of licenses and infrastructure placed in service associated with construction and implementation of new commercial sites.

Due to the foregoing, total operating expenses increased $1,202,211 or 53.2%, from $2,260,665 for the three months ended June 30, 1998 to $3,462,876 for the three months ended June 30, 1999, and the Company's loss from operations increased by $410,854 or 26.9%, from $1,529,195 to $1,940,049, for such respective periods.

Interest expense, net of interest income, increased 450,699, or 127.7%, from $352,815 for the three months ended June 30, 1998 to $803,514 for the three months ended June 30, 1999, due to higher debt balances associated with notes payable issued to exercise license options and new loan facilities.

Based on the foregoing, the Company's net loss increased $902,077 or 47.3%, from $1,907,310 for the three months ended June 30, 1998 to $2,809,387 for the three months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have been and will continue to be significant. The Company believes that during the next twelve months it will require substantial additional funding. Approximately $13.5 million was funded in March of 1999 and an additional $7.5 million was funded in August 1999 under a debt facility with GATX Capital Corporation (the "GATX Facility) (see 1998 Form 10-KSB for a complete description of the GATX Facility). Additional amounts will be required for commercial implementation of its SMR services and ongoing operating expenses. To meet such funding requirements the Company is in the process of obtaining additional funding including the possible funding of an additional $6 million under the GATX Facility and possible vendor financing arrangements currently being evaluated but not yet consummated. There can be no assurances that the Company will be able to successfully obtain the additional financings currently contemplated, or will be otherwise able to obtain sufficient financing to consummate the Company's business plan.

The Company anticipates, based on its current plans and assumptions relating to its growth and operations, that the proceeds from the completed financings and planned revenues will not be sufficient to satisfy the Company's contemplated cash requirements for the next 12 months and that the Company will be required to raise additional funds. In addition, in the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, delays, problems, or otherwise), the Company may be required to seek additional funding sooner than anticipated. The Company believes it has developed adequate contingency plans, however, the failure to consummate the aforementioned potential financing with GATX as currently contemplated, or at all, could have a material adverse effect on the Company, including the risk of liquidation of assets or bankruptcy. Such contingency plans include pursuing similar financing arrangements with other institutional investors and lenders, selling selected channels, and focusing solely on the 93 markets in which commercial service has already been implemented. This latter course might entail ceasing further system expansion in such markets (which in the aggregate are generating positive cash flow) and reducing corporate staff to the minimal level necessary to administer such markets. The Company believes that this strategy could provide sufficient time and resources to raise additional capital or sell selected channels in order to resume its growth. However, there can be no assurances that this or any of the Company's contingency plans would adequately address the aforementioned risks, or that the Company will attain overall profitability.

The Company's auditors' opinion for the year ended December 31, 1998 includes an explanatory paragraph which expresses substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Item 1, Footnote 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Item 1, Footnote 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. (See 1998 Form 10-KSB)

During the six months ended June 30, 1999 and 1998, the Company used net cash in operating activities of $5,050,589 and $800,616, respectively. The major non-operations use of cash for the six months ended June 30, 1999 and 1998 was the acquisition of communications assets for expansion and capacity upgrades. The major non-operations source of cash for the six months ended June 30, 1999 and 1998 was proceeds from the issuance of long-term debt and equity.

YEAR 2000 ISSUES

The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results.

The Company has addressed its state of readiness for Year 2000 and Management believes that the Company will be compliant by the end of 1999. The Company has evaluated and is currently upgrading its internal hardware and software that enables the Company to load subscribers, capture call records, generate customer bills and facilitate internal communications. All internal hardware and software is expected to be fully tested by the end of the third quarter of 1999. The Company has contacted the necessary hardware and software vendors about its plan, and Management believes that all the necessary Year 2000 compliant hardware and software is currently available and can be implemented quickly. At the current time Management estimates the cost of internal evaluation and upgrades not to exceed $100,000.

The Company's accounting software is now Year 2000 compliant. The Company primarily uses Microsoft products for internal data storage and communications. The Company has contacted Microsoft and has been assured that these products are Year 2000 compliant. In addition, the Company relies on third party switching systems to monitor its systems usage. These systems are primarily manufactured by Motorola. The company has contacted Motorola and has been assured that the Motorola switching systems are Year 2000 compliant.

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

ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 1999 all the Company's long term debt bears fixed interest rates, however, the fair market value of this debt is sensitive to changes in prevailing interest rates. The Company runs the risk that market rates will decline and the required payments will exceed those based on the current market rate. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Goodman/Chan Waiver. Nationwide Digital Data Corp. and Metropolitan Communications Corp. among others (collectively, "NDD/Metropolitan"), traded in the selling of SMR application preparation, filing services and in some instances construction services to the general public. Most of the purchasers in these activities had little or no experience in the wireless communications industry. Based on evidence that NDD/Metropolitan had not fulfilled their construction and operation obligations to over 4,000 applicants who had received FCC licenses through NDD/Metropolitan, the Federal Trade Commission ("FTC") filed suit against NDD/Metropolitan in January, 1993, in the Federal District Court for the Southern District of New York ("District Court"). The District Court appointed Daniel R. Goodman (the "Receiver") to preserve the assets of NDD/Metropolitan. In the course of the Receiver's duties, he together with a licensee, Dr. Robert Chan, who had received several FCC licenses through NDD/Metropolitan's services, filed a request to extend the construction period for each of 4,000 SMR stations. At that time, licensees of most of the stations included in the waiver request ("Receivership Stations") were subject to an eight-month construction period. On May 24, 1995, the FCC granted the request for extension. The FCC reasoned that the Receivership Stations were subject to regulation as commercial mobile radio services stations, but had not been granted the extended construction period to be awarded to all CMRS licensees. Thus, in an effort to be consistent in its treatment of similarly situated licensees, the FCC granted an additional four months in which to construct and place the Receivership Stations in operation (the "Goodman/Chan Waiver"). The Goodman/Chan Waiver became effective upon publication in the Federal Register on August 27, 1998. Moreover, the FCC released a list on October 9, 1998 which purported to clarify the status of relief eligibility for licenses subject to the August 27, 1998 decision. Subsequently the FCC also released a purported final list of the Receivership Stations.

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

In response, on November 9, 1998, Chadmoore filed a Petition for Reconsideration at the FCC seeking reversal of the action announced in the Commercial Wireless Division Public Notice. The Company asked that the relief be reinstated for its impacted licenses. Moreover, on February 1, 1999, the Company, in conjunction with other aggrieved parties, filed a petition with the United States Court of Appeals for the District of Columbia Circuit seeking reversal of the FCC's decision and a remand of the decision to the FCC with instructions from the court to reinstate the licenses for which relief had been denied. Argument before the court was held on May 4, 1999. The petitions of the Receiver and all "similarly situated" parties were consolidated into a single briefing and argument before the court. In an opinion issued July 15, 1999, the court dismissed all the petitions filed by the Goodman/Chan licensees. The court noted in its opinion that the receiver did not have standing to seek relief on behalf of the licensees and the similarly situated parties had filed their appeal at the FCC in an untimely manner. Thus, rather than hearing the merits underlying the case, the judges dismissed the petitions on procedural grounds.

The dismissal of the Petitions, while a problem for the other parties before the court, appears not to be a bar to the Company's efforts to seek relief in this instance, but simply requires that the Company await the FCC's action on the Company's pending Petition for Reconsideration. In reviewing the Court's opinion, the Company's Management believes that the court has left open the possibility of a rehearing on the merits should the FCC fail to act affirmatively, in the interim, on timely filed and pending Petitions for Reconsideration of the October 9, 1999 list. Thus, as Chadmoore was the only party before the court which had timely filed such a petition, Management believes the potential for a rehearing on the merits would be applicable only to Chadmoore should the FCC not act affirmatively on Chadmoore's pending Petition for Reconsideration.

Accordingly, Chadmoore has initiated discussions with officials in Washington in an effort to obtain affirmative action at the FCC on the pending Petition for Reconsideration; however, should such efforts not prove fruitful, Management believes the way is clear for a hearing on the merits of the case in the United States Court of Appeals for the District of Columbia Circuit. Due to the uncertainty surrounding both the FCC's administrative process in managing review of the Company's pending petition and the docket calendar of the court, it is not possible, at this time, for Management to predict, with any reasonable level of reliability, a timetable for when action on these pending matters will be concluded. Approximately 650 of those licenses purchased by or under option and management agreements with the Company are among those which the FCC initially has refused to afford relief pursuant to the Commercial Wireless Division's October 9, 1998, Public Notice. Thus, it is possible that the Company's owned and/or managed licenses which are encompassed within the denial of relief pursuant to the October 9, 1998 Public Notice, could be permanently canceled by the FCC for failure to comply with its construction requirements. If these licenses are in fact cancelled by the FCC, it would result in the loss of licenses with a book value of approximately $6,200,000 and the loss of certain subscribers to the Company's services, which while not considered probable, could result in a material adverse effect on the Company's financial condition, results of operations and liquidity and could result in possible fines and/or forfeitures levied by the FCC. The Company has prepared these estimates based on the best information available at the time of this filing. Once again, there has been no list published by the FCC in this matter which the Company feels it may rely upon. Therefore, the Company has commenced the above-described litigation to clarify this matter. Based on the preceding, no provision has been made in the accompanying unaudited interim consolidated financial statements.

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

A non-binding mediation was conducted before a retired superior court judge on August 21, 1998, and a confidential settlement was reached. The parties have since executed a written Settlement Agreement settling all claims and cross claims. Pursuant to the terms of the settlement, the Company has issued 525,000 shares of its Common Stock and the parties have executed mutual general releases.

Chadmoore Communications, Inc. v. John Peacock Case No. CV-S-97-00587-HDM (RLH), United States District Court for the District of Nevada

In September 1994, CCI entered into a two year consulting agreement (the "Consulting Agreement") with John Peacock ("Peacock") to act as a consulting and technical advisor to CCI concerning certain SMR stations. In May, 1997 CCI filed a complaint against Peacock for declaratory relief in the United States District Court for the District of Nevada, seeking a declaration of the respective rights and obligations of CCI under the Consulting Agreement.

Subsequently, CCI added claims against Peacock and two related purported entities arising out of Peacock's conduct with regard to the Consultant Agreement and certain finder's preferences. Subsequently, Peacock added an affirmative claim against CCI for breach of contract, alleging his entitlement to certain bonus compensation that he alleges was not paid to him.

On January 22, 1999, CCI reached a settlement in principle of the dispute. The settlement was reduced to a comprehensive written settlement agreement which became effective on March 5, 1999. Under the terms of the settlement, Peacock will receive (1) certain rights with respect to a finder's preference pending against a five-channel SMR station in Memphis, Tennessee (WNZR202); (2) certain rights with respect to other finder's preference proceedings which are determined by CCI in its sole discretion to be undesirable; and (3) 10% of the independently determined value of the wide area license, if any, issued as a result of a certain finder's preference proceeding filed by CCI. Under the terms of the settlement, CCI will receive a right of first refusal with respect to certain assets belonging to Peacock. In addition, the settlement contains mutual general releases and covenants to dismiss pending proceedings. On March 5, 1999, CCI and Peacock executed a Voluntary Dismissal With Prejudice of all claims asserted in the District Court litigation. However, despite CCI's demand, Peacock has refused to dismiss a finder's preference proceeding concerning station WZC790 in Memphis, Tennessee, which is owned by a subsidiary of the Company. The Company is presently evaluating its options with respect to enforcement of the Agreement in this regard. For his part, Peacock is contending that CCI is in breach of the Settlement Agreement because of CCI's action with respect to the finder's preference proceeding concerning station WZC790. Peacock has filed a motion with the District Court seeking enforcement of the Settlement Agreement, but it is not clear what relief Peacock is seeking.
There has been no accrual reflected in the Company's financial statements for this matter.

Pursuant to the FCC's jurisdiction over telecommunications activities, the Company is involved in pending routine matters before the FCC which may ultimately affect the Company's operations.

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

            None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Chadmoore Wireless Group, Inc.

                         By: /s/ Richard C. Leto
                            ----------------------------------
                            Richard C. Leto
                            Chief Financial and Accounting Officer

                         By: /s/ Robert W. Moore
                            ----------------------------------
                            Robert W. Moore
                            President and Chief Executive Officer


                         By: /s/ Rick D. Rhodes
                            ----------------------------------
                            Rick D. Rhodes
                            Chief Regulatory Officer


                         Date: August 13, 1999

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                    DESCRIPTION
   -------                   -----------

   11             Computation of per share amounts (1)

   27.1           Financial Data Schedule 1998 (1)

   27.2           Financial Data Schedule 1997 (1)


(1)      Filed herewith.

(11) COMPUTATION OF PER SHARE AMOUNTS

                                                                           Six months ended               Three months ended
                                                                                June 30                        June 30
                                                                      ----------------------------------------------------------
                                                                           1999           1998           1999           1998
                                                                      -------------  -------------  -------------  -------------
Net loss                                                              $ (5,578,433)  $ (3,706,456)  $ (2,809,387)  $ (1,907,310)
  Series B preferred stock dividend                                        (17,578)       (56,486)             -        (45,754)
  Series C redeemable preferred
     stock dividend and accretion                                         (249,249)       (68,929)      (169,376)       (68,929)
                                                                      -------------  -------------  -------------  -------------
Loss applicable to common shareholders                                $ (5,845,260)  $ (3,831,871)  $ (2,978,763)  $ (2,021,993)
                                                                      =============  =============  =============  =============


Basic and diluted weighted average shares outstanding                   52,798,790     32,165,900     54,098,532     41,871,315

Common equivalent shares  representing  shares issuable upon exercise   17,319,599     30,589,119     17,319,599     30,589,119
of stock options

Add back of common equivalents shares due to antidilutive shares       (17,319,599)   (30,589,119)   (17,319,599)   (30,589,119)

                                                                      -------------  -------------  -------------  -------------
Dilutive adjusted weighted average shares                               52,798,790     32,165,900     54,098,532     41,871,315

                                                                      =============  =============  =============  =============


Basic net loss per share                                                     (0.11)         (0.12)         (0.06)         (0.05)

Diluted net loss per share                                                   (0.11)         (0.12)         (0.06)         (0.05)














                                       33