Form 10QSB
period 1999-09-30
CHADMOORE WIRELESS GROUP INC
filed 1999-11-15
CIK 815755

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from______________to_______________

                         Commission File Number: 0-20999


                         CHADMOORE WIRELESS GROUP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

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


AS OF NOVEMBER 8, 1999 ISSUER HAD 40,593,024 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [  ] No [X]


                                                            INDEX

       PART I - FINANCIAL INFORMATION                                                                                  PAGE

       ITEM 1.  INTERIM FINANCIAL STATEMENTS - Unaudited

                         Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998                     3

                         Consolidated Statements of Operations for the nine months ended September 30, 1999 and 1998    4

                         Consolidated  Statements  of Operations  for the three months ended  September 30, 1999 and    5
       1998

                         Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity for the
                                                          nine months ended September 30, 1999                          6

                         Consolidated Statements of Cash Flows for nine months ended September 30, 1999 and 1998        7

                         Condensed Notes to Interim Consolidated Financial Statements                                  8-15

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS                    16-20

       PART II - OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS                                                                                     21-23

       ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                               24

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                                         24

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS                                                   24

       ITEM 5.  OTHER INFORMATION                                                                                       24

       ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K                                                                24

       SIGNATURES                                                                                                       28

                                       CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                                                 Consolidated Balance Sheets
                                          September 30, 1999 and December 31, 1998
                                                                                          September 30,          December 31,
                                                                                              1999                   1998
                                                                                           (Unaudited)
                                                                                      --------------------   --------------------
                                                            ASSETS
Current assets:
      Cash                                                                                   $  3,759,991            $   578,677

      Accounts  receivable, less allowance for doubtful accounts of $18,525 and $113,000        1,011,804                582,817

      Other receivables, less allowance for doubtful accounts of $133,639 and $133,639            129,528                136,288

      Inventory                                                                                   216,742                169,520

      Deposits and prepaids                                                                       164,437                134,228
                                                                                      --------------------   --------------------
                Total current assets                                                            5,282,502              1,601,530

Property and equipment, net                                                                    14,508,240             12,681,753

Intangible assets, net                                                                         40,205,079             41,118,012

Other assets, net                                                                               1,448,246                119,166
                                                                                      --------------------   --------------------
                Total assets                                                                 $ 61,444,067          $  55,520,461
                                                                                      ====================   ====================
                          LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current maturities of long-term debt                                                   $  9,194,320           $  8,255,174

      Accounts payable and accrued liabilities                                                  2,710,818              6,807,158

      License  option  commission  payable  -  current                                          1,573,783              3,412,000

      Unearned revenue                                                                            777,039                506,056

      Other current liabilities                                                                   711,039                707,039
                                                                                      --------------------   --------------------
                Total current liabilities                                                      14.966,999             19,687,427

Long-term debt                                                                                 24,553,168              8,152,589

License option commission payable - non-current                                                   974,981                      -
                                                                                      --------------------   --------------------
                Total liabilities                                                              40,495,148             27,840,016

Minority interests                                                                                643,709                533,690

Commitments and contingencies Redeemable preferred stock:
      Series C, 4% cumulative, 10,119,614 shares issued and outstanding                         1,319,499                974,995

Shareholders' equity:
      Preferred stock, $.001 par value, authorized 40,000,000 shares:
        Series B 219,000 shares issued and 263 and 21,218 shares outstanding                            -                     21

      Common stock, $.001 par value, authorized 100,000,000 shares,
        40,593,024 and 36,504,324 shares issued and outstanding                                    40,593                 36,504

      Additional paid-in capital                                                               68,172,887
                                                                                                                      66,856,832
      Accumulated deficit                                                                     (49,227,769)           (40,721,597)
                                                                                      --------------------   --------------------
                Total shareholders' equity                                                     18,985,711             26,171,760
                                                                                      --------------------   --------------------
                Total liabilities, redeemable preferred
                  stock and shareholders' equity                                             $ 61,444,067          $  55,520,461
                                                                                      ====================   ====================
                   See accompanying condensed notes to unaudited interim consolidated financial statements
                                                            3

                                       CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                                             Unaudited Consolidated Statements of
                                             Operations For the nine months ended
                                                  September 30, 1999 and 1998
                                                                               September 30,                September 30,
                                                                                    1999                        1998

                                                                          -------------------------    ------------------------
Revenues:
        Service revenue                                                             $    3,607,315           $       1,504,684
        Equipment sales and maintenance
                                                                                           774,511                     635,930
                                                                          -------------------------    ------------------------
                                                                                         4,381,826                   2,140,614
                                                                          -------------------------    ------------------------
Operating expenses:
        Cost of service revenue                                                            970,356                     352,212
        Cost of equipment sales and maintenance                                            445,597                     352,726
        General and administrative                                                       7,265,738                   5,208,860
        Depreciation and amortization                                                    1,454,125                     830,558
                                                                          -------------------------    ------------------------
                                                                                        10,135,816                   6,744,356
                                                                          -------------------------    ------------------------
Loss from operations                                                                   (5,753,990)                 (4,603,742)
                                                                          -------------------------    ------------------------

Other (expense):
        Minority interest in earnings                                                    (178,682)                    (69,543)
        Interest expense, net                                                          (2,378,533)                 (1,212,795)
        Standstill agreement expense                                                             -                   (182,914)
                                                                          -------------------------    ------------------------
                                                                                       (2,557,215)                 (1,465,252)
                                                                          -------------------------    ------------------------
Net loss before extraordinary item                                                     (8,311,205)                 (6,068,994)

Extraordinary loss on early extinguishment of debt                                       (194,967)                           -
                                                                          -------------------------    ------------------------
Net loss                                                                          $    (8,506,172)           $     (6,068,994)

Series B preferred stock dividend                                                         (17,578)                   (131,503)
Series C redeemable preferred stock dividend and accretion                               (344,504)                   (109,179)
                                                                          -------------------------    ------------------------
Loss applicable to common shareholders                                            $    (8,868,254)           $     (6,309,676)
                                                                          =========================    ========================

Per share of Common Stock:
Net loss per share before extraordinary item                                                (0.15)                      (0.16)
Extraordinary loss per share on early extinguishment
        of debt                                                                             (0.00)                           -
                                                                          -------------------------    ------------------------
Net loss per share                                                                  $       (0.15)             $        (0.16)
                                                                          =========================    ========================
Series B preferred stock dividend per share                                                 (0.00)                      (0.00)

Series C redeemable preferred stock dividend and accretion per share                        (0.01)                      (0.00)
                                                                          -------------------------    ------------------------
Basic and diluted loss per share of Common Stock                                    $       (0.16)             $        (0.16)
                                                                          =========================    ========================
Basic and diluted weighted average shares outstanding                                   54,109,313                  38,320,832
                                                                          =========================    ========================

                   See accompanying condensed notes to unaudited interim consolidated financial statements

                                       CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                                             Unaudited Consolidated Statements of
                                             Operations For the three months ended
                                                  September 30, 1999 and 1998


                                                                               September 30,                September 30,
                                                                                    1999                        1998

                                                                          -------------------------    ------------------------
Revenues:
        Service revenue                                                             $    1,357,283             $       635,324
        Equipment sales and maintenance
                                                                                           239,403                     257,667
                                                                          -------------------------    ------------------------
                                                                                         1,596,686                     892,991
                                                                          -------------------------    ------------------------
Operating expenses:
        Cost of service revenue                                                            356,870                     164,347
        Cost of equipment sales and maintenance                                            123,956                     138,886
        General and administrative                                                       2,499,784                   2,160,587
        Depreciation and amortization                                                      513,935                     357,186
                                                                          -------------------------    ------------------------
                                                                                         3,494,545                   2,821,006
                                                                          -------------------------    ------------------------
Loss from operations                                                                   (1,897,859)                 (1,928,015)
                                                                          -------------------------    ------------------------

Other (expense):
        Minority interest in earnings                                                     (59,898)                    (34,946)
        Interest expense, net                                                            (969,982)                   (399,607)
                                                                          -------------------------    ------------------------

                                                                                       (1,029,880)                   (434,553)
                                                                          -------------------------    ------------------------
Net loss                                                                               (2,927,739)                 (2,362,568)

Series B preferred stock dividend                                                                -                    (48,147)
Series C redeemable preferred stock dividend and accretion                                (95,255)                    (66,992)
                                                                          -------------------------    ------------------------
Loss applicable to common shareholders                                            $    (3,022,994)           $     (2,477,707)
                                                                          =========================    ========================

Per share of Common Stock:
Net loss per share                                                                          (0.05)                      (0.05)
Series B preferred stock dividend per share                                                      -                      (0.00)
Series C redeemable preferred stock dividend and accretion per share                        (0.00)                      (0.00)
                                                                          -------------------------    ------------------------
Basic and diluted loss per share of Common Stock                                    $       (0.05)             $        (0.05)
                                                                          =========================    ========================
Basic and diluted weighted average shares outstanding                                  57,360,994                  50,429,994
                                                                          =========================    ========================

                   See accompanying condensed notes to unaudited interim consolidated financial statements


                                       CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                  Unaudited Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
                                        For the nine months ended September 30, 1999

                                    Series C Redeemable  Series B Preferred
                                       Preferred Stock        Stock
                                                                             Common Stock   Additional                     Total
                                    Outstanding            Outstanding       Outstanding      Paid-In    Accumulated  Shareholders'
                                      Shares     Amount   Shares  Amount   Shares    Amount   Capital      Deficit        Equity
                                    ---------- ---------- ------- ------ ---------- ------- ----------- ------------- -------------

Balance at December 31, 1998        10,119,614 $ 974,995   21,218 $   21 36,504,324 $36,504 $66,856,832  $(40,721,597)  26,171,760

Issuance of Common Stock:
 Conversion of Series B preferred stock      -         -  (20,955)   (21)   915,932     916        (895)            -            -
 Series B preferred stock dividends          -         -        -      -     76,672      77         (77)            -            -
 Payment of debt                             -         -        -      -  1,871,096   1,871     914,966             -      916,837

Discount on long-term debt                   -         -        -      -          -       -     608,350             -      608,350
Settlement of license dispute                                               525,000     525     138,915                    139,440
Conversion of subsidiary's stock                                            700,000     700        (700)
Series C redeemable preferred stock
 dividends and accretion                     -   344,504        -      -          -       -    (344,504)            -     (344,504)
Net loss
                                             -         -        -      -          -       -                (8,506,172)  (8,506,172)

                                    ========== ========== ======= ====== ========== ======= =========== =============  ===========
Balance at September 30, 1999       10,119,614 $1,319,499     263 $    - 40,593,024 $40,593 $68,172,887 $ (49,227,769) $18,985,711
                                    ========== ========== ======= ====== ========== ======= =========== =============  ===========


                   See accompanying condensed notes to unaudited interim consolidated financial statements

                                       CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                                          Unaudited Consolidated Statements of Cash
                                  Flows For the nine months ended September 30, 1999 and 1998


                                                                           September 30,             September 30,
                                                                               1999                      1998

                                                                       ----------------------    ----------------------
Cash flows from operating activities:
     Net loss                                                                 $  (8,506,172)            $  (6,068,994)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
             Minority interest                                                       178,682                    69,543
             Depreciation and amortization                                         1,454,125                   830,558
             Standstill agreement                                                          -                   182,914
             Settlement of license dispute                                           139,440                         -
             Extinguishment of debt                                                   94,847                         -
             Amortization of debt discount                                         1,297,752                   849,968
             Stock issued to employees                                                     -                     7,710
             Amortization of debt issuance costs                                     125,656                         -
             Options issued for services                                                   -                    15,040
             Change in operating assets and liabilities:
                  (Increase) in accounts receivable
                     and other receivables                                         (416,838)                 (204,491)
                  (Increase) in inventory                                           (47,222)                  (47,346)
                  (Increase) in deposits and prepaids                               (30,209)                  (58,322)
                  Increase in unearned revenues                                      270,980                   288,785
                  Increase (decrease) in accounts payable and
                      accrued liabilities                                        (2,723,342)                 1,027,071
                  Increase in other current liabilities                                4,000                 1,101,776
                                                                       ----------------------    ----------------------
Net cash used in operating activities                                            (8,158,301)               (2,005,788)
                                                                       ----------------------    ----------------------

Cash flows used in investing activities:
     Purchase of FCC licenses and rights to acquire licenses                       (134,332)                 (195,124)
     Purchases of property and equipment                                         (2,956,724)               (4,440,894)
                                                                       ----------------------    ----------------------
Net cash used in investing activities                                            (3,091,056)               (4,636,018)
                                                                       ----------------------    ----------------------

Cash flows from financing activities:
     Proceeds from issuance of securities                                                  -                 7,500,000
     (Increase) in debt issuance costs                                           (1,549,583)                 (144,852)
     Equity issuance costs                                                                 -                 (705,000)
     Payments of minority interest                                                  (74,049)                         -
     Payments of long-term debt                                                  (4,945,697)               (1,435,225)
     Proceeds from issuance of long-term debt                                     21,000,000                 1,982,351
                                                                       ----------------------    ----------------------

Net cash provided by financing activities                                         14,430,671                 7,197,274
                                                                       ----------------------    ----------------------

Net increase in cash                                                               3,181,314                   555,468
Cash at beginning of period                                                          578,677                   959,390
                                                                       ----------------------    ----------------------

Cash at end of period                                                           $  3,759,991             $   1,514,858
                                                                       ======================    ======================

                   See Note 10 for supplemental disclosure on non-cash investing and financing activities
                   See accompanying condensed notes to unaudited interim consolidated financial statements

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
     Condensed Notes to Unaudited Interim Consolidated Financial Statements
                               September 30, 1999


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The interim consolidated financial statements of Chadmoore Wireless Group, Inc. and subsidiaries (collectively "Chadmoore" or the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period. Additionally, certain prior period amounts have been reclassified to conform to 1999 presentation.

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

 (2)     MANAGEMENT PLANS

The Company's Independant Accountant's report for the year ended December 31, 1998 includes an explanatory paragraph which expresses substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a working capital deficiency of $9,684,497 that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described below. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that during the next twelve months it will require a significant amount of capital for full-scale implementation of its SMR services, ongoing operating expenses and debt service. To meet such funding requirements the Company anticipates obtaining additional funding including the possible funding of an additional $400,000 under the GATX Facility, pursuing similar financing arrangements with other institutional investors and lenders and selling additional equity instruments.

While the Company believes that it has developed adequate contingency plans, the failure to consummate the aforementioned potential financing as currently contemplated, or at all, could have a material adverse effect on the Company, including the risk of liquidation of assets or bankruptcy. Current contingency plans may include selling selected channels and focusing solely on the Company's current 93 markets in which commercial service has already been implemented. This latter course might entail ceasing further system expansion in existing markets and reducing corporate staff to the minimal level necessary to administer such markets. The

Company believes that this strategy would provide sufficient time and resources to raise additional capital or sell selected channels in order to resume its growth. However, there can be no assurances that this or any of the Company's contingency plans would adequately address the aforementioned risks, or that the Company will attain overall profitability once it has achieved its additional financing.


(3)      ASSET ACQUISITION

On June  1,  1999  the  Company  entered  into an  Asset  Acquisition  Agreement
("Agreement")  with  American  Wireless  Network,  Inc.  ("American")  where the
Company will acquire 16 ten-channel 900 Mhz wide-area licenses in seven Metropolitan Trading Areas ("MTA's"). In consideration the Company will assume approximately $1.4 million of American's outstanding debt with the Federal Communications Commission ("FCC") as well as American receiving 7.5% ownership in the MTA's operations. In addition, American will receive a warrant to purchase 50,000 shares of the Company's Common Stock at an exercise price of $0.50 per share. In connection with the Agreement, the Company entered into an operating lease with American for certain SMR equipment with payments totaling $720,000 over the next six years and assumed other operating leases with obligations totaling approximately $25,000 per month. However, the Agreement is contingent upon the completion of the FCC approval and transfer process.

In addition, the Company has entered into a management agreement whereby the Company will perform as contractor and agent on behalf of American for all managerial functions involved with operation of the stations, under the oversight and direction of American, until such time as all licenses have completed the FCC approval and transfer process. Pursuant to this management agreement the Company is responsible, subject to the oversight of American, for the billing and collection of all revenues and the payment of all operating expenses associated with the operation of these stations. The Company will also make the required interest only payments on the outstanding debt with the FCC totaling approximately $8,100 per month. The Company's compensation for managing such sites will be 100% of the gross revenues, less the costs mentioned above, provided that the net profit of any station does not exceed $30,000 per calendar month, if any station's profit exceeds $30,000 per calendar month the Company shall pay any excess profit to American. During the nine months ended September 30, 1999 the net of the revenues and expenses associated with this agreement totaled a loss of approximately $105,000.

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

Intangible assets consist of the following:

                                       September 30,        December 31,
                                           1999                 1998
                                        (Unaudited)
                                     ------------------   ------------------

    FCC licenses                           $36,904,268         $ 37,669,351
    Rights to acquire FCC licenses           4,161,169            3,985,133
                                     ------------------   ------------------
                                            41,065,437           41,654,484
    Less accumulated amortization            (860,358)
                                                                  (536,472)
                                     ------------------   ------------------
                                           $40,205,079         $ 41,118,012
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

Estimated useful lives of property and equipment are as follows:


              Buildings                                      40 years
              Leasehold improvements                          5 years
              SMR systems and equipment                      10 years
              Furniture and office equipment                  5 years

The recorded amount of property and equipment capitalized and the related accumulated depreciation and amortization is as follows:



                                                    September 30,  December 31,
                                                         1999          1998
                                                     (Unaudited)
                                                    -----------    -----------

  Land                                                $ 102,500      $ 102,500
  Buildings and improvements                            413,086        395,659
  SMR systems and equipment                          16,016,556     12,862,618
  SMR systems in process                                229,000        554,200
  Furniture and office equipment                        411,439        310,886
                                                    -----------    -----------
                                                     17,172,581     14,225,863
  Less accumulated depreciation and amortization     (2,664,341)    (1,544,110)
                                                    -----------    -----------
                                                    $14,508,240    $12,681,753
                                                    ===========    ===========

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

On March 2, 1999, pursuant to the GATX Facility, the Company borrowed $13.5 million from GATX. On August 2, 1999 GATX elected to increase the aggregate principal amount of the GATX Facility to $27 million. On August 4, 1999 and October 28, 1999 the Company borrowed an additional $7.5 million and $5.6 million, respectively, under the GATX Facility, leaving approximately $400,000 available for future borrowings at the sole and absolute discretion of GATX, subject to substantially the same terms as the previous borrowings. Loans were made at an interest rate fixed at the time of the funding based on five-year US Treasury notes plus 5.5% and payable over five-years following a one year interest only period. Quarterly principal payments of approximately $1.3 million are to commence June 30, 2000. Warrants to purchase up to 1,822,500 shares of the Company's Common Stock at an exercise price of $0.39 per share were also issued to the Lender ("GATX Warrants"). The loan is secured by substantially all the assets of the Company.

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

On September 24, 1999 the Company entered into a note payable with Motorola, bearing interest at 10.75% annually, with a face value of $1,673,000 payable with a down payment of $300,000 and 8 monthly payments of $139,449 commencing October 25, 1999.

(7) EQUITY TRANSACTIONS

PREFERRED STOCK CONVERSIONS

On December 23, 1997, the Company completed a private placement of Series B Convertible Preferred Stock (the "Series B Preferred"). During the nine months ended September 30, 1999 the holders of the Series B Preferred converted 20,955 shares of Series B Preferred into 915,932 shares of Common Stock. Dividends on such shares of Series B Preferred were $17,578, which was paid with 76,672 shares of the Company's Common Stock.

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

(9)      MINORITY INTERESTS

As discussed in the 1998 Form 10-KSB, the Company sold restricted Common Stock in its subsidiary, CCI, to a third party totaling 700,000 shares. On August 25, 1999, the holder of such shares elected to convert these shares of CCI to 700,000 shares of Chadmoore Wireless Group Common Stock.

(10)             NON-CASH EVENTS

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 1999, the Company had the following non-cash investing and financing activities. Conversion of 20,955 shares of Series B Preferred into 915,932 shares of Common Stock. Issuance of 76,672 shares of Common Stock for Series B Preferred dividends. Issuance of 1,871,096 shares of the Company's restricted Common Stock which represented $916,837 of payment towards principal and interest of the New Debenture. The issuance of $139,857 of notes payable, net of discount, to exercise certain license options.

During the nine months ended September 30, 1998 the Company had the following non-cash investing and financing activities. The issuance of 108,500 shares of Common Stock to employees for compensation. The issuance of $6,220,589 of notes payable, net of discount, to exercise certain license options. Conversion of 182,782 shares of Series B Preferred into 3,912,225 shares of Common Stock. Issuance of 83,254 shares of Common Stock for Series B Preferred dividends. Issuance of 11,400 shares of Common Stock for $32,890 of Common Stock previously subscribed. Issuance of 800,000 shares of Common Stock with a value of $352,000, for exercise of certain license options. Issuance of 31,000 shares of Common Stock to a license holder. Issuance of 290,765 shares of Common Stock for prepaid professional services. Issuance of 335,000 shares of Common Stock for the purchase of fixed assets.

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR TAXES AND INTEREST

During the nine months ended September 30, 1999 and 1998 the Company paid no cash for taxes. During the nine months ended September 30, 1999 and 1998 the Company paid cash for interest of $1,035,842 and $168,113, respectively.

(11) RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 1999 and 1998 the Company paid $1,379,092 and $633,642, respectively to Private Equity Partners ("PEP"), for professional services associated with equity and debt financings. Mark F. Sullivan, a Director of the Company, is an owner and managing partner of PEP.

The Company and Recovery Equity Investors II L.P. ("Recovery") entered into an advisory agreement commencing on May 1, 1998 and ending on the fifth anniversary. The advisory agreement stipulates the Recovery shall devote such time and effort to the performance of providing consulting and management advisory services for the Company as deemed necessary by Recovery. In consideration of the consultant's provision of the services to the Company, the Company is obligated to pay Recovery an annual fee of $312,500 beginning on the first anniversary which shall be paid in advance, in equal monthly installments, reduced by the Redeemable Preferred dividends paid in the preceding twelve months. During the nine months ended September 30, 1999 the Company paid Recovery $130,207 in advisory fees. Jeffrey A. Lipkin and Joseph J. Finn-Egan, managing partners of Recovery, are Directors of the Company.

(12)     COMMITMENTS AND CONTINGENCIES

LICENSE OPTION AND MANAGEMENT AGREEMENT CONTINGENCIES

Goodman/Chan Waiver. Nationwide Digital Data Corp. and Metropolitan Communications Corp. among others (collectively, "NDD/Metropolitan"), traded in the selling of SMR application preparation and filing services, and in some instances construction services to the general public. Most of the purchasers in these activities had little or no experience in the wireless communications industry. Based on evidence that NDD/Metropolitan had not fulfilled their construction and operation obligations to over 4,000 applicants who had received FCC licenses through NDD/Metropolitan, the Federal Trade Commission ("FTC") filed suit against NDD/Metropolitan in January, 1993, in the Federal District Court for the Southern District of New York ("District Court"). The District Court appointed Daniel R. Goodman (the "Receiver") to preserve the assets of NDD/Metropolitan. In the course of the Receiver's duties, he together with a licensee, Dr. Robert Chan, who had received several FCC licenses through NDD/Metropolitan's services, filed a request to extend the construction period for each of approximately 4,000 SMR stations. At that time, licensees of most of the stations included in the waiver request ("Receivership Stations") were subject to an eight-month construction period. On May 24, 1995, the FCC granted the request for extension. The FCC reasoned that the Receivership Stations were subject to regulation as commercial mobile radio services stations, but had not been granted the extended construction period awarded, by the FCC, to all CMRS licensees. Thus, in an effort to be consistent in its treatment of similarly situated licensees, the FCC granted the licensee petitioners an additional four months in which to construct and place the Receivership Stations in operation (the "Goodman/Chan Waiver"). The Goodman/Chan Waiver became effective upon publication in the Federal Register on August 27, 1998. Moreover, the FCC released a list on October 9, 1998 which purported to clarify the status of relief eligibility for licenses subject to the August 27, 1998 decision. Subsequently the FCC also released a purported final list of the Receivership Stations.

On the basis of a previous request for assistance to the FCC's Licensing Division by the Company, the FCC examined and marked a list provided by the Company. The FCC's markup indicated those stations held by the Company or subject to management and option agreements, which the FCC considered to be, at that time, Receivership Stations and/or stations considered "similarly situated" and thus eligible for relief. From this communication, the Company believes that approximately 800 of the licenses that it owns or manages are Receivership Stations or otherwise entitled to relief as "similarly situated" licensees. For its own licenses and under the direction of each licensee for managed stations, the Company proceeded with timely construction of those stations which the Company reasonably believes to be Receivership Stations or otherwise entitled to relief. The Company received relief on approximately 150 licenses under the Goodman/Chan proceedings and from the official communication from the FCC, the Company believes that approximately 650 licenses should be eligible for relief as "similarly situated". Initial review of the Commission's Goodman/Chan Order indicated a potentially favorable outcome for the Company as it pointed to a grant of relief for a significant number of the Company's owned and/or managed licenses which were subject to the outcome of the Goodman/Chan decision. However, on October 9, 1998 a release from the Offices of the Commercial Wireless Division of the FCC's Wireless Telecommunication Bureau announced that because of a technicality relating to the actual filing dates of the construction deadline waiver requests by certain of the subject licensees, some licenses which the FCC staff earlier had stated would be eligible for construction extension waivers due to the similarity of circumstances between those licensees and the Goodman/Chan licensees, would not actually be granted final construction waivers. The Commission has subsequently begun a process of deleting certain of the Company's licenses in this category from its official licensing database. Prior to the release of the October 9, 1998, Public Notice, the Company constructed and placed into operation certain licenses from this category based on information received from the FCC and the Receiver. The Company is in the process of determining which licenses have in fact been deleted; however, due to the continuing disparity between the FCC's lists and its subsequent treatment of such lists as well as continuing modification of the FCC's license database, the Company is uncertain as to which, if any, will remain deleted under the FCC's current procedures.

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

The dismissal of the Petitions, while a problem for the other parties before the court, appears not to be a bar to the Company's efforts to seek relief in this instance, but simply requires that the Company await the FCC's action on the Company's pending Petition for Reconsideration. In reviewing the Court's opinion, the Company's Management believes that the court has left open the possibility of a rehearing on the merits should the FCC fail to act affirmatively, in the interim, on timely filed and pending Petitions for Reconsideration of the October 9, 1998 list. Thus, as Chadmoore was the only party before the court which had timely filed such a petition, Management believes the potential for a rehearing on the merits would be applicable only to Chadmoore should the FCC not act affirmatively on Chadmoore's pending Petition for Reconsideration.

Accordingly, Chadmoore has initiated discussions with officials in Washington in an effort to obtain affirmative action at the FCC on the pending Petition for Reconsideration. Nevertheless, On November 9, 1999 the FCC's Commercial Wireless Division Chief entered a decision denying Chadmoore's Petition for Reconsideration. This staff level opinion is not binding upon the Commission, and the Company has a legal right to seek an internal FCC review through application to the Commission, as well as an ultimate right to seek redress in the United States Court of Appeals for the District of Columbia Circuit. At this time, Management has not had sufficient time to review the staff decision and consult with counsel to determine its ultimate strategy for the handling of this item, but Managements' initial reaction is that an internal FCC appeal could prove beneficial. However, should such efforts not prove fruitful, Management believes the way is clear for a hearing on the merits of the case in the United States Court of Appeals for the District of Columbia Circuit. Due to the uncertainty surrounding both the FCC's administrative process in managing review of this matter and the docket calendar of the court, it is not possible, at this time, for Management to predict, with any reasonable level of reliability, a timetable for when action on these pending matters will be concluded. Approximately 650 of those licenses purchased by or under option and management agreements with the Company are among those which the FCC initially has refused to afford relief pursuant to the Commercial Wireless Division's October 9, 1998, Public Notice. Thus, it is reasonably possible (as defined by Financial Accounting Standards Board #5) that the Company's owned and/or managed licenses which are encompassed within the denial of relief pursuant to the October 9, 1998 Public Notice, could be permanently canceled by the FCC for failure to comply with its construction requirements. If these licenses are in fact cancelled by the FCC, it would result in the loss of licenses with a book value of approximately $6,200,000 and the loss of certain subscribers to the Company's services, which could result in a material adverse effect on the Company's financial condition, results of operations and liquidity and could result in possible fines and/or forfeitures levied by the FCC. The Company has prepared these estimates based on the best information available at the time of this filing. Once again, there has been no list published by the FCC in this matter which the Company feels it may rely upon. Therefore, the Company has pursued the above-described litigation to clarify this matter. Based on the preceding, no provision has been made in the accompanying unaudited interim consolidated financial statements.

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

PURCHASE COMMITMENT

In October 1996, the Company signed a purchase agreement with Motorola to purchase approximately $10 million of Motorola radio communications equipment, including Motorola Smartnet II trunked radio systems. Such purchase agreement required that the equipment be purchased within 30 months of its effective date. On March 10, 1998, the effective period of the Motorola purchase agreement was extended from 30 months to 42 months. As of September 30, 1999, the Company had purchased approximately $6.5 million toward this purchase commitment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following is a discussion of the consolidated financial condition and results of operations of Chadmoore Wireless Group, Inc., together with its subsidiaries (collectively "Chadmoore" or the "Company"), for the nine months ended September 30, 1999. This discussion should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1998 (the "1998 Form 10-KSB").

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation, fluctuations in demand, loss of subscribers, the quality and price of similar or comparable wireless communications services, well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to complete intended market roll-out, access to sources of capital, adverse results in pending or threatened litigation, consequences of actions by the FCC, and general economics. Forward looking statements in this form include statements regarding (i) the Company's plan of operation, (ii) the Company's future service revenue and equipment sales and maintenance revenue, (iii) the Company's capital requirements, (iv) the Company's ability to obtain funding, and (v) the Company's Year 2000 compliance. See the Company's 1998 Form 10-KSB.

RESULTS OF OPERATIONS

A. NINE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1998

Total revenues for the nine months ended September 30, 1999 increased $2,241,212 or 104.7%, to $4,381,826 from $2,140,614 for the nine months ended September 30, 1998, reflecting increases of $2,102,631 and $138,581, or 139.7% and 21.8%, in
service revenue and equipment sales and maintenance revenue, respectively. Consistent with the Company's plan of operation to focus on recurring revenues by selling its commercial Specialized Mobile Radio ("SMR") service through independent dealers, the proportion of total revenues generated by service revenue increased to 82.3% for the nine months ended September 30, 1999 from 70.3% for the nine months ended September 30, 1998. The Company anticipates that the proportion of total revenues from service revenue will continue to increase in future periods. The Company has relied on an indirect distribution method where as the local dealer rather than the Company sells, installs, and services the radio equipment and records the revenues and costs associated therewith while the Company receives the recurring revenue associated with the sale of airtime (service revenue). In addition to the sale of airtime the Company is currently exploring other revenue generating opportunities. These include the renting of equipment in conjunction with the sale of airtime, maintenance contracts and direct distribution in markets where the Company has determined indirect distribution is not beneficial. During the three months ended September 30, 1999 the Company began to implement some of the methods however as of September 30, 1999 the Company has yet to recognize any material revenue from these opportunities.

The $2,102,631 or 139.7% increase in service revenue, from $1,504,684 for the nine months ended September 30, 1998 to $3,607,315 for the nine months ended September 30, 1999, was driven by an increase of approximately 16,800 subscribers utilizing the Company's SMR systems, an increase of 82.4%, from approximately 20,400 at September 30, 1998 to approximately 37,200 at September 30, 1999. The increase in subscribers was primarily due to full-scale implementation of service in new markets as well as continued growth in existing markets. Average pricing per subscriber unit remained comparable during both periods.

The increase in equipment sales and maintenance revenue of $138,581 or 21.8%, from $635,930 for the nine months ended September 30, 1998 to $774,511 for the nine months ended September 30, 1999, was attributable to the increased availability of capital during the first six months of 1999 as compared to the same period in 1998. The Company anticipates that equipment sales and maintenance revenue will remain relatively constant and account for a slightly declining share of total revenues in the future.

Cost of service revenue increased by $618,144, or 175.5%, from $352,212 for the nine months ended September 30, 1998 to $970,356 for the nine months ended September 30, 1999. This increase was primarily due to SMR system site expenses associated with additional markets being commercialized as well as the marginal costs associated with increased capacity being used in the Company's existing markets. Gross margin on service revenue decreased from 76.6% for the nine months ended September 30,

1998 to 73.1% for the nine months ended September 30, 1999. This is attributed to an increased number of markets that have not yet reached the maturity stage and therefore have yet to generate significant operating margins.

Cost of equipment sales and maintenance revenue increased by $92,871, or 26.3%, from $352,726 for the nine months ended September 30, 1998 to $445,597 for the nine months ended September 30, 1999. This increase is due to the increase in equipment sales and maintenance revenue from the related periods. Gross margin on equipment sales and maintenance revenue decreased from 44.5% for the nine months ended September 30, 1998 to 42.5% for the nine months ended September 30, 1999. This is attributable to a higher level of sales being derived from equipment sales as opposed to maintenance. In general, maintenance has a lower cost of sales associated with it and therefore a higher gross margin than equipment revenue.

General and administrative expenses increased by $2,056,878, or 39.5%, from $5,208,860 for the nine months ended September 30, 1998 to $7,265,738 for the nine months ended September 30, 1999. Salaries, wages, and benefits expense (a component of general and administrative expenses) increased by $814,485 or 38.9%, from $2,092,797 for the nine months ended September 30, 1998 to $2,907,282 for the nine months ended September 30, 1999. This increase is primarily due to personnel additions, largely in operational areas, made in connection with the Company's transition from aggregating SMR spectrum to constructing, marketing, and rolling out commercial SMR service. Relative to total revenues, salaries, wages, and benefits expense was 66.3% for the nine months ended September 30, 1999 compared with 97.8% for the nine months ended September 30, 1998. Remaining general and administrative expense increased 39.9% or $1,242,393, from $3,116,063 for the nine months ended September 30, 1998 to $4,358,456 for the nine months ended September 30, 1999. The increase in the remaining general and administrative expense was primarily due to increases of approximately $40,000 in advertising and marketing, which is in line with the revenue growth, $170,000 in expense associated with non-commercial markets, $320,000 in professional fees associated with potential acquisitions, securing of additional funding and consulting fees, $80,000 in legal expenses associated with increased litigation, $155,000 in customer acquisition costs paid to dealers in the Company's indirect distribution channels, which is also in line with the revenue growth, $120,000 increase in travel and entertainment expense, which is associated increased travel of sales employees within the Company's operating territories, increased travel of executives in connection with potential acquisitions, increased legal affairs and the securing of funding and $139,000 of expense associated with a legal settlement of which there was no such expense in the same period during 1998.

Depreciation and amortization expense increased $623,567 or 75.1%, from $830,558 for the nine months ended September 30, 1998 to $1,454,125 for the nine months ended September 30, 1999, reflecting larger amounts of licenses and infrastructure placed in service associated with construction and implementation of new commercial sites.

Due to the foregoing, total operating expenses increased $3,391,460 or 50.3%, from $6,744,356 for the nine months ended September 30, 1998 to $10,135,816 for the nine months ended September 30, 1999, and the Company's loss from operations increased by $1,150,248 or 25.0%, from $4,603,742 to $5,753,990, for such respective periods.

Interest expense, net of interest income, increased 1,165,738, or 96.1%, from $1,212,795 for the nine months ended September 30, 1998 to $2,378,533 for the nine months ended September 30, 1999, due to higher debt balances associated with new loan facilities.

Based on the foregoing, the Company's net loss before extraordinary item increased $2,242,211 or 36.9%, from $6,068,994 for the nine months ended September 30, 1998 to $8,311,205 for the nine months ended September 30, 1999.

During the nine months ended September 30, 1999 the Company had an extraordinary loss of $194,967 and there was no such charge in the same period last year. This charge was due to the write off of debt issuance costs and prepayment penalties associated with the prepayment and termination of certain credit facilities, which were replaced with the GATX Facility (as defined below).

The Company's net loss increased $2,437,178 or 40.2%, from $6,068,994 for the nine months ended September 30, 1998 to $8,506,172 for the nine months ended September 30, 1999. This increase was primarily the result of an increase of $1,150,248 in loss from operations and an increase in other expenses of $1,091,963.

B. THREE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Total revenues for the three months ended September 30, 1999 increased $703,695 or 78.8%, to $1,596,686 from $892,991 for the three months ended September 30, 1998, reflecting an increase of $721,959, or 113.6% in service revenue, which was off-set partially by a decrease of $18,264, or 7.1% in equipment sales and maintenance revenue. The proportion of total revenues generated by service revenue increased to 85.0% for the three months ended September 30, 1999 from 71.1% for the three months ended September 30, 1998.

The $721,959 or 113.6% increase in service revenue, from $635,324 for the three months ended September 30, 1998 to $1,357,283 for the three months ended September 30, 1999, was driven by the same increase in subscribers. The increase in subscribers was primarily due to full-scale implementation of service by the Company in new markets as well as continued growth in existing markets.

The decrease in equipment sales and maintenance revenue of $18,264 or 7.1%, from $257,667 for the three months ended September 30, 1998 to $239,403 for the three months ended September 30, 1999, was attributable to the normal fluctuations and unpredictability of equipment sales. The Company anticipates equipment sales and maintenance revenue to remain relatively constant in future periods.

Cost of service revenue increased by $192,523, or 117.1%, from $164,347 for the three months ended September 30, 1998 to $356,870 for the three months ended September 30, 1999. This increase was primarily due to SMR system site expenses associated with additional markets being commercialized as well as the marginal costs associated with increased capacity being used in the Company's existing markets. Gross margin on service revenue was 73.7% for the three months ended September 30, 1999 which was approximately the same as the 74.1% for the three months ended September 30, 1998.

Cost of equipment sales and maintenance revenue decreased by $14,930, or 10.7%, from $138,886 for the three months ended September 30, 1998 to $123,956 for the three months ended September 30, 1999. This decrease is due to the decrease in equipment sales and maintenance revenue from the related periods. Gross margin on equipment sales and maintenance revenue increased from 46.1% for the three months ended September 30, 1998 to 48.2% for the three months ended September 30, 1999. This is attributable to an increased proportion of equipment sales being derived from higher margin used equipment.

General and administrative expenses increased by $339,197, or 15.7%, from $2,160,587 for the three months ended September 30, 1998 to $2,499,784 for the three months ended September 30, 1999. Salaries, wages, and benefits expense (a component of general and administrative expenses) increased by $184,825 or 23.0%, from $803,686 for the three months ended September 30, 1998 to $988,511 for the three months ended September 30, 1999. This increase is primarily due to personnel additions, largely in operational areas, made in connection with the Company starting to transition from aggregating SMR spectrum to constructing, marketing, and rolling out commercial SMR service. Relative to total revenues, salaries, wages, and benefits expense was 61.9% for the three months ended September 30, 1999 compared with 90.0% for the three months ended September 30, 1998. Remaining general and administrative expense increased 11.4% or $154,372, from $1,356,901 for the three months ended September 30, 1998 to $1,511,273 for the three months ended September 30, 1999. The increase in the remaining general and administrative expense was primarily due to an increases of approximately $100,000 in travel and entertainment associated with increased travel of sales employees within the Company's operating territories and increased travel of executives in connection with legal affairs and the securing of funding and an expense of $139,435 associated with the settlement of a lawsuit of which there is no such comparable item during the same period in 1998. This was off-set partially by a decrease in sales and marketing expense. In an effort to decrease the costs of marketing the Company has internalized a majority of it's marketing efforts by adding certain key employees with extensive marketing experience.

Depreciation and amortization expense increased $156,749 or 43.9%, from $357,186 for the three months ended September 30, 1998 to $513,935 for the three months ended September 30, 1999, reflecting larger amounts of licenses and infrastructure placed in service associated with construction and implementation of new commercial sites.

Due to the foregoing, total operating expenses increased $673,539 or 23.9%, from $2,821,006 for the three months ended September 30, 1998 to $3,494,545 for the three months ended September 30, 1999. The Company's loss from operations decreased by $30,156 or 1.6%, from $1,928,015 to $1,897,859, for such respective periods.

Interest expense, net of interest income, increased 570,375, or 142.7%, from $399,607 for the three months ended September 30, 1998 to $969,982 for the three months ended September 30, 1999, due to higher debt balances associated with new loan facilities.

Based on the foregoing, the Company's net loss increased $565,171 or 23.9%, from $2,362,568 for the three months ended September 30, 1998 to $2,927,739 for the three months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have been and will continue to be significant. The Company believes that during the next twelve months it will require substantial additional funding. Approximately $13.5 million was funded in March of 1999, $7.5 million was funded in August 1999 and additional $5.6 million was funded in October 1999 under a debt facility with GATX Capital Corporation (the "GATX Facility) (see 1998 Form 10-KSB for a complete description of the GATX Facility). Additional amounts will be required for commercial implementation of its SMR services and ongoing operating expenses. To meet such funding requirements the Company anticipates obtaining additional funding including the possible funding of an additional $400,000 under the GATX Facility, pursuing similar financing arrangements with other institutional investors and lenders and selling additional equity instruments. There can be no assurances that the Company will be able to successfully obtain the additional financings currently contemplated, or otherwise be able to obtain sufficient financing to consummate the Company's business plan.

The Company anticipates, based on its current plans and assumptions relating to its growth and operations, that the proceeds from the completed financings and planned revenues will not be sufficient to satisfy the Company's contemplated cash requirements for the next 12 months and that the Company will be required to raise additional funds. In addition, in the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, delays, problems, or otherwise), the Company may be required to seek additional funding sooner than anticipated. The Company believes it has developed adequate contingency plans, however, the failure to consummate the additional funding arrangements or the sale of additional equity instruments, could have a material adverse effect on the Company, including the risk of liquidation of assets or bankruptcy. Such contingency plans include pursuing similar financing arrangements with other institutional investors and lenders, selling selected channels, and focusing solely on the 93 markets in which commercial service has already been implemented. This latter course might entail ceasing further system expansion in such markets (which in the aggregate are generating positive cash flow) and reducing corporate staff to the minimal level necessary to administer such markets. The Company believes that this strategy could provide sufficient time and resources to raise additional capital or sell selected channels in order to resume its growth. However, there can be no assurances that this or any of the Company's contingency plans would adequately address the aforementioned risks, or that the Company will attain overall profitability.

The Company's auditors' opinion for the year ended December 31, 1998 includes an explanatory paragraph which expresses substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Item 1, Footnote 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Item 1, Footnote 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. (See 1998 Form 10-KSB)

During the nine months ended September 30, 1999 and 1998, the Company used net cash in operating activities of $8,158,301 and $2,005,788, respectively. The major non-operations use of cash for the nine months ended September 30, 1999 and 1998 was the acquisition of communications assets for expansion and capacity upgrades. The major non-operations source of cash for the nine months ended September 30, 1999 and 1998 was proceeds from the issuance of long-term debt and equity.

YEAR 2000 ISSUES

The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results.

The Company has addressed its state of readiness for Year 2000 and Management believes that the Company will be compliant by the end of 1999. The Company has evaluated and upgraded its internal hardware and software that enables the Company to load subscribers, capture call records, generate customer bills and facilitate internal communications. All internal hardware and software has been fully tested. The Company has purchased the necessary hardware and software and Management believes that all the necessary Year 2000 compliant hardware and software has been implemented.

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

ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 1999 all the Company's long term debt bears fixed interest rates, however, the fair market value of this debt is sensitive to changes in prevailing interest rates. The Company runs the risk that market rates will decline and the required payments will exceed those based on the current market rate. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Goodman/Chan Waiver. Nationwide Digital Data Corp. and Metropolitan Communications Corp. among others (collectively, "NDD/Metropolitan"), traded in the selling of SMR application preparation and filing services, and in some instances construction services to the general public. Most of the purchasers in these activities had little or no experience in the wireless communications industry. Based on evidence that NDD/Metropolitan had not fulfilled their construction and operation obligations to over 4,000 applicants who had received FCC licenses through NDD/Metropolitan, the Federal Trade Commission ("FTC") filed suit against NDD/Metropolitan in January, 1993, in the Federal District Court for the Southern District of New York ("District Court"). The District Court appointed Daniel R. Goodman (the "Receiver") to preserve the assets of NDD/Metropolitan. In the course of the Receiver's duties, he together with a licensee, Dr. Robert Chan, who had received several FCC licenses through NDD/Metropolitan's services, filed a request to extend the construction period for each of approximately 4,000 SMR stations. At that time, licensees of most of the stations included in the waiver request ("Receivership Stations") were subject to an eight-month construction period. On May 24, 1995, the FCC granted the request for extension. The FCC reasoned that the Receivership Stations were subject to regulation as commercial mobile radio services stations, but had not been granted the extended construction period awarded, by the FCC, to all CMRS licensees. Thus, in an effort to be consistent in its treatment of similarly situated licensees, the FCC granted the licensee petitioners an additional four months in which to construct and place the Receivership Stations in operation (the "Goodman/Chan Waiver"). The Goodman/Chan Waiver became effective upon publication in the Federal Register on August 27, 1998. Moreover, the FCC released a list on October 9, 1998 which purported to clarify the status of relief eligibility for licenses subject to the August 27, 1998 decision. Subsequently the FCC also released a purported final list of the Receivership Stations.

On the basis of a previous request for assistance to the FCC's Licensing Division by the Company, the FCC examined and marked a list provided by the Company. The FCC's markup indicated those stations held by the Company or subject to management and option agreements, which the FCC considered to be, at that time, Receivership Stations and/or stations considered "similarly situated" and thus eligible for relief. From this communication, the Company believes that approximately 800 of the licenses that it owns or manages are Receivership Stations or otherwise entitled to relief as "similarly situated" licensees. For its own licenses and under the direction of each licensee for managed stations, the Company proceeded with timely construction of those stations which the Company reasonably believes to be Receivership Stations or otherwise entitled to relief. The Company received relief on approximately 150 licenses under the Goodman/Chan proceedings and from the official communication from the FCC, the Company believes that approximately 650 licenses should be eligible for relief as "similarly situated". Initial review of the Commission's Goodman/Chan Order indicated a potentially favorable outcome for the Company as it pointed to a grant of relief for a significant number of the Company's owned and/or managed licenses which were subject to the outcome of the Goodman/Chan decision.
However, on October 9, 1998 a release from the Offices of the Commercial Wireless Division of the FCC's Wireless Telecommunication Bureau announced that because of a technicality relating to the actual filing dates of the construction deadline waiver requests by certain of the subject licensees, some licenses which the FCC staff earlier had stated would be eligible for construction extension waivers due to the similarity of circumstances between those licensees and the Goodman/Chan licensees, would not actually be granted final construction waivers. The Commission has subsequently begun a process of deleting certain of the Company's licenses in this category from its official licensing database. Prior to the release of the October 9, 1998, Public Notice, the Company constructed and placed into operation certain licenses from this category based on information received from the FCC and the Receiver. The Company is in the process of determining which licenses have in fact been deleted; however, due to the continuing disparity between the FCC's lists and its subsequent treatment of such lists as well as continuing modification of the FCC's license database, the Company is uncertain as to which, if any, will remain deleted under the FCC's current procedures.

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

The dismissal of the Petitions, while a problem for the other parties before the court, appears not to be a bar to the Company's efforts to seek relief in this instance, but simply requires that the Company await the FCC's action on the Company's pending Petition for Reconsideration. In reviewing the Court's opinion, the Company's Management believes that the court has left open the possibility of a rehearing on the merits should the FCC fail to act affirmatively, in the interim, on timely filed and pending Petitions for Reconsideration of the October 9, 1998 list. Thus, as Chadmoore was the only party before the court which had timely filed such a petition, Management believes the potential for a rehearing on the merits would be applicable only to Chadmoore should the FCC not act affirmatively on Chadmoore's pending Petition for Reconsideration.

Accordingly, Chadmoore has initiated discussions with officials in Washington in an effort to obtain affirmative action at the FCC on the pending Petition for Reconsideration. Nevertheless, On November 9, 1999 the FCC's Commercial Wireless Division Chief entered a decision denying Chadmoore's Petition for Reconsideration. This staff level opinion is not binding upon the Commission, and the Company has a legal right to seek an internal FCC review through application to the Commission, as well as an ultimate right to seek redress in the United States Court of Appeals for the District of Columbia Circuit. At this time, Management has not had sufficient time to review the staff decision and consult with counsel to determine its ultimate strategy for the handling of this item, but Managements' initial reaction is that an internal FCC appeal could prove beneficial. However, should such efforts not prove fruitful, Management believes the way is clear for a hearing on the merits of the case in the United States Court of Appeals for the District of Columbia Circuit. Due to the uncertainty surrounding both the FCC's administrative process in managing review of this matter and the docket calendar of the court, it is not possible, at this time, for Management to predict, with any reasonable level of reliability, a timetable for when action on these pending matters will be concluded. Approximately 650 of those licenses purchased by or under option and management agreements with the Company are among those which the FCC initially has refused to afford relief pursuant to the Commercial Wireless Division's October 9, 1998, Public Notice. Thus, it is reasonably possible (as defined by Financial Accounting Standards Board #5) that the Company's owned and/or managed licenses which are encompassed within the denial of relief pursunt to the October 9, 1998 Public Notice, could be permanently canceled by the FCC for failure to comply with its construction requirements. If these licenses are in fact cancelled by the FCC, it would result in the loss of licenses with a book value of approximately $6,200,000 and the loss of certain subscribers to the Company's services, which could result in a material adverse effect on the Company's financial condition, results of operations and liquidity and could result in possible fines and/or forfeitures levied by the FCC. The Company has prepared these estimates based on the best information available at the time of this filing. Once again, there has been no list published by the FCC in this matter which the Company feels it may rely upon. Therefore, the Company has pursued the above-described litigation to clarify this matter. Based on the preceding, no provision has been made in the accompanying unaudited interim consolidated financial statements.

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

On January 22, 1999, CCI reached a settlement in principle of the dispute. The settlement was reduced to a comprehensive written settlement agreement which became effective on March 5, 1999. Under the terms of the settlement, Peacock will receive (1) certain rights with respect to a finder's preference pending against a five-channel SMR station in Memphis, Tennessee (WNZR202); (2) certain rights with respect to other finder's preference proceedings which are determined by CCI in its sole discretion to be undesirable; and (3) 10% of the independently determined value of the wide area license, if any, issued as a result of a certain finder's preference proceeding filed by CCI. Under the terms of the settlement, CCI will receive a right of first refusal with respect to certain assets belonging to Peacock. In addition, the settlement contains mutual general releases and covenants to dismiss pending proceedings. On March 5, 1999, CCI and Peacock executed a Voluntary Dismissal With Prejudice of all claims asserted in the District Court litigation. However, despite CCI's demand, Peacock has refused to dismiss a finder's preference proceeding concerning station WZC790 in Memphis, Tennessee, which is owned by a subsidiary of the Company. For his part, Peacock is contending that CCI is in breach of the Settlement Agreement because of CCI's action with respect to the finder's preference proceeding concerning station WZC790. Peacock has filed a motion with the District Court seeking enforcement of the Settlement Agreement, but it is not clear what relief Peacock is seeking. Thus, as no settlement has been reached at the District Court in this matter, the Company, pursuant to the terms of the Settlement Agreement, has filed a formal demand upon Peacock for arbitration of the dispute. No timetable has been set for the arbitration proceedings at present; however, Management expects a schedule to be established and agreed upon by the parties in the near term. There has been no accrual reflected in the Company's financial statements for this matter.

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

(b)         Current Reports on Form 8-K

            August 2, 1999, announcing July 28, 1999 press release.

            August 2, 1999, announcing August 2, 1999 press release.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Chadmoore Wireless Group, Inc.

                         By: /s/ Robert W. Moore
                            ---------------------------
                            Robert W. Moore
                            President, Chief Executive Officer
                              and Principal Financial Officer

                             By: /s/ Rick D. Rhodes
                            ---------------------------
                            Rick D. Rhodes
                            Chief Regulatory Officer


                            Date: November 15, 1999