Form 10KSB
period 1999-12-31
CHADMOORE WIRELESS GROUP INC
filed 2000-03-23
CIK 815755

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-KSB
                                   (Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE FISCAL YEAR ENDED

                                DECEMBER 31, 1999

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                                      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       State issuer's revenues for its most recent fiscal year. $6,074,076

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of March 6, 2000, the aggregate market value of the Company's Common Stock held by non-affiliates was $123,150,011. State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of March 6, 2000, 43,277,368 shares of Common Stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be filed not later than 120 days after December 31, 1999, in connection with the Registrant's 2000 Anual Meeting of Stockholders, referredto to herein as the "Proxy Statement," are incorporated by reference into Part III of this Form 10-KSB. Certain exhibits filed with the Registrant's prioor registration statements and period reports under the Securities Exchange Act of 1934 are incorporated herein by reference by reference into Part IV of this Report.

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

Item 6A.  Quantitative and Qualitative Disclosures about Market Risk

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

PART IV

Item 13. Exhibits and Reports on Form 8-K

Signatures

ITEM 1.  DESCRIPTION OF BUSINESS

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. These statements contain words such as "intends", "objectives", "planned", "future", "attainable", "opportunities", "growth" and "believes" and include statements regarding the Company's strategy, expansion efforts, efforts to obtain funding and equipment purchase commitments. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation, fluctuations in demand, loss of subscribers, the quality and price of similar or comparable wireless communications services, the existence of well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to complete intended market roll-out, termination of proposed transactions, access to sources of capital, adverse results in pending or threatened litigation, consequences of actions by the FCC, general economics and the risks discussed under "Business--Risk Factors" in this report.

THE COMPANY

Chadmoore Wireless Group, Inc., together with its subsidiaries (collectively "Chadmoore" or the "Company"), is one of the largest holders of frequencies in the United States in the 800 megahertz ("MHz") band for commercial specialized mobile radio ("SMR") service. The Company's operating territory covers approximately 55 million people in 180 markets, primarily in secondary and tertiary cities throughout the United States ("Operating Territory"). The Company also entered into an Asset Acquisition Agreement ("American Agreement") with American Wireless Network, Inc. ("American") where the Company will acquire 16 ten-channel 900 Mhz wide-area licenses in seven Metropolitan Trading Areas ("MTA's"). Also known as dispatch, one-to-many, or push-to-talk, Chadmoore's commercial SMR service provides reliable, cost-effective, real-time voice communications for cost- conscious companies with mobile workforces that have a need to frequently communicate with their entire fleet, discrete subgroups or individuals of their fleet. For a flat fee averaging approximately $15.00 per user per month, customers enjoy unlimited air time for communicating instantaneously with their chosen fleets or subgroups.

The Company commenced operations in 1994 as Chadmoore Communications, Inc. ("CCI"), a Nevada corporation, to capitalize on the market opportunity created when the Federal Communications Commission ("FCC") froze licensing of additional SMR spectrum in 1993 in anticipation of transitioning from the traditional application process to spectrum auctions. In April 1994, CCI took operational control of an existing SMR system in Memphis, Tennessee and in March 1996 acquired a second existing SMR system in Little Rock, Arkansas. In doing so, CCI established credibility as an SMR operator, gained valuable operating and marketing experience, and further positioned itself to capitalize on the anticipated constraint in capacity resulting from the FCC's license freeze.

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

In June 1996, the Company consummated the acquisition of approximately 5,500 additional channels by acquiring all of the issued and outstanding stock of CMRS Systems, Inc. ("CMRS") and 800 SMR Network, Inc. ("800"). During 1997, substantially all of the assets of 800 were transferred to CMRS. The Company continues to operate primarily through CCI and CMRS, and through subsidiaries thereof.

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

PRINCIPAL SERVICES AND MARKETS

The Company's principal service is to provide two-way wireless voice communications for business users to communicate between a central dispatch point and a mobile workforce or among members of the mobile workforce. Individual users can choose to communicate with a group, selected sub-groups or individuals in any of those groups. The customer base for SMR service is typically stable, diverse, and cost-conscious. It consists of small to medium size businesses, public service providers and local governments that have significant field operations and need to provide their personnel with the ability to communicate directly in real-time on a one-to-one or one-to-many basis. Chadmoore provides its dispatch service for a flat fee, which is particularly attractive to many of the businesses described above.

The Company believes the SMR service it offers presents an affordable communication solution for cost-conscious businesses desiring the ability to communicate simultaneously with all of their workers or among worker subgroups. The Company's primary objectives are to continue developing, operating and aggressively loading customers, on its SMR systems, within its Operating Territory in a manner that effectively deploys capital, maximizes recurring revenue per dollar of invested capital, and generates positive cash flow at the system level as quickly as possible.

The traditional analog dispatch business provides a real-time voice communications solution that is practical, cost-effective and reliable. The traditional SMR dispatch business has been a robust and growing segment of the wireless communications industry for over 15 years, with annual growth averaging approximately 15% prior to the advent of the FCC's spectrum freeze in 1993. With the focus on digital technology by several large system providers and the conversion of enormous amounts of already occupied spectrum from the analog platform, that previously served millions of analog users, the Company believes that the needs of the traditional SMR customer are being underserved. By focusing on the segment of the wireless industry that is suffering a forced migration from analog to a more expensive digital technology, and the ensuing capacity shortfall in many markets, the Company believes it has targeted an under-served segment of the marketplace. In addition, the Company has sufficient capacity utilizing a state of the art analog technology to support its planned growth for the foreseeable future. In assessing these objectives and its spectrum position, the Company adopted and continues its strategy focusing on the traditional analog SMR business.

In Management's opinion, several key factors and considerations support this strategy, including:
o an established market base of approximately 19 million users in the U.S. that rely on analog SMR service for dispatch applications,
o capacity constraints that have created pent-up demand,
o before the FCC's licensing freeze, demand for SMR that had expanded consistently at a rate of approximately 15% per year for the prior 10 years,
o favorable economic and demographic conditions have stimulated significant business formation, with SMR positioned as a cost-effective productivity tool,
o analog SMR technology and infrastructure is proven, dependable, and widely available,
o analog dispatch service provides unlimited one-to-many communications for a known, flat fee of approximately $15 per user per month, as opposed to per minute billing common in mobile telephony, and
o excellent system economics are attainable as analog SMR service is simple and cost-effective to deploy o system economics that enable the Company to add capacity incrementally as demand dictates, resulting in a relatively low cost of infrastructure.

Prior to adopting its analog technology platform, the Company considered, but decided against, implementing a digital infrastructure ("Digital SMR"). This decision was based, in part, on the Company's evaluation of the following factors:
o competitors converting to digital infrastructures create segmentation and awareness in the marketplace,

o full-scale digital conversion strategies generally require turning off existing SMR systems in order to utilize the frequencies for digital service, creating a pool of established users and equipment which the Company believes to be potentially available to other providers including Chadmoore,
o the capital costs per subscriber associated with such digital technology are substantially higher than those for analog systems,
o the Company believes that it can add analog infrastructure on an as-needed, just-in-time basis and for significantly less capital cost,
o a significantly lower pricing advantage for analog versus digital service can be marketed to the cost-conscious end-user,
o other than digital encryption, the Company believes that essentially the same feature set can be offered to the Company's customers, and
o nothing precludes the Company from migrating to a digital SMR platform as future capacity requirements dictate on a market by market basis, although such a migration would require additional expenditures.

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

In general, the Company prioritizes markets based on five key parameters:
o the quality of the potential dealers,
o the lack of available capacity from other SMR providers in the market,
o business and population demographics, and
o channel  density,   availability  of  tower  space,  topography,  and  similar engineering considerations o the overall business case including anticipated pricing, demand, infrastructure and operating costs, return on investment, and potential for value-added services.

The Company generates revenue primarily from monthly billing for dispatch services on a per unit (radio) basis. In selected markets, additional revenue is generated from telephone interconnect service based on air-time charges, and in the case of the Memphis and Little Rock markets (in which direct rather than indirect distribution is used -- see DISTRIBUTION and SALES AND MARKETING), from the sale of radio equipment, installation, and equipment service.


DISTRIBUTION AND SALES AND MARKETING

Once commercial service has been implemented in a market, Chadmoore's executional focus turns to loading the system by acquiring new users. The Company utilizes an indirect distribution network of well-established local SMR and radio communication dealers, most of which are Motorola sales and service ("MSS") shops, to penetrate its markets and help service new and existing customers. In addition, the Company has a direct sales force to complement the indirect distribution network. The Company believes that these distribution channels enable it to take advantage of existing infrastructure and human resources, balance capital requirements and fixed operating costs, enhance flexibility, and speed roll-out while bringing to the Company immediate market knowledge and presence, significant industry experience, and an introduction to an established base of potential customers and leads.

In markets where the Company plans on operating, but where a suitable dealer or independent agent is not available, the Company is establishing its own marketing presence or plans to offer such markets as expansion opportunities for top dealers serving the Company in other cities.

Chadmoore supports its dealer network through field management and by providing an array of professional sales and marketing tools to enhance end-user recognition. These tools include a comprehensive, national marketing and advertising program, dealer education and support and training programs.

The Company's management team recognizes that additional staff and resources will be required to properly support sales, marketing, engineering, accounting, and similar disciplines to achieve its 2000 business plan objectives.


COMPETITIVE BUSINESS CONDITIONS AND COMPANY'S INDUSTRY POSITION

In Management's evaluation, key factors relevant to competition in the wireless communication industry are pricing, size of the coverage area, quality of communication, reliability and availability of service. The Company's success depends in large measure on its ability to compete with numerous wireless service providers in each of its markets, including cellular operators, PCS service providers, Digital SMR service providers, paging services, and other analog SMR operators. The Company competes against digital wireless service providers primarily on cost and other analog SMR providers primarily on customer service and capacity. The wireless communications industry is highly competitive and comprised of many companies, most of which have substantially greater financial, marketing, and other resources than the Company. While the Company believes that it has developed a differentiated and effective business plan, there can be no assurances that it will be able to compete successfully in its industry.

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

The Company also competes with Nextel Partners, Inc., which provides digital wireless communications services, in many of the secondary and tertiary markets in which the Company operates, using the Nextel brand name. Nextel Partners offers its customers the same digital wireless communications services available from Nextel including digital cellular, text/numeric paging and Nextel Direct Connect.

Another potential wireless competitor for Chadmoore is Southern Company, which is implementing a digital architecture and pursuing strategies similar to Nextel on a regional or primary market basis. Southern Company is a large utility focusing on wide-area communications for its own vehicle fleet in the Southeastern United States, while selling excess capacity to other businesses spanning the same geographic region. As with Nextel, Chadmoore intends to compete with Southern Company primarily based on price.

Most other analog SMR providers within the Company's Operating Territory consist of local small family owned businesses often passed from generation to generation, that Chadmoore believes in general lack the spectrum, professional marketing, management expertise, and resources brought to the marketplace by the Company to effectively compete in its market segment. In fact, available capacity and operating capabilities of existing SMR providers constitute key factors in Chadmoore's market prioritization matrix. The Company intends to compete with existing analog SMR providers primarily on the basis of customer service, capacity to meet customer growth, additional value-added services, professional marketing and dealer support.


LICENSES AND RIGHTS TO LICENSES

Within its Operating Territory, Chadmoore controls approximately 4,800 channels in the 800 MHz band through ownership of the licenses or in the case of approximately 6% of its licenses through generally irrevocable five and ten-year options ("Options") to acquire licenses (subject to FCC rules, regulations, and policies), coupled with management agreements until such Options have been exercised or expire. These like-term management agreements with the license holders are intended to enable the Company to develop, maintain, and operate the corresponding SMR channels subject to the licensee's direction ("Management Agreements"). Any acquisition of an SMR license by the Company pursuant to exercise of an Option is subject, among other things, to FCC approval. Until an Option is exercised and the corresponding license is transferred to Chadmoore, the Company acts under the direction and ultimate control of the license holder in accordance with FCC rules and regulations.

Once an SMR station is operating, the Company may exercise its Option to acquire the license at any time prior to the expiration of the Option. As of March 6, 2000, the Company had exercised Options on all except approximately 120 channels, which continue to be under Option and Management Agreements. The Company presently intends to exercise all such remaining Options, but such exercise is subject to certain considerations. The Company may elect not to exercise an Option for various business reasons, including the Company's inability to acquire other licenses in a given market, making it economically unfeasible for the Company to offer SMR service in such market. If the Company does not exercise an Option, its grantor may retain the consideration previously paid by the Company. Moreover, if the Company defaults in its obligations under an Option, the grantor may retain the consideration previously paid by the Company as liquidated damages. Further, if the SMR system is devalued by the Company's direct action, the Company is also liable under the Option for the full Option price, provided the grantor gives timely notice. The Options also authorize a court to order specific performance in favor of the Company if a grantor fails to transfer the license in accordance with the Option. However, there can be no assurance that a court would order specific performance, since this remedy is subject to various equitable considerations.

Approximately 650 of those licenses purchased by or under option and management agreements with the Company could be permanently canceled by the FCC for failure to comply with its construction requirements. If these licenses are in fact cancelled by the FCC, it would result in the loss of licenses with a book value of approximately $6,200,000 and the loss of certain subscribers to the Company's services, which could result in a material adverse effect on the Company's financial condition, results of operations and liquidity. (See Item 3)

To the extent that Options and Management Agreements remain in place, no assurance can be given that they will continue to be accepted by the FCC or will continue in force.


GOVERNMENT REGULATION

General. The Company's operations are subject to government regulation primarily by the FCC. The licensing, operation, assignment, and acquisition of 800 MHz SMR licenses are regulated under the Communications Act of 1934, as amended in 1996 (the "Communications Act"). The rules and regulations governing the operation of SMR stations are primarily set forth in Part 1 & 90 of the FCC's rules, 47 C.F.R. `90.1, et seq. In May, 1993, the FCC began revising its rules relating to the licensing and operation of 800 MHz SMR stations. Since that time, the FCC has adopted new rules converting interconnected SMR service from a private radio service to a commercial mobile radio service and has proposed other new rules allowing operational flexibility and mandating future licensing by competitive bidding. The FCC periodically has various dockets under consideration, which could result in changes to the FCC's rules, regulations, and policies. Certain rule, regulation or policy changes by the FCC could potentially adversely affect the operations and financial standing of the Company.

All SMR and commercial mobile radio service licenses are issued as conditional licenses. The conditional licenses become licenses without condition only upon timely and proper completion of station construction and minimal customer loading. If a licensee fails to complete construction of a station timely and properly, the license for that station cancels automatically, without any further action by the FCC. Approximately 650 of those licenses purchased by or under option and management agreements with the Company could be permanently canceled by the FCC for failure to comply with its construction requirements. (See Item 3)


Prior to imposition of its commercial mobile radio service regulation system, the FCC issued SMR licenses for five-year terms. Since January 2, 1995, commercial mobile radio service licenses have been issued for ten-year terms. Substantially all of the commercial mobile radio service licenses managed by the Company were issued for five-year terms. Each license may be renewed at the end of the license term upon application to the FCC. While the FCC generally grants renewal of SMR licenses in routine fashion and the Company is aware of no reason why its licensees will not be entitled to a similar renewal expectancy, there can be no certainty that the FCC will continue its current renewal practices or extend them to the Company.

Regulation of radio towers. The transmitters for SMR stations typically are located on free-standing or building roof-top towers. The towers are regulated by both the FCC and the Federal Aviation Administration ("FAA"). The regulations concern geographic location, height, construction and lighting standards, and maintenance. Failure to comply with tower regulations can result in assessment of fines against the tower owner or operator and has, historically, resulted in fines assessed against individual licensees located on an offensive tower. The owners of towers are responsible for compliance with FCC and FAA regulations. The Company does not own any towers. The Company maintains appropriate liability insurance, in amounts customary in the industry, to protect it from third-party claims arising from operation of its SMR stations.

Other Federal regulations. The Company is generally subject to the jurisdiction of various federal agencies and instrumentalities in addition to the FCC and the FAA including but not limited to the United States Environmental Protection Agency, the United States Department of Labor, the United States Occupational Safety and Health Administration, the United States Equal Employment Opportunity Commission, the United States Securities and Exchange Commission and others. While the Company believes that it is operating in conformity with all material applicable rules and regulations, policies, rule changes, and other actions of these agencies, future action by these agencies could adversely affect the operations and financial standing of the Company.

State regulations. At present, state and local governments cannot regulate the rates charged by SMR operators. Such governments may, however, exercise regulatory powers over health, safety, consumer protection, taxation, and zoning regulations with respect to SMR stations. Currently, the Company's systems are not subject to any state or local regulatory restraint (other than generally applicable laws and regulations). However, there can be no assurances that such systems will not become subject to various state and local regulatory authorities in the future.

Regulatory developments. In March, 1996, the Communications Act (as amended) went into effect. This Act effected significant change in regulation and market entry for communications service providers. Despite this effect on the telecommunications industry as a whole, the Company does not anticipate any material adverse effect on its business arising from the Communications Act. Legislation or materially different rules may be proposed and enacted at any time and may have a material adverse effect on the operations of the Company. At this time, the Company is unaware of any pending legislation or rule-making proceedings that would have a material adverse effect on the current operations of the Company.

RESEARCH AND DEVELOPMENT

The Company has not incurred, and does not expect to incur, significant research and development expenses in connection with the equipment for its existing analog SMR systems or the potential implementation of digital SMR systems. However, Chadmoore has entered into an agreement with ComSpace Corporation to install and test market their DC/MA technology in one fully commercialized market. This technology provides a digital platform configured to serve the traditional SMR user, while offering an increase in capacity of 8 times for each voice channel. While the ComSpace technology is being evaluated, the Company is constantly researching other technologies, including Motorola's new small market iDEN product, that would offer increases in capacity and/or additional services such as short messaging, paging or vehicle location. It is not known whether any of the technologies, including the product developed by ComSpace, are technically feasible or economically viable.


EMPLOYEES

As of March 6, 2000, the Company had 70 full-time and 5 part time employees. None of the Company's employees is covered by a collective bargaining agreement and the Company believes its relationship with its employees is good.


RISK FACTORS

The securities of the Company are speculative and involve a high degree of risk, including, but not necessarily limited to, the factors affecting operating results described below.

Limited Revenues; Limited Relevant Operating History; Significant and Continuing Operating Losses; Negative Cash Flow; Accumulated Deficit. Since its inception, the Company has been engaged primarily in the acquisition of FCC Licenses and the construction of facilities to begin commercial operation of such licenses and, therefore, has had limited revenues from sales of its services. Accordingly, the Company has a limited relevant operating history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new business in the wireless communications industry, which is a continually evolving industry characterized by an increasing number of market entrants and intense competition, as well as the risks, expenses and difficulties encountered in the commercialization of services in new markets. The Company has incurred operating losses in each quarter since inception and on

December 31, 1999, the Company had an accumulated deficit of $52,485,052. Since such date, losses have increased and are continuing through the date of this report. Accordingly, it is anticipated that the Company will continue to incur significant losses at least until it is able to acquire sufficient customers to support overhead. There can be no assurance that the Company will be successful in generating revenues at a sufficient quantity or margin or that the Company will ever achieve profitable operations.

Significant Capital Requirements; Need for Additional Capital; Explanatory Paragraph in Accountant's Report. The Company's capital requirements have been and will continue to be significant. The Company has been dependent primarily on the private placement of equity securities and debt financings. The Company anticipates, based on its current proposed growth plans and assumptions relating to its growth and operations, that the proceeds from the existing private placements and borrowings and planned revenues will not be sufficient to satisfy the Company's contemplated cash requirements for the next 6 months and that the Company will be required to raise additional funds within the next 6 months. In addition, in the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, delays, problems, or otherwise), the Company would be required to seek additional funding sooner than anticipated. Any such additional funding could be in the form of additional equity capital. The Company is currently pursuing a potential equity or debt placement. However, there can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain additional financing if needed, it will likely be required to curtail its marketing and expansion plans and possibly cease its operations. Any additional equity financings may involve substantial dilution to the Company's then-existing shareholders. The Company's independent public accountants have included an explanatory paragraph in their reports on the Company's financial statements for the years ended December 31, 1999 and 1998, which express substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Item 7, Footnote 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern.

Risk of Implementation of Analog Network; Risk of Developing Technology. The Company's success is dependent on the commercial acceptance of its analog SMR services. Consumer acceptance of the Company's services will be affected by technology-based differences and also by the operational performance and reliability of system transmissions on the Company's analog SMR network. In addition, the development of new technology in the wireless communications market could significantly affect the Company's ability to implement its marketing strategy. In such an event, the Company may be required to spend additional capital to enhance its system to compete with such new technology. This would subject the Company to the risks normally associated with the acquisition of additional capital. See "--Significant Capital Requirements; Need for Additional Capital; Explanatory Paragraph in Accountants' Report." The use of analog wireless communications equipment for commercial and consumer applications represents a relatively new business activity characterized by emerging markets and an increasing number of market entrants who have introduced or are developing an array of new wireless communications products and services, some of which will compete against the Company's services and other services which may be developed by the Company. Achieving market acceptance for the Company's services will require substantial marketing efforts and expenditure of funds to create awareness and demand by potential customers. There can be no assurance that the Company's products will ever gain wide commercial acceptance, however, the Company is encouraged in this regard by the current subscriber levels in excess of 40,000 units. The inability to successfully complete development of a product or application or a determination by the Company, for financial, technical or other reasons, not to complete commercial construction of licenses held by the Company, particularly in instances in which the Company has made significant capital expenditures, could have a material adverse effect on the Company (See "--Dependence on Licensed Software").

Dependence on Ability to Compete; System Build-Out. Chadmoore's success depends on its analog mobile network's ability to compete with other wireless communications systems in each relevant market and the Company's ability to successfully market its wireless communications services. Chadmoore is continuing to focus its marketing efforts on attracting customers from its previously identified targeted groups of potential subscribers, chiefly cost-conscious business users. Following implementation of its system in each market and optimization activities, Chadmoore's SMR system will compete with established and future wireless communications operators, including Nextel
Communications, Inc. and Nextel Partners, Inc, to attract customers to its service in each of the markets in which the Company operates such SMR services. The Company's ability to compete effectively with other wireless communications service providers, however, will depend on a number of factors, including the successful deployment of its identified market areas, the continued satisfactory performance of the Company's technology, and the development of cost-effective direct and indirect channels of distribution for its products and services. Although the Company has made significant progress in these areas to date, no assurance can be given that such objectives will be achieved. (See -- Forward-Looking Statements Disclosure).

While the Company believes that the mobile dispatch service currently being provided on its analog SMR network is similar in function to and achieves performance levels competitive with those being offered by other current wireless communications service providers in the Company's market areas, there are (and will in certain cases continue to be) differences between the services provided by the Company and by cellular and/or PCS system operators and the performance of their respective systems. In addition, if either PCS or cellular operators provide two-way dispatch services in the future, the Company's advantage may be impaired. In addition, Nextel does provide two-way dispatch service and has bundled several services under its digital network that the Company's system does not provide. As a result of these differences, there can be no assurance that services provided on the Company's networks will be competitive with those available from other providers of mobile telephone services. As part of its marketing strategy, Chadmoore will continue to emphasize the benefits to its customers of low cost and superior customer service. The Company's system is not compatible with PCS or other telecommunications systems and, therefore, the Company will not be able to offer roaming abilities in any market other than its current markets or markets in which it enters into agreements with other analog SMR systems, of which there can be no certainty. Accordingly, Chadmoore will not be able to provide automatic roaming service comparable to that currently available from cellular operators, which have roaming agreements covering each other's markets throughout the United States. Moreover, the cellular systems in each of the Company's markets, as well as in the markets in which Chadmoore expects to provide services in the future, have been operational for a number of years, currently service a significant subscriber base and typically have significantly greater financial and other resources than those available to the Company. Subscriber units on the Company's network will not be compatible with cellular or PCS systems, and vice versa. This lack of interoperability may impede the Company's ability to attract cellular subscribers or those new mobile telephone subscribers that desire the ability to access different service providers in the same market. Moreover, because many of the Company's competitors have substantially greater financial resources than Chadmoore, such operators may be able to offer prospective customers equipment subsidies or discounts that are substantially greater than those, if any, that could be offered by the Company. Thus, Chadmoore's ability to compete based on the price of subscriber units may be limited. Chadmoore cannot predict the competitive effect that any of these factors, or any combination thereof, will have on the Company. Cellular operators and certain PCS operators and entities that have been awarded PCS licenses each control more spectrum than is allocated for SMR service in each of the relevant market areas. Each cellular operator is licensed to operate 25 MHz of spectrum and certain PCS licensees have been licensed for 30 MHz of spectrum in the markets in which they are licensed, while no more than 21.5 MHz is available in the 800 MHz band to all SMR systems, including the Company's systems, in those markets. (See -- Forward-Looking Statements Disclosure).

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

Dependence on Governmental Regulation. The licensing, operation, acquisition and sale of Chadmoore's SMR licenses are regulated by the FCC. FCC regulations have undergone significant changes during the last several years and continue to evolve as new FCC rules and regulations are adopted pursuant to the Omnibus Budget Reconciliation Act of 1993 and the Telecommunications Act. The Company's ability to conduct its business is dependent, in part, on its compliance with FCC rules and regulations. See "Business--Government Regulation." Future changes in regulations or legislation affecting the Company's system, including Congress' and the FCC's recent allocation of additional commercial mobile radio services spectrum, could materially adversely affect Chadmoore's business. In addition, should the FCC fail to renew any of the Company's licenses or pass rules or regulations that limit the Company's ability to conduct its business, this could have a material adverse effect on the Company.

Assets Primarily Consist of Intangible FCC Licenses. The Company's assets consist primarily of intangible assets, principally FCC licenses, the value of which will depend significantly upon the success of the Company's business and the growth of the SMR and wireless communications industries in general. In the event of default on indebtedness or liquidation of the Company, there can be no assurance that the value of these assets will be sufficient to satisfy its obligations. Chadmoore had a negative net tangible book value of $22,869,352 as of December 31, 1999. Under the terms of the GATX Facility, as discussed below, the Company has granted a security interest in all proceeds from any sale of the Company's licenses up to the amount of debt incurred. Therefore, shareholders would not share in the proceeds from such liquidation. Approximately 650 of those licenses purchased by or under option and management agreements with the Company could be permanently canceled by the FCC for failure to comply with its construction requirements. If these licenses are in fact cancelled by the FCC, it would result in the loss of licenses with a book value of approximately $6,200,000 and the loss of certain subscribers to the Company's services, which could result in a material adverse effect on the Company's financial condition, results of operations and liquidity. (See Item 3)


Lack of Dividend History; No Dividends. The Company has never paid dividends on its Common Stock and intends to utilize any earnings for growth of its business. Therefore, the Company does not intend to pay cash dividends for the foreseeable future. This lack of dividends and a dividend history may adversely affect the liquidity and value of the Company's Common Stock. The Company is prohibited from paying dividends on its Common Stock in connection with its Series C Preferred Stock and its debt facility.

Potential Control by Significant Stockholders. Based on securities ownership information relating to the Company, the Shareholders Agreement dated May 1, 1998 between the Company, Recovery Equity Investors II, L.P ("REI"), and Robert
W. Moore (the `Shareholders Agreement") and giving effect to the exercise in full of REI's (i) eleven-year warrant to purchase up to 14,612,796 shares of Common Stock at an exercise price of $0.001 per share of Common Stock; (ii) a three-year warrant to purchase up to 4,000,000 shares of Common Stock at an exercise price of $1.25 per share of Common Stock; and (iii) a five and one-half year warrant to purchase up to 10,119,614 shares of Common Stock at an exercise price of $0.39 per share of Common Stock, REI would hold approximately 43.3% of the Common Stock outstanding. In connection with the consummation of the REI investment and the Shareholders Agreement, REI has the right to designate not less than 2 members of the Company's Board of Directors (the "Board"). As a result, based upon REI's potential stock ownership position, as well as its ability to designate at least 2 of the members of the Board, REI is in a position potentially to exert some measure of influence over the Company's affairs. Based upon the potential REI ownership position, REI could act together with other shareholders and such parties could have a sufficient voting interest in the Company, among other things, to (1) exert effective control over the approval of amendments to the Company's Certificate of Incorporation, as amended (the "Chadmoore Charter"), mergers, sales of assets or other major corporate transactions as well as other matters submitted for stockholder vote, (2) defeat a takeover attempt, and (3) otherwise control whether particular matters are submitted for a vote of the stockholders of Chadmoore. Other than the Shareholder's Agreement, the Company is not aware of any current or pending agreements among REI and any other shareholders with respect to the ownership or voting of Common Stock and the Company knows of no entity or person that has a present intention to seek to exercise such control.

Dependence on Key Personnel. The Company believes that its continued success will depend to a significant extent upon its present management and in particular the services of Robert W. Moore, the Company's Chief Executive Officer. The Company carries a key man life insurance policy on Mr. Moore. The loss of any senior management personnel could have a material adverse effect on the Company. Further, in order to successfully implement and manage its business plan, the Company will be dependent upon, among other things, successfully recruiting and retaining qualified managerial and sales personnel having experience in business activities such as those contemplated by the Company. Competition for the type of qualified individuals sought by the Company is intense. There can be no assurance that the Company will be able to retain existing employees or that it will be able to find, attract and retain qualified personnel on acceptable terms.

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


ITEM 2.  DESCRIPTION OF PROPERTIES

The Company's corporate office is located at 2875 East Patrick Lane, Suite G, Las Vegas, Nevada. The Company leases office and warehouse space at this address which consists of approximately 16,000 square feet at a monthly rental of approximately $18,500 under a five-year lease, which started in December 1997, with two five year renewal options and annual escalation provisions. Management believes that the corporate office space will be sufficient to accommodate the growth necessary to implement its plan of operation and has no expectation of needing more space before the end of the lease term. In addition, the Company leases a sales facility in Little Rock, Arkansas, which consists of 1,000 square feet under a one-year lease expiring in November 2000 and a sales facility in Southaven, Mississippi, which consists of 800 square feet under a one-year lease expiring in March 2000. The Company intends to renew this lease when it expires. The Company, through a subsidiary, also owns an 8,000 square foot sales and service facility in Memphis, Tennessee.

The Company, through its subsidiaries, leases approximately 275 antenna sites throughout the United States for the transmission of its SMR services. These sites are located primarily on rooftops or are free standing facilities. The terms of these leases range from month to month to 6 years, with options to renew. The Company believes it is more economical to lease antenna sites rather than own the sites.


ITEM 3.  LEGAL PROCEEDINGS

In addition to the matter described below, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Goodman/Chan Waiver. Nationwide Digital Data Corp. and Metropolitan Communications Corp. among others (collectively, "NDD/Metropolitan"), traded in the selling of SMR application preparation and filing services, and in some instances construction services to the general public. Most of the purchasers in these activities had little or no experience in the wireless communications industry. Based on evidence that NDD/Metropolitan had not fulfilled their construction and operation obligations to over 4,000 applicants who had received FCC licenses through NDD/Metropolitan, the Federal Trade Commission ("FTC") filed suit against NDD/Metropolitan in January, 1993, in the Federal District Court for the Southern District of New York ("District Court"). The District Court appointed Daniel R. Goodman (the "Receiver") to preserve the assets of NDD/Metropolitan. In the course of the Receiver's duties, he together with a licensee, Dr. Robert Chan, who had received several FCC licenses through NDD/Metropolitan's services, filed a request to extend the construction period for each of approximately 4,000 SMR stations. At that time, licensees of most of the stations included in the waiver request ("Receivership Stations") were subject to an eight-month construction period. On May 24, 1995, the FCC granted the request for extension. The FCC reasoned that the Receivership Stations were subject to regulation as commercial mobile radio services stations, but had not been granted the extended construction period awarded, by the FCC, to all commercial mobile radio services licensees. Thus, in an effort to be consistent in its treatment of similarly situated licensees, the FCC granted the licensee petitioners an additional four months in which to construct and place the Receivership Stations in operation (the "Goodman/Chan Waiver"). The Goodman/Chan Waiver became effective upon publication in the Federal Register on August 27, 1998. Moreover, the FCC released a list on October 9, 1998 which purported to clarify the status of relief eligibility for licenses subject to the August 27, 1998 decision. Subsequently the FCC also released a purported final list of the Receivership Stations.

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

The dismissal of the Petitions, while a problem for the other parties before the court, appears not to be a bar to the Company's efforts to seek relief in this instance, but simply requires that the Company await the FCC's final action in this matter. In reviewing the Court's opinion, the Company's Management believes that the court has left open the possibility of a rehearing on the merits should the FCC fail to ultimately grant relief to the Company. Thus, as Chadmoore was the only party before the court which had timely filed such a petition, Management believes the potential for a rehearing on the merits would be applicable only to Chadmoore should the FCC not act affirmatively on Chadmoore's pending Petition for Reconsideration.

On November 9, 1999 the FCC's Commercial Wireless Division Chief entered a decision denying Chadmoore's Petition for Reconsideration. This staff level opinion is not binding upon the Commission, and the Company has a legal right to seek an internal FCC review through application to the Commission, as well as an ultimate right to seek redress in the United States Court of Appeals for the District of Columbia Circuit. Thus, on December 9, 1999 the Company filed, with the full commission, an application for review of the staff decision. This application remains pending at the Commission, and the Company is taking steps with decision makers in Washington D.C. in an effort to obtain affirmative relief. However, should such efforts not prove fruitful, Management believes the way is clear for a hearing on the merits of the case in the United States Court of Appeals for the District of Columbia Circuit. Due to the uncertainty surrounding both the FCC's administrative process in managing review of the this matter and the docket calendar of the court, it is not possible, at this time, for Management to predict, with any reasonable level of reliability, a timetable for when action on these pending matters will be concluded. Approximately 650 of those licenses purchased by or under option and management agreements with the Company are among those which the FCC initially has refused to afford relief pursuant to the Commercial Wireless Division's October 9, 1998, Public Notice. Thus, it is reasonably possible (as defined by Financial Accounting Standard
Board No. 5) that the Company's owned and/or managed licenses which are encompassed within the denial of relief pursuant to the October 9, 1998 Public Notice, could be permanently canceled by the FCC for failure to comply with its construction requirements. If these licenses are in fact cancelled by the FCC, it would result in the loss of licenses with a book value of approximately $6,200,000 and the loss of certain subscribers to the Company's services, which could result in a material adverse effect on the Company's financial condition, results of operations and liquidity and could result in possible fines and/or forfeitures levied by the FCC. The Company has prepared these estimates based on the best information available at the time of this filing. Once again, there has been no list published by the FCC in this matter which the Company feels it may rely upon. Therefore, the Company has pursued the above-described litigation to clarify this matter. Based on the preceding, no provision has been made in the accompanying consolidated financial statements.

Pursuant to the FCC's jurisdiction over telecommunications activities, the Company is involved in pending matters before the FCC, which may ultimately affect the Company's operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER / SHAREHOLDER MATTERS

MARKET INFORMATION. The Company's Common Stock has been listed on the NASD Electronic Bulletin Board since July 1996. The Company's Common Stock currently trades under the symbol "MOOR". As of March 6, 2000, there were 388 holders of record of Common Stock, including brokerage accounts. The transfer agent for the Common Stock is American Securities Transfer and Trust, Inc., Lakewood, CO 80215-5513.

The following table sets forth, on a per share basis, the high and low prices for the Company's Common Stock.


            Fiscal Year 1998                   High Bid        Low Bid
                                               --------        -------
            First Quarter                      $   0.62        $   0.41
            Second Quarter                     $   0.58        $   0.44
            Third Quarter                      $   0.47        $   0.20
            Fourth Quarter                     $   0.35        $   0.17

            Fiscal Year 1999                   High Bid        Low Bid
                                               --------        -------
            First Quarter                      $   0.34        $   0.20
            Second Quarter                     $   0.41        $   0.20
            Third Quarter                      $   0.31        $   0.19
            Fourth Quarter                     $   0.41        $   0.16

The above prices may not reflect actual transactions and represent prices between broker-dealers and do not include retail mark-ups or mark-downs or any commissions to the broker-dealer.

DIVIDEND INFORMATION. The Company has paid no cash dividends to date on its Common Stock. The Company anticipates that for the foreseeable future its earnings, if any, will be retained for use in its business and that no cash dividends will be paid on the Common Stock. The Company is prohibited from paying dividends on its Common Stock in connection with its Series C Preferred and its debt facility.

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

          Common Stock                                 $   2,055,936
          Series C Preferred Stock                           685,312
          Eleven-year warrants                             3,251,528
          Three-year warrants                                 38,698
          Five and one-half year warrants                  1,468,526
                                                       -------------
          TOTAL                                        $   7,500,000
                                                       =============

During 1999, in connection with its debt facility, the Company issued a warrant to GATX Capital Corporation to purchase 1,822,500 shares of its Common Stock for $0.01 per share.

In both of the preceeding security issuances, the Company relied on Section 42 of the Securities Act and only issued securities to one accredited investor.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended December 31, 1999 and December 31, 1998, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. These statements contain words such as "intends", "objectives", "planned", "future", "attainable", "opportunities", "growth" and "believes" and include statements regarding the Company's strategy, expansion efforts, efforts to obtain funding and equipment purchase commitments. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation, fluctuations in demand, loss of subscribers, the quality and price of similar or comparable wireless communications services, the existence of well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to complete intended market roll-out, termination of proposed transactions, access to sources of capital, adverse results in pending or threatened litigation, consequences of actions by the FCC, general economics and the risks discussed under "Business--Risk Factors" in this report.

RESULTS OF OPERATIONS

Total revenues for the fiscal year ended December 31, 1999 increased $2,925,408, or 92.9%, from $3,148,668 for 1998 to $6,074,076 in 1999, reflecting increases of  $2,740,206  and  $185,202,  or 118.2% and  22.3%,  in  service  revenue  and equipment sales and maintenance revenue, respectively. Consistent with the Company's plan of operation to focus on recurring revenues by selling its commercial Specialized Mobile Radio ("SMR") service through independent dealers and direct distribution, the proportion of total revenues generated by service revenue increased to 83.3% for 1999 from 73.6% in 1998. In addition to the sale of airtime the Company is currently exploring other revenue generating opportunities, including maintenance contracts and direct distribution in markets where the Company has determined indirect distribution is not beneficial. During the last six months of 1999 the Company began to implement some of these methods, however, as of December 31, 1999, the Company has yet to recognize any material revenue from these opportunities.

The $2,740,206, or 118.2% increase in service revenue, from $2,318,700 for 1998 to $5,058,906 in 1999, was driven by an increase in subscribers utilizing the Company's SMR systems. The increase of 14,154, 60.6%, from 23,321 to 37,475 in subscribers generating revenue was primarily due to full-scale implementation of service in new markets as well as continued growth in existing markets. Average pricing per subscriber unit remained comparable during both periods. In the future the Company expects to continue to implement new markets.

The increase in equipment sales and maintenance revenue of $185,202, or 22.3%, from $829,968 for 1998 to $1,015,170 in 1999, was attributable to the increased availability of capital for the purchase of inventory during the first six months of 1999 as compared to the same period in 1998. The Company anticipates that equipment sales and maintenance revenue will remain relatively constant and account for a slightly declining share of total revenues in the future.

Cost of service revenue increased by $752,112, or 118.4%, from $635,388 for 1998 to $1,387,500 in 1999. This increase was primarily due to SMR system site expenses associated with additional markets being commercialized as well as the marginal costs associated with increased capacity being used in the Company's existing markets. Gross margin on service revenue remained constant at 72.6% for 1998 and 1999.

Cost of equipment sales and maintenance increased by $120,534, or 26.1%, from $461,098 for 1998 to $581,632 in 1999. This increase is due to the increase in equipment sales and maintenance activity from the related periods. Gross margin on equipment sales and maintenance revenue decreased from 44.4% for 1998 to 42.7% in 1999. This is attributable to a higher level of sales being derived from equipment sales as opposed to maintenance. In general, maintenance has a lower cost of sales associated with it and therefore a higher gross margin than equipment revenue.

General and administrative expenses increased by $2,256,108, or 28.5%, from $7,909,222 for 1998 to $10,165,330 in 1999. Salaries, wages, and benefits expense (a component of general and administrative expenses) increased by $749,083, or 25.3%, from $2,961,228 for 1998 to $3,710,311 in 1999. This increase is primarily due to personnel additions, largely in operational areas, made in connection with the Company's transition from aggregating SMR spectrum to constructing, marketing, and rolling out commercial SMR service. Relative to total revenues, salaries, wages, and benefits expense was 60.7% for 1999 compared with 94.0% for 1998. Remaining general and administrative expense increased 30.5%, or $1,507,025, from $4,947,994 for 1998 to $6,455,019 in 1999.
The increase in the remaining general and administrative expense was primarily due to increases of approximately $315,000 in advertising and marketing, which is in line with the revenue growth, $600,000 in professional fees associated with potential acquisitions, securing of additional funding and consulting fees, $50,000 in legal expenses associated with continued litigation, $220,000 increase in travel and entertainment expense, which is associated increased travel of sales employees within the Company's operating territories, increased travel of executives in connection with potential acquisitions, increased legal affairs and the securing of funding, $139,000 of expense associated with a legal settlement of which there was no such expense in the same period during 1998 and a loss of approximately $210,000, during 1999, associated with a license management agreement with no such expense in 1998, partially offset by an approximately $400,000 decrease in non-commercial market expense, due to the commercialization of new markets.

Depreciation and amortization expense increased $799,675 or 64.8%, from $1,233,359 for 1998 to $2,033,034 in 1999, reflecting larger amounts of licenses and infrastructure placed in service associated with construction and implementation of approximately 20 new commercial sites and approximately 125 additional licenses.

Due to the foregoing, total operating expenses increased $3,928,429 or 38.4%, from $10,239,067 for 1998 to $14,167,496 in 1999, and the Company's loss from operations increased by $1,003,021 or 14.2%, from $7,090,399 to $8,093,420, respectively.

Interest expense, net of interest income, increased $1,915,887, or 113.9%, from $1,681,652 for 1998 to $3,597,539 in 1999, due to higher average debt balances associated with net new loan facilities of approximately $25,000,000.

Based on the foregoing, the Company's net loss before extraordinary item increased $3,247,330, or 39.0%, from $8,321,158 for 1998 to $11,568,488 in 1999.

During 1999 the Company had an extraordinary loss of $194,967. There was no such charge in 1998. This charge was due to the write-off of debt issuance costs and prepayment penalties associated with the prepayment and termination of certain credit facilities, which were replaced with the GATX Facility (as defined below).

The Company's net loss increased $3,442,297 or 41.4%, from $8,321,158 for 1998 to $11,763,455 in 1999. This increase was primarily the result of an increase of $2,244,309 in other expenses, due to increased interest expense for borrowings to purchase licenses and infrastructure necessary to build and operate the Company's systems in its Operating Territory, and an increase in loss from operations of $1,003,021, primarily due to the build up of administration and personnel necessary to complete the Company's plan of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company had net losses attributable to common stockholders of $12,313,354 and $8,680,695 for the years ended December 31, 1999 and 1998, respectively. Operating expenses and capital expenditures associated with the development and enhancement of its SMR network have more than offset operating revenues. Operating expenses, debt service obligations and anticipated capital expenditures are expected to continue to exceed operating revenues for the next several years. The Company's auditors have included an explanatory paragraph in their opinion which expresses substantial doubt about the Company's ability to continue as a going concern for the years ended December 31, 1999 and 1998. The Company has consistently used external sources of funds, primarily from equity issuances and debt financings, to fund operations, capital expenditures and other non-operating needs. The Company intends to continue using external sources of funds, its existing cash and earnings before interest, taxes, depreciation and amortization are not sufficient to cover existing and currently anticipated future needs.

Working capital improved by $10,833,605 to a deficit of $7,252,292 at December 31, 1999, as the Company was able to reduce the prior year working capital deficit of $18,085,897. The Company received $26,596,000 from the issuance of debt securities, of which the proceeds were primarily used to pay down $5,615,977 of long-term debt, purchase $3,160,819 of property and equipment and fund operations.

Net cash used in operating activities increased to $10,567,762 for the year ended December 31, 1999 as compared to net cash provided from operating activities of $61,375 for the previous year. The increase in net cash used in operating activities consisted primarily of a $3,442,297 increase in the Company's net loss for 1999 as compared to 1998, a $6,877,399 reduction in accounts payable and accrued liabilities and a $467,804 increase in current assets. The increase in net cash used in operating activities primarily reflects the increased operating expenses incurred to develop and enhance the Company's SMR system.

Net cash used in investing activities, decreased to $3,428,633 in 1999 as compared to $7,572,371 for the previous year. Capital expenditures to fund the Company's expansion of its SMR network declined by $4,203,701 in 1999 as compared to 1998, as the Company's debt financing was not completed until the last quarter of 1999. The level of capital expenditures for 1999 is not expected to be indicative of capital spending for 2000. Subject to the completion of new financing, the Company expects to increase its rate of capital expenditures for 2000. See, Item 6, Forward looking statements disclosure.

Net cash provided by financing activities was $19,020,631 for the year ended December 31, 1999, as compared to $7,130,283 for the previous year. The increase is primarily attributable to $26,596,000 in proceeds from GATX Capital Corporation as part of a Senior Secured Loan Facility offset in part by the repayment of $5,615,977 in long term debt and $1,885,343 in debt issuance costs.

It is anticipated that over the next several years, the Company will utilize significant amounts of available cash flow for capital expenditures to develop and enhance its SMR network, operating expenses relating to its SMR network, debt service requirements, and other general corporate expenditures, including potential acquisition of spectrum from third parties. The Company anticipates that its cash needs for capital expenditures and operations through 2000 will substantially exceed its service revenues. See, Item 6, Forward looking statements disclosure

Subject to the terms of its $27 million Senior Secured Loan Agreement ("GATX Facility"), the Company has $400,000 in available borrowings at the sole and absolute discretion of GATX. Drawdowns under the GATX Facility were made at an interest rate fixed at the time of each funding, ranging from 10.75% to 11.5%, with a five-year amortization following an interest-only period, a warrant to purchase up to 1,822,500 shares of the Company's common stock at an exercise price of $0.01 per share was also issued to GATX. The loan is secured by substantially all the assets of the Company. In addition to the quarterly interest payments, required quarterly principal payments of approximately $1.35 million begin on June 30, 2000.

In October 1996, the Company signed a purchase agreement with Motorola to purchase approximately $10 million of Motorola radio communications equipment, including Motorola Smartnet II trunked radio systems. Such purchase agreement required that the equipment be purchased within 30 months of its effective date. On March 10, 1998, the Company received an extension from 30 months to 42 months from the effective dates thereof. As of March 6, 2000 the Company has purchased approximately $6.5 million toward this purchase commitment. The Company has received a 60 day extension on this agreement and both parties intend to negotiate an amendment to this agreement. The Company believes that it will reach an agreement with Motorola to amend the purchase agreement, however there can be no assurance that the purchase agreement will be amended. If the purchase agreement is not amended and the Company does not purchase the additional $3.5 million of radio communications equipment before June 10, 2000, the Company will be obligated to reimburse Motorola for previous discounts of approximately $750,000.

The Company anticipates for 2000 that its net cash from operating activities will not be sufficient to fund its continued development and enhancement of its SMR network, service its long-term debt or fund its ongoing operations. To meet these anticipated cash requirements, the Company is currently pursuing a potential equity or debt placement to raise additional funds, which may include both the issuance of equity and additional debt. There can be no assurances that the Company will be successful in its endeavors to complete the financing currently being considered. At present, the Company has no legally binding commitments or understandings with any third parties to fund any amount of equity or debt financing. The Company's ability to incur additional indebtedness is and will be limited by the terms of its existing GATX Facility.

The failure to complete the aforementioned potential financings would have a material adverse effect on the Company. The Company has developed a contingency plan, which includes selling selected channels (with the permission of GATX) and focusing solely on the 85 markets in which full-scale service has already been implemented. This latter course might entail ceasing further system expansion in such markets (which in the aggregate are generating positive cash flow) and reducing corporate staff to the minimal level necessary to administer such markets. The Company believes that this strategy would provide sufficient time and resources to raise additional capital in order to resume its current plan. However, there can be no assurances that this or any of the Company's contingency plans would adequately address the aforementioned risks, or that the Company will attain profitability. Accordingly, the Company may not be able to continue its operations and is subject to the risk of a liquidation of its assets or bankruptcy.

The Company did not experience, and does not expect to experience, any problems related to the Year 2000 computer issue. The prior cost estimate of remediation did not change the spending patterns or cost relationships of the Company. The Company did not defer any spending as a result of the Year 2000 computer issue and does not have any remaining contingencies related to this issue. As of the date of this filing, none of the Company's third party relationships have been adversely affected by the Year 2000 computer issue and the Company does not expect any adverse effect in the future due to third party failure. However, the Company relies on several third party relationships and it has not verified that all of these third party's systems are currently working and there can be no assurance that a third party failure will not adversely affect the Company.

ITEM 6A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 1999, all the Company's long term debt bears fixed interest rates, however, the fair market value of this debt is sensitive to changes in prevailing interest rates. The Company runs the risk that market rates will decline and the required payments will exceed those based on the current market rate. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.


ITEM 7.  FINANCIAL STATEMENTS

Index to consolidated financial statements

CHADMOORE WIRELESS GROUP, INC.
Index to Consolidated Financial Statements                                                F-1

Report of Independent Public Accountants                                                  F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998                              F-3

Consolidated Statements of Operations for the years ended December 31, 1999 and 1998      F-4

Consolidated Statements of Redeemable  Preferred Stock and Shareholders'  Equity
     for the years ended December 31, 1999 and 1998                                       F-5

Consolidated  Statements of Cash Flows for the years ended December 31, 1999 and 1998     F-6

Notes to Consolidated Financial Statements                                                F-8


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Chadmoore Wireless Group, Inc.:

We have audited the accompanying consolidated balance sheets of Chadmoore Wireless Group, Inc. (a Colorado corporation) and Subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, redeemable preferred stock and shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chadmoore Wireless Group, Inc. and Subsidiaries, as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.







Arthur Andersen LLP

Las Vegas, Nevada
March 1, 2000

                         CHADMOORE WIRELESS GROUP, INC.
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998

                                                                                            December 31,
                                                                                     1999                1998
                                                                                ---------------    ---------------
                        ASSETS
Current assets:
     Cash                                                                       $     5,602,913    $       578,677
Accounts receivable, less allowance for doubtful accounts of
         $36,911 and $13,000 at December 31, 1999 and 1998, respectively              1,090,392            582,817
     Other receivables, less allowance for doubtful accounts of
         $134,484 and $133,639 at December 31, 1999 and 1998, respectively              265,679            136,288
     Inventory                                                                          531,539            169,520
     Other current assets                                                                18,323            134,228
                                                                                ---------------    ---------------
         Total current assets                                                         7,508,846          1,601,530

     Property and equipment, net                                                     14,188,167         12,681,753
     Intangible assets, net                                                          38,816,244         41,118,012
     Other assets, net                                                                1,706,486            119,166
                                                                                ---------------    ---------------

         Total assets                                                           $    62,219,743    $    55,520,461
                                                                                ===============    ===============

LIABILITIES, REDEEMABLE PREFERRED STOCK
     AND SHAREHOLDERS' EQUITY

Liabilities:
     Current maturities of long-term debt                                       $    11,133,762    $     8,255,174
     Accounts payable                                                                 1,432,782          3,979,366
     Accrued liabilities                                                              1,311,509          2,827,792
     License option commission payable                                                       -           3,412,000
     Unearned revenue                                                                   812,595            506,056
     Other current liabilities                                                           70,490            707,039
                                                                                ---------------    ---------------
         Total current liabilities                                                   14,761,138         19,687,427

     Long-term debt                                                                  29,288,061          8,152,589
                                                                                ---------------    ---------------

         Total liabilities                                                           44,049,199         27,840,016

Minority interests                                                                      716,336            533,690

Commitments and contingencies
Redeemable preferred stock:
     Series C, 4% cumulative, 10,119,614 shares issued and outstanding                1,507,316            974,995

Shareholders' equity:
     Preferred stock, $.001 par value, authorized 40,000,000 shares:
         Series B 219,000, 0 and 21,218 shares
         outstanding at December 31, 1999 and 1998, respectively                             -                  21
     Common stock, $.001 par value, authorized 100,000,000 shares,
         40,683,118 and 36,504,324 shares issued and outstanding
         at December 31, 1999 and 1998, respectively                                     40,683             36,504
     Additional paid-in capital                                                      68,086,611         66,856,832
     Stock subscribed                                                                   304,650                -
Deficit                                                                             (52,485,052)       (40,721,597)
                                                                                ---------------    ---------------

         Total shareholders' equity                                                  15,946,892         26,171,760
                                                                                ---------------    ---------------

         Total liabilities, redeemable preferred stock and shareholders' equity $    62,219,743    $    55,520,461
                                                                                ===============    ===============

See accompanying notes to consolidated financial statements.

                         CHADMOORE WIRELESS GROUP, INC.
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 1999 and 1998


                                                                                           December 31,
                                                                                     1999                1998
                                                                                ---------------    ---------------
Revenues:
     Service revenue                                                            $     5,058,906    $     2,318,700
     Equipment sales and maintenance                                                  1,015,170            829,968
                                                                                ---------------    ---------------

         Total revenues                                                               6,074,076          3,148,668

Operating expenses:
     Cost of service revenue                                                          1,387,500            635,388
     Cost of equipment sales and maintenance                                            581,632            461,098
     General and administrative                                                      10,165,330          7,909,222
     Depreciation and amortization                                                    2,033,034          1,233,359
                                                                                ---------------    ---------------

         Total operating expenses                                                    14,167,496         10,239,067
                                                                                ---------------    ---------------

Loss from operations                                                                 (8,093,420)        (7,090,399)

Other income (expense):
     Minority interest                                                                 (251,303)           (96,618)
     Interest expense, net                                                           (3,597,539)        (1,681,652)
     Standstill agreement expense                                                            -            (182,914)
     Gain on sale of intangible assets                                                  373,774            730,425
                                                                                ---------------    ----------------
                                                                                     (3,475,068)        (1,230,759)

Net loss before extraordinary item                                                  (11,568,488)        (8,321,158)
Extraordinary item from early extinguishment of debt                                   (194,967)                -
                                                                                ----------------   ---------------
Net loss                                                                            (11,763,455)        (8,321,158)

Series B preferred stock dividend                                                       (17,578)           (69,854)
Redeemable preferred stock dividend and accretion                                      (532,321)          (289,683)
                                                                                ---------------    ---------------

Loss applicable to common shareholders                                          $   (12,313,354)   $    (8,680,695)
                                                                                ===============    ===============

Basic and diluted loss per share of Common Stock:

Loss applicable to common shareholders before extraordinary item                $         (0.22)   $        (0.21)
Extraordinary item from early extinguishment of debt                                       -                 -
Loss applicable to common shareholders                                          $         (0.22)   $        (0.21)
                                                                                ===============    ===============

Basic and diluted weighted average shares outstanding                                55,300,233         41,454,187
                                                                                ===============    ===============

See accompanying notes to consolidated financial statements.

                         CHADMOORE WIRELESS GROUP, INC.
 Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
                 For the years ended December 31, 1999 and 1998

                              Page one of two pages


                                       Redeemable Preferred     Preferred Stock
                                              Stock                Series B          Common Stock
                                              -----           ------------------ --------------------
                                     Outstanding              Outstanding        Outstanding
                                        Shares      Amount       Shares   Amount    Shares    Amount
                                        ------      ------    ----------- ------ ----------- --------
Balance at December 31, 1997, restated          - $         -     219,000 $  219  21,163,847 $ 21,164

Issuance of Common Stock:
     Employee compensation plan                 -           -           -      -     123,500      124

     Stock subscribed                           -           -           -      -      11,400       11

     Exercise of license option                 -           -           -      -     800,000      800
                                                                 (197,782)
     Conversion of Series B                     -           -               (198)  4,461,714    4,462
     preferred stock
     Series B preferred stock                   -           -           -      -     122,413      122
     dividend
     Standstill agreement                       -           -           -      -     310,023      310

     Services                                   -           -           -      -     290,765      291

     Exercise of license option                 -           -           -      -      31,000       31

     Purchase of fixed assets                   -           -           -      -     335,000      335

     Cash                              10,119,614     685,312           -      -   8,854,662    8,854

Issuance of stock options                       -           -           -      -           -        -

Preferred stock dividends and                   -     289,683           -      -           -        -
accretion
Net loss                                        -           -           -      -           -        -
                                     ------------ ----------- ----------- ------ ----------- --------
Balance at December 31, 1998           10,119,614     974,995      21,218     21  36,504,324   36,504
                                     ------------ ----------- ----------- ------ ----------- --------
Issuance of Common Stock:
     Stock subscribed                           -           -           -      -           -        -
     Series B preferred stock                   -           -     (21,218)   (21)     915,932     916
     conversion
     Series B preferred stock                   -           -           -      -      76,672       77
     dividend
     Settlement of license dispute              -           -           -      -     525,000      525
     Settlement of debt                                                            1,871,096    1,871
     Services                                   -           -           -      -      90,094       90
     Value of warrants issued
     Conversion of subsidiary stock             -           -           -      -     700,000      700
Preferred stock dividends and accretion         -     532,321           -      -           -        -
Net loss                                        -           -           -      -           -        -
                                     ------------ ----------- ----------- ------ ----------- --------
Balance at December 31, 1999           10,119,614 $ 1,507,316           - $    -  40,683,118 $ 40,683
                                     ============ =========== =========== ====== =========== ========

See accompanying notes to consolidated financial statements.

                         CHADMOORE WIRELESS GROUP, INC.
 Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
                 For the years ended December 31, 1999 and 1998

                              Page two of two pages




                                            Additional                                  Total
                                             Paid-In          Stock                 Shareholders'
                                             Capital        Subscribed     Deficit      Equity
                                         -------------- -------------- ------------ -------------
Balance at December 31, 1997, restated     $ 60,303,498    $  32,890  $(32,400,439) $ 27,957,332

Issuance of Common Stock:
     Employee compensation plan                  63,572            -             -        63,696

     Stock subscribed                            32,879     (32,890)             -             -

     Exercise of license option                 351,200            -             -       352,000

     Conversion of Series B                      (4,264)            -             -             -
     preferred stock
     Series B preferred stock                     (122)            -             -             -
     dividend
     Standstill agreement                       182,604            -             -       182,914

     Services                                   160,634            -             -       160,925

     Exercise of license option                  15,159            -             -        15,190

     Purchase of fixed assets                   188,711            -             -       189,046

     Cash                                     5,837,604            -             -     5,846,458

Issuance of stock options                        15,040            -             -        15,040

Preferred stock dividends and                 (289,683)            -             -     (289,683)
accretion
Net loss                                              -            -   (8,321,158)   (8,321,158)
                                         -------------- ------------ ------------- -------------
Balance at December 31, 1998                 66,856,832            -  (40,721,597)    26,171,760
                                         -------------- ------------ ------------- -------------
Issuance of Common Stock:
     Stock subscribed                                 -      304,650             -       304,650
     Series B preferred stock                      (895)            -             -          -
     conversion
     Series B preferred stock                      (77)            -             -          -
     dividend
     Settlement of license dispute              138,915            -             -       139,440
     Settlement of debt                         914,966                                  916,837
     Services                                    21,028            -             -        21,118
     Value of warrants issued                   688,863                                  688,863
     Conversion of subsidiary stock               (700)            -             -          -
Preferred stock dividends and accretion       (532,321)            -             -     (532,321)
Net loss                                              -            -   (11,763,455) (11,763,455)
                                         -------------- ------------ ------------- -------------
Balance at December 31, 1999             $  68,086,611  $   304,650  $ (52,485,052)  15,946,892
                                         ============== ============ ============= =============

See accompanying notes to consolidated financial statements.

                         CHADMOORE WIRELESS GROUP, INC.
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 1999 and 1998

                                                                                     1999                1998
                                                                                ---------------    ----------------

Cash flows from operating activities:

Net loss                                                                        $   (11,763,455)   $     (8,321,158)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Minority interest                                                                  251,303              96,618
     Depreciation and amortization                                                    2,033,034           1,233,359
     Extraordinary loss from extinguishment of debt                                      94,847                  -
     Settlement of license dispute                                                      139,440                  -
     Write off of license options                                                       124,862              43,690
     Gain on sale of intangible assets                                                 (373,774)           (730,425)
     Standstill agreement                                                                    -              182,914
     Amortization of debt discount and debt issuance costs                            1,948,026           1,265,227
     Stock compensation                                                                      -                7,710
     Expense associated with:
         Options issued for services                                                     80,513              15,040
     Change in operating assets and liabilities:
         Increase in accounts and other receivables                                    (501,581)           (307,620)
         Increase in inventory                                                         (362,019)            (80,387)
         Decrease in other current assets                                                59,905              52,116
         Increase in unearned revenue                                                   306,539             398,999
         Increase (decrease) in accounts payable and accrued liabilities             (2,609,402)          4,267,997
         Increase in other current liabilities                                            4,000           1,937,295
                                                                                ---------------    ----------------
         Net cash (used in) provided by operating activities                        (10,567,762)             61,375

Cash flows from investing activities:
     Payments for acquisition and purchase of license options                          (267,814)           (224,448)
     Purchases of property and equipment                                             (3,160,819)         (7,364,520)
     Decrease in other assets                                                                -               16,597
                                                                                ---------------    ----------------
         Net cash used in investing activities                                       (3,428,633)         (7,572,371)

Cash flows from financing activities:
     Proceeds upon issuance of equity securities                                             -            7,500,000
     Equity issuance costs                                                                   -             (968,229)
     Increase in debt issuance costs                                                 (1,885,343)           (143,801)
     Payments of minority interest                                                      (74,049)                 -
     Payments of long-term debt                                                      (5,615,977)         (2,012,012)
     Proceeds from issuance of long-term debt                                        26,596,000           2,754,325
                                                                                ---------------    ----------------
         Net cash provided by financing activities                                   19,020,631           7,130,283
                                                                                ---------------    ----------------

Net increase (decrease) in cash                                                       5,024,236            (380,713)

Cash at beginning of period                                                             578,677             959,390
                                                                                ---------------    ----------------
Cash at end of period                                                           $     5,602,913    $        578,677
                                                                                ===============    ================

See accompanying notes to consolidated financial statements.

                         CHADMOORE WIRELESS GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


A.       DESCRIPTION OF BUSINESS

Chadmoore Wireless Group, Inc., together with its subsidiaries (collectively "Chadmoore" or the "Company"), is one of the largest holders of frequencies in the United States in the 800 megahertz ("MHz") band for commercial specialized mobile radio ("SMR") service. The Company's operating territory covers approximately 55 million people in 180 markets, primarily in secondary and tertiary cities throughout the United States ("Operating Territory"). The Company also entered into an Asset Acquisition Agreement ("American Agreement") with American Wireless Network, Inc. ("American") where the Company will acquire 16 ten-channel 900 Mhz wide-area licenses in seven Metropolitan Trading Areas ("MTA's"). Also known as dispatch, one-to-many, or push-to-talk, Chadmoore's commercial SMR service provides reliable, real-time voice communications for companies with mobile workforces that have a need to frequently communicate with their entire fleet or subgroups of their fleet.

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


B.       PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of all majority owned companies and joint ventures. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority partners' proportionate share in the joint venture's equity or equity in income (loss).

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

E.       INTANGIBLE ASSETS

Intangible assets consist of FCC licenses and rights to acquire FCC licenses, which are recorded at cost and are authorized by the Federal Communications Commission ("FCC") and allow the use of certain communications frequencies. FCC licenses have a primary term of five or ten years and are renewable for additional five-year periods for a nominal FCC processing fee. Although there can be no assurance that the licenses will be renewed, Management expects that the licenses will be renewed as they expire. FCC licenses are amortized using the straight-line method over 20 years and FCC renewal fees are amortized using the straight-line method over 5 years. The Company evaluates the recoverability of FCC licenses by determining whether the unamortized balance of this asset is expected to be recovered over its remaining life through projected undiscounted operating cash flows.

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

H.       LOSS PER SHARE

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

I.       CONCENTRATION OF RISK

The Company believes that the geographic and industry diversity of its customer base minimizes the risk of incurring material losses due to concentrations of credit risk.

J.       CUSTOMER ACQUISITION COSTS

Customer acquisition costs are expensed in the period they are incurred.

K.       ADVERTISING EXPENSE

The Company expenses advertising costs in the period incurred. The Company expensed approximately $375,000 and $740,000 of advertising costs for the years ended December 31, 1999 and 1998, respectively.

L.       DEBT ISSUANCE COSTS

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method, or a method that approximates the effective interest method, over the term of the debt agreements. Debt issuance costs included in other assets were $1,690,155 and $102,835 at December 31, 1999 and 1998, respectively. Amortization of debt issuance costs amounted to $203,176 and $40,966 in 1999 and 1998, respectively.

M.       IMPAIRMENT OF LONG-LIVED ASSETS

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

NOTE 2 - MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 1999 and 1998, the Company has suffered recurring losses from operations, and has a working capital deficiency of $7,252,292 and $18,085,897, respectively, that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 2000, the Company will require additional funding in the next six months for full-scale implementation of its SMR services, debt service, purchase commitment and ongoing operating expenses. To meet such requirements the Company is currently pursuing additional funding. This includes potential equity or debt funding and potential vendor financing arrangements currently being pursued but not yet consummated. There can be no assurances that the Company will be able to successfully obtain the additional financings currently being pursued, or will be otherwise able to obtain sufficient financing to consummate the Company's business plan.

The failure to consummate the aforementioned potential financings would have a material adverse effect on the Company. The Company has developed a contingency plan, which includes selling selected channels (with the permission of GATX) and focusing solely on the 85 markets in which full-scale service has already been implemented. This latter course might entail ceasing further system expansion in such markets (which in the aggregate are generating positive cash flow) and reducing corporate staff to the minimal level necessary to administer such markets. The Company believes that this strategy could provide sufficient time and resources to raise additional capital in order to resume its current plan. However, there can be no assurances that this or any of the Company's contingency plans would adequately address the aforementioned risks, or that the Company will attain profitability, and accordingly, the Company may not be able to continue its operations and is subject to risk of a liquidation of its assets or bankruptcy.

NOTE 3 - ASSET ACQUISITION

On June 1, 1999 the Company entered into the American Agreement with American whereby the Company will acquire 16 ten-channel 900 Mhz wide-area licenses in seven MTA's. In consideration the Company will assume approximately $1.4 million of American's outstanding debt with the FCC as well as American receiving 7.5% ownership in the MTA's operations. In addition, American will receive a warrant to purchase 50,000 shares of the Company's Common Stock at an exercise price of $0.50 per share. In connection with the American Agreement, the Company entered into an operating lease with American for certain SMR equipment with payments totaling $720,000 over the next six years and assumed other operating leases with obligations totaling approximately $25,000 per month. However, the American Agreement is contingent upon all licenses completing the FCC approval and transfer process.

In addition, the Company has entered into a management agreement whereby the Company will perform as contractor and agent on behalf of American for all managerial functions involved with operation of the stations, under the oversight and direction of American until such time as all licenses have completed the FCC approval and transfer process. Pursuant to this management agreement the Company is responsible, subject to the oversight of American, for the billing and collection of all revenues and the payment of all operating expenses associated with the operation of these stations. The Company will also make the required interest-only payments on the outstanding debt to the FCC totaling approximately $8,100 per month. The Company's compensation for managing such sites will be 100% of the gross revenues, less the costs mentioned above, provided that the net profit of any station does not exceed $30,000 per calendar month. If any station's profit exceeds $30,000 per calendar month the Company shall pay any excess profit to American. During the year ended December 31, 1999, the net of the revenues and expenses associated with this agreement totaled a loss of approximately $210,000.

NOTE 4 - INTANGIBLE ASSETS

A.       INTANGIBLE ASSETS CONSIST OF THE FOLLOWING:

                                                     December 31, 1999          December 31, 1998
                                                     --------------------       -----------------
             FCC licenses                            $         34,793,033       $        37,669,351
             Rights to acquire licenses                         5,038,201                 3,985,133
                                                     --------------------       -------------------
                                                               39,831,234                41,654,484
             Less accumulated amortization                    (1,014,990)                  (536,472)
                                                     -------------------        -------------------
                                                     $         38,816,244       $        41,118,012
                                                     ====================       ===================

B.       LICENSE OPTION AND MANAGEMENT AGREEMENTS

The Company has entered into various option agreements to acquire FCC licenses for SMR channels. The option agreements allow the Company to purchase licenses, subject to FCC approval, within a specified period of time after the agreement is signed ("Options"). As of December 31, 1999, the Company had made Option payments of approximately $14,400,000 by giving consideration of cash, notes payable and issuance of Common Stock for approximately 1,650 licenses. When the FCC approval and transfer process is complete the Company reclassifies all previous consideration given by the Company from rights to acquire FCC licenses to FCC licenses. As of December 31, 1999, the Company reclassified approximately $10,500,000 of the $14,400,000 consideration paid for FCC licenses. The Company has also incurred approximately $1,200,000 worth of commission expense related to the Options.

Upon entering into an Option, the Company also entered into a like-term management agreement with the licensee. The management agreements give the Company the right to manage the SMR systems, subject to the direction of the licensee, for a period of time (usually 2 to 5 years) prior to the transfer of the license to the Company as stated in the agreements ("Management Agreements"). During the term of the Management Agreements, revenues received by the Company will be shared with the licensee only after certain agreed-upon costs to construct the channels are recovered by the Company.

In  addition to the  Options  mentioned  above,  on June 14,  1996,  the Company
executed  a  stock  purchase  agreement  to  purchase  channels.   Based  on  an
independent appraiser's estimate of the fair market value of the assets exchanged, 70% of the combined consideration was allocated to Management Agreements and the remaining 30% was allocated to "Investment in options to acquire licenses" ("Investment in Options"). When the Company exercises the Investment in Options and completes the FCC approval and transfer process, the pro-rata share of the Management Agreements and Investment in Options is reclassified from rights to acquire licenses to FCC licenses. As of December 31, 1999, approximately 3,600 of the total 3,800 FCC licenses related to Management Agreements and Investment in Options have completed the FCC transfer and approval process and approximately $22,950,000 had been reclassified to FCC licenses.

On December 30, 1999, the Company entered into an agreement to restructure $3,412,000 of license commissions payable. The difference between the fair value of the consideration given and the $3,412,000 of commissions payable was approximately $2,200,000 and was recorded as a reduction to the value of the licenses and no gain was recorded. (See Note 6A)

C.       INTANGIBLE ASSET DISPOSITIONS

During 1998 the Company entered into a license termination agreement whereby the Company gave up its ownership right on a certain FCC license deemed by Management to be non-strategic to its business plan. The license had a carrying value of $50,000 and the Company received consideration of $385,000 for terminating its rights to such license, thereby creating a gain on disposition of $335,000.

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

During 1999 the Company recognized the sale of certain FCC licenses deemed by Management to be non-strategic to its business plan. The total transaction price was $750,000 for licenses with a carrying value of $320,226 and incurred transaction fees of $56,000, therefore creating a gain on disposition of intangible assets of $373,774. To date the Company has received cash of $600,000 and the remaining $150,000 is classified as other receivables.


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                 December 31,    December 31,
                                                     1999            1998
                                                 ------------    ------------

Land                                             $    102,500    $    102,500
Buildings and improvements                            439,629         395,659
SMR systems and equipment                          16,026,554      12,862,613
SMR systems in process                                232,265         554,200
Furniture and office equipment                        447,372         292,130
Automobiles                                            28,260          18,760
                                                 ------------    ------------
                                                   17,276,580      14,225,862
Less accumulated depreciation and amortization     (3,088,413)     (1,544,109)
                                                 ------------    ------------
                                                 $ 14,188,167    $ 12,681,753
                                                 ============    ============

                                     F-11a

NOTE 6 - LONG-TERM DEBT Long-term debt consists of the following:

                                                                                     December 31, 1999       December 31, 1998
                                                                                     -----------------       -----------------

Notes Payable with GATX Capital Corporation with a face value of $26,600,000 and a discount of $608,350,  bearing interest at annual rates ranging from 10.75% to
11.35%,  quarterly interest payment through March 2000 and quarterly interest
and principal payments commencing on June 30, 2000.                                  $    26,041,328         $          -

Note  payable  in  connection  with  license  commissions  with a face  value of
$672,348, net of discount, maturing December 2005, requiring monthly payments of
$7,500,  increasing by $500 a year,  and three  payments of $100,000  payable in
March 2001,  September  2002 and March 2004. The Company has imputed an interest
rate of 12% annually and recorded a debt discount in the amount of $267,652.                 662,348                    -

Note payable in connection with the purchase of SMR  infrastructure,  face value of $1,673,000, with a down payment of $300,000, 8 monthly payments of $139,448,
bearing interest at 10.75% annually.                                                         678,991                    -

Note payable in connection with the asset purchase from General  Communications, payable in  monthly  installments  of $12,500  through  February  1997;  $13,750 through  February 1998,  thereafter,  monthly payments are subject to annual CPI increases  through  February 2008, at which time the monthly  payments are fixed through  February 2021.  Management has assumed annual CPI increases to be 2.5%.
The note payable is  non-interest  bearing with  interest  imputed at 9%, net of unamortized discount of $3,230,312 and $3,382,925 as of December 31, 1999 and
1998, respectively.                                                                        1,165,300               1,185,335

Notes payable to MarCap  Corporation  in  connection  with the purchase of radio communications equipment, payable in 36 monthly installments maturing at various dates through 2001, including interest rates from 10.625% to
11.15%, secured by a guarantee and stock pledge agreement.                                       -                 1,335,008

Notes  payable  to  MarCap  in  connection  with a $2  million  line  of  credit collateralized  by  certain  assets  of  the  Company,  payable  in  36  monthly installments maturing at various dates through 2001, including interest rate of
12%, secured by a guarantee and stock pledge agreement.                                          -                 1,635,480

Note  payable,  bearing no interest,  which  matured in August 1998,  10 monthly
principal payments of $162,750, one interest payment at maturity of $425,000.                710,663               1,627,500

Notes payable to licensees,  payable in up to 36 monthly installments  beginning
March 1998 through  December 1999 and ending March 2001 through  December  2002.
Non-interest  bearing,  interest  imputed  at 15%.  Aggregate  face  amount  of
$15,304,260 net of unamortized discount of $3,823,903.                                    11,056,503              10,343,608

Notes  payable  to  minority   partners  to  be  paid  from
positive  cash  flow  of the  related  joint  venture.  Non
interest bearing, interest imputed at 15%.                                                    97,170                 265,124

Note  payable  to  GMAC  for  van,  payable  in 36  monthly
installments ending June 2001, including interest at 1.9%.                                     9,520                  15,708
                                                                                     -----------------       -----------------
                                                                                          40,421,823              16,407,763
Less current maturities:                                                                 (11,133,762)             (8,255,174)
                                                                                     -----------------       -----------------
Total long term debt                                                                 $    29,288,061         $     8,152,589
                                                                                     =================       =================

The Company incurred interest expense of $3,738,383 and $1,712,617 for the years ended December 31, 1999 and 1998 respectively. No capital interest was recorded for the years ended December 31, 1999 or 1998.


Aggregate maturities of debt, net of unamortized discounts, for the next five years and thereafter are as follows:

         Year ended December 31,
                  2000                                       11,133,762
                  2001                                        9,809,578
                  2002                                        6,393,312
                  2003                                        5,313,302
                  2004                                        5,442,287
                  Thereafter                                  2,329,582
                                                     ------------------
                                                     $       40,421,823
                                                     ==================

A.       DEBT ISSUANCES, RETIREMENTS AND CONVERSIONS

In September 1997, the holder of a convertible debenture entered into an agreement with the Company to restructure a convertible debenture (the "Debenture Restructuring Agreement"). The Debenture Restructuring Agreement required the holder to exchange the convertible debenture (including rights to all accrued interest and penalties) for a new debenture (the "New Debenture") with a maturity date of August 31, 1998, in the principal amount of $1,627,500, payable in ten monthly payments of $162,750. These payments were payable in cash or stock, at the Company's option, at the then-current market price when due. Interest, in the liquidated amount of $425,000, was payable by the Company, at the Company's option, in cash or stock at the then current market price, payable in September 1998. On April 12, 1999, the Company made a payment to the New Debenture holder of 1,871,096 shares of the Company's restricted Common Stock, which represented $916,837 toward the principal and interest of the New Debenture. (See Note 13)

During 1999, pursuant to a loan facility with GATX Capital Corporation ("GATX Facility'), the Company borrowed $26.6 million from GATX Capital Corporation ("GATX") leaving approximately $400,000 available for future borrowings at the sole and absolute discretion of GATX, subject to substantially the same terms as the previous borrowings. Loans were made at an interest rate fixed at the time of the funding based on five-year US Treasury notes plus 5.5% and payable over five-years following a 16 month interest only period. Quarterly principal payments of approximately $1.35 million are to commence June 30, 2000. Warrants to purchase up to 1,822,500 shares of the Company's Common Stock at an exercise price of $0.39 per share were also issued to the Lender ("GATX Warrants"). The loan is secured by substantially all the assets of the Company.

On June 10, 1999, the Company entered into an Amendment to the GATX Facility ("Amendment"). The Amendment, among other things, delayed certain financial covenants, extended the option period to make available funds from 120 days to 150 days and amended the collateral value to loan ratio from 2 to 1 to 1.5 to 1. The Company also restated the exercise price of the GATX Warrants from $0.39 to $0.01 per share of the Company's Common Stock. In connection with the Amendment, the Company has recognized a debt discount related to the GATX Warrants of $608,350, which represents the intrinsic value, which is not materially different from the fair value, of the GATX Warrants on the date of the Amendment. This discount is being amortized to interest expense using the effective interest method over the life of the loan.

The Company has certain financial covenants related to the GATX Facility consisting of total indebtedness to tangible net worth ratio, current ratio, average EBITDA for commercialized markets and adjusted tangible net worth. As of December 31, 1999 the Company was in compliance with the respective financial covenants.

On December 30, 1999, the Company entered into an agreement to restructure the way it would pay its license commissions. The Company issued a non-interest bearing note payable with a face value of $940,000, maturing December 2005. The note payable requires monthly payments of $7,500, increasing by $500 a year, and three payments of $100,000 payable in March 2001, September 2002 and March 2004. The Company has imputed an interest rate of 12% annually and recorded a debt discount in the amount of $267,652. In addition the Company issued 1,500,000 shares of its Common Stock, which was issued on March 3, 2000, resulting in stock subscribed of $304,650 on December 31, 1999.

In conjunction with the GATX Facility the Company prepaid and terminated the Motorola loan facility and the MarCap loan facility. All security interests related to the Motorola loan facility and the MarCap loan facility were concurrently released. The Company incurred expenses of $94,847 for debt issuance costs and $100,120 of prepayment penalties related to these loans. These amounts are reflected as an extraordinary item in the accompanying consolidated financial statements.

As of December 31, 1998, the Company was in default on its loan facilities, and approximately $1,765,976 was therefore classified as current maturities of long-term debt that would have otherwise been classified as long-term debt. On March 3, 1999, the related loan facilities were paid-in full and were terminated.


NOTE 7 - EQUITY TRANSACTIONS


A.       1999 TRANSACTIONS

During the year ended December 31, 1999, the Company issued 1,871,096 shares of the Company's restricted Common Stock, which represented $916,837 toward the principal and interest of the New Debenture. (see Note 6A).

During the year ended December 31, 1999, the Company issued 525,000 shares of the Company's Common Stock for the settlement of a license dispute.

During the year ended December 31, 1999, the Company issued 700,000 shares of the Company's Common Stock for the conversion of a subsidiary's stock. (see
Note 7G)


B.       PREFERRED STOCK PRIVATE PLACEMENT

During 1998, certain holders of the Company's Series B Preferred Stock converted 197,782 shares of Company's Series B Preferred Stock into 4,461,714 shares of the Company's Common Stock. Dividends on such shares were $52,508, which was paid with 122,413 shares of Common Stock. In addition, dividends of $17,346 accrued on the Company's Series B Preferred Stock as of December 31, 1998.

As of March 31, 1999, all of the Company's Series B Preferred Stock had been converted into Common Stock of the Company, and no warrants remain to be issued.

C.        EQUITY INVESTMENT

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

          Common Stock                                 $   2,055,936
          Series C Preferred Stock                           685,312
          Eleven-year warrants                             3,251,528
          Three-year warrants                                 38,698
          Five and one-half year warrants                  1,468,526
                                                       -------------
          TOTAL                                        $   7,500,000
                                                       =============

D.       STOCK OPTION PLANS

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, which permits entities to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair-value based method defined in SFAS 123 had been applied. The Company has elected to continue to apply provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

During 1999 and 1998, the Company's board of directors approved and granted stock options to purchase 685,000 and 2,588,000 shares, respectively, of the Company's Common Stock, vesting over a four year period. The options were issued to various employees and directors under the Company's employee stock option plans.


                                                             Weighted
                                                              Average
                                         Number              Exercise
         Stock Options                   of Shares              Price
----------------------------------      -----------        ----------
Outstanding at December 31, 1997          4,758,327        $     1.65
Granted at $0.49 - $0.51 per share        2,588,000              0.51
Lapsed or canceled                       (1,473,604)             2.11
                                        -----------
Outstanding at December 31, 1998          5,872,723              1.03
                                        -----------
Granted at $0.49 - $0.51                    685,000              0.51
Lapsed or canceled                       (1,912,375)             2.35
                                        ------------
Outstanding at December 31, 1999          4,645,348        $     0.50
                                        ===========

The following table summarizes information about stock options outstanding at December 31, 1999:

                       Number           Weighted          Weighted      Number       Weighted
       Range of     Outstanding at       Average           Average    Exercisable    Average
       Exercise      December 31,        Remaining        Exercise    December 31   Exercisable
         Price            1999        Contractual Life       Price        1999         Price
      -----------   -------------     ----------------   ----------   -----------   -----------
      $0.49-$0.51      4,645,348         5.0 years          $0.50       2,889,598      $0.50

The Company applied APB 25 in accounting for its stock options and warrants and, accordingly, compensation expense of $0 in 1999 and $15,040 in 1998 has been recognized for its stock options in the financial statements.

The fair value of each option grant issued during the years ended December 31, 1999 and 1998 are estimated by management using an option pricing model (Black-Scholes) with the following assumptions: dividend yield of 0%; expected option life of 2 years; volatility of 88.56% and risk free interest rate of 5.73%.

Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS 123 instead of applying APB 25, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                      December 31, 1999      December 31, 1998

Loss applicable to
common shareholders   As reported     $    (12,313,354)      $     (8,680,695)
SFAS 123 expense                               (37,483)              (581,972)
                                      -----------------      -----------------
Loss applicable to
Common shareholders   Pro forma            (12,350,837)            (9,262,667)
                                      =================      =================

Loss per share        As reported     $         (0.22)       $          (0.21)
                      Pro forma                 (0.22)                  (0.22)

Pro forma net loss reflects only options granted in 1999 and 1998. Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation expense is reflected over the options' vesting period of four years.

E.       WARRANTS

The following is a summary of issued and outstanding warrants for the purchase of Common Stock:

                                                           Number
                     Warrants                             of Shares
         ---------------------------------              ------------

         Outstanding at December 31, 1997                  2,639,605
         Granted at $0.001-$1.25 per share                28,339,229
         Less exercised                                           -
         Lapsed or canceled                                       -
                                                        ------------
         Outstanding at December 31, 1998                 30,978,834
         Granted at $0.001-$1.25 per share                 4,282,190
         Less exercised                                           -
         Lapsed or canceled                               (1,931,916)
                                                        -------------
         Outstanding at December 31, 1999                 33,329,108
                                                        ============



F.       MINORITY INTERESTS

Prior to the reverse acquisition, the Company sold restricted Common Stock in its subsidiary, CCI, to a third party totaling 700,000 shares. On August 25, 1999, the holder of such shares elected to convert these shares of CCI to 700,000 shares of Chadmoore Wireless Group Common Stock. As per the amended and restated stock subscription agreement dated January 13, 1996, the third party had options to purchase 2.1 million shares of restricted common stock of CCI. The options were exercisable ranging from six months from the closing date of the amended and restated stock subscription agreement through eight years from such date. As of July 13, 1996, 700,000 options that were exercisable at $1.50 per share were unexercised by the third party and thus expired on that date. Options to purchase 1.4 million shares of CCI remain outstanding at December 31, 1999 at the following exercise prices:


                                               Option
            Number           Option           Exercise        Expiration
         of Options           Type             Price             Date
         ----------        -----------      -----------       -------
            700,000             A               $2.50          1/13/2000
            700,000             B               $4.00          1/13/2004


As of the date of this filing, the 700,000 "A" options remained unexercised and have expired.


NOTE 8 - LOSS PER SHARE

SFAS 128 requires the Company to calculate its earnings (loss) per share based on basic and diluted earnings (loss) per share as defined. Basic and diluted loss per share was computed by dividing the net loss applicable to common shareholders by the weighted average number of shares of Common Stock. The following is a reconciliation of the basic and diluted EPS computations for loss available to common shareholders.

                                                                   December 31, 1999   December 31, 1998
                                                                   -----------------   -----------------
         Total basic and diluted weighted shares outstanding              39,318,672          31,685,633

         Warrants deemed to be outstanding Common Stock
              (weighted average)                                          15,981,561           9,768,554
                                                                   -----------------   -----------------
         Weighted average common shares outstanding                       55,300,233          41,454,187
                                                                   =================   =================

The Company's warrants, preferred stock and stock options granted and issued during 1999 and 1998, and outstanding as of December 31, 1999 and 1998, are antidilutive and have been excluded from the diluted loss per share calculation for the years ended December 31, 1999 and 1998. The following potentially dilutive securities were not included in the computation of dilutive EPS because the effect of doing so would be antidilutive.

                                         December 31, 1999    December 31, 1998
                                         -------------------- -----------------

Options                                          4,645,348           5,872,723
Warrants                                        15,802,082          16,892,637
Convertible preferred stock                              -           1,044,707
                                         -----------------   -----------------
                                                20,447,430          23,810,067
                                         =================   =================

NOTE 9 - MANDATORILY REDEEMABLE PREFERRED STOCK

As discussed in Note 6B, on May 4, 1998, the Company issued 10,119,614 shares of 4% cumulative Series C Preferred Stock, which is mandatorily redeemable by written notice to the Company on the earlier of (i) May 1, 2003 or (ii) the occurrence of the listing of the Company's Common Stock on a National Securities Exchange or an equity financing by the Company that results in gross proceeds in excess of $2 million ("Redeemable Preferred"). The Series C Preferred Stock has a redemption price equal to $.3953 and is entitled to cumulative annual dividends equal to 4% payable semi-annually. Dividends on the Series C Preferred Stock accrue from the issue date, without interest, whether or not dividends have been declared. Unpaid dividends, whether or not declared, compound annually at the dividend rate from the dividend payment date on which such dividend was payable. As long as any shares of Series C Preferred Stock are outstanding, no dividend or distribution, whether in cash, stock or other property, may be paid, declared or set apart for payment for any junior securities.

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


NOTE 10 - NON CASH ACTIVITIES

During the year ended December 31, 1999 the Company had the following non-cash investing and financing activities. The issuance of $953,252 of notes payable, net of discount, to exercise Options. The issuance of a note payable of $1,673,000 for the payment of fixed assets. The issuance of 90,000 shares of Common Stock for services. The issuance of a note payable of $672,348, net of discount, and the agreement to issue 1,500,000 shares of Common Stock (Common stock subscribed) to pay license commissions. The issuance of 1,871,096 shares of Common Stock as a payment on a note payable. The issuance of 700,000 shares of Common Stock as consideration for retiring 700,000 shares of the Company's subsidiary's stock. Conversion of 20,955 shares of Series B Preferred into 915,932 shares of Common Stock. Issuance of 76,672 shares of Common Stock for Series B Preferred dividends. The issuance of 525,000 shares of Common Stock as a settlement on a license dispute.

During the year ended December 31, 1998 the Company had the following non-cash investing and financing activities. The issuance of 123,500 shares of Common Stock to employees for compensation that was previously accrued. The issuance of $7,090,285 of notes payable, net of discount, to exercise Options. Conversion of 197,782 shares of Preferred Stock into 4,461,714 shares of Common Stock. Issuance of 122,413 shares of Common Stock for Preferred Stock dividends. Issuance of 11,400 shares of Common Stock for $32,890 of Common Stock previously subscribed. Issuance of 800,000 shares of Common Stock with a value of $352,000, for exercise of Investment in Options. Issuance of 31,000 shares of Common Stock with a value of $15,190 to a license holder to exercise an Option. Issuance of 290,765 shares of Common Stock for services with a value of $160,925. Issuance of 335,000 shares of Common Stock with a value of $189,050 and licenses with a cost of $100,000 in exchange for fixed assets.

During the years ended December 31, 1999 and 1998, the Company paid no cash for taxes. During the years ended December 31, 1999 and 1998, the Company paid cash of $1,702,730 and $247,709 for interest.

NOTE 11 - INCOME TAXES

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

The major components of the deferred tax assets and liabilities at December 31, 1999 and 1998 are presented below:

                                                                   1999             1998
                                                              -------------     -------------
Deferred tax assets:
       Net operating loss carryforwards                       $  18,111,189     $  15,305,051
       Management agreements                                      2,508,435         2,508,435
       Accruals not currently deductible for tax purposes           411,824           455,658
       Investment in JJ&D LLC                                       155,216           155,216
       Allowance for doubtful accounts                               59,724             4,550
       Other                                                        123,334                 -
                                                              -------------     -------------
                                                                 21,369,722        18,428,910
Less valuation allowance                                        (19,936,774)      (16,867,581)
                                                              --------------    -------------
Deferred tax assets                                           $   1,432,948     $   1,561,329
                                                              =============     =============

Deferred tax liabilities:
       Property and equipment                                    (1,067,494)         (382,177)
       FCC licenses                                                (331,281)       (1,148,562)
       Other                                                        (34,173)          (30,590)
                                                              --------------    --------------
Deferred tax liabilities                                         (1,432,948)       (1,561,329)
                                                              --------------    --------------
Net Deferred Tax Assets                                       $          -      $          -
                                                              ==============    ==============

SFAS 109 requires recognition of the future tax benefit of these assets to the extent realization of such benefits is more likely than not; otherwise, a valuation allowance is applied. At December 31, 1999 and 1998, the Company determined that $19,936,774 and $16,867,581, respectively, of tax benefits did not meet the realization criteria because of the Company's historical operating results. Accordingly, a valuation allowance was applied to reserve against the applicable deferred tax asset.

At December 31, 1999 and 1998, the Company had net operating loss carry-forwards available for income tax purposes of approximately $51,746,255 and $39,427,854 respectively, which expire principally from 2009 to 2019.


NOTE 12 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 1999 and 1998 the Company paid $1,749,315 and $680,351, respectively to Private Equity Partners ("PEP"), for professional services associated with equity and debt financings. Mark F. Sullivan, a Director of the Company, is an owner and managing partner of PEP.

On December 6, 1999 the Company re-priced 358,793 of warrants to purchase the Company's Common Stock from exercise prices ranging from $0.50 to $2.50 to an exercise price of $0.01. These warrants are held by the Sullivan Family Trust, of which Mark F. Sullivan and his wife are the only trustees.

On January 21, 2000 the Company issued a warrant to purchase 250,000 shares of the Company's Common Stock at an exercise price of $0.21. This warrant is held by the Sullivan Family Trust, of which Mark F. Sullivan and his wife are the only trustees.

On May 1, 1998, the Company and Recovery entered into an advisory agreement commencing on May 1, 1998 and ending on the fifth anniversary. The advisory agreement stipulates that Recovery shall devote such time and effort to the performance of providing consulting and management advisory services for the Company as deemed necessary by Recovery. The Company shall pay an annual consulting fee of $312,500 beginning on May 1, 1999 which shall be paid in advance, in equal monthly installments, reduced by the Series C Preferred dividends paid in the preceding twelve months. Jeffrey A. Lipkin and Joseph J. Finn-Egan, managing partners for Recovery, are Directors of the Company.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

A - GOODMAN CHAN PROCEEDINGS

Nationwide Digital Data Corp. and Metropolitan Communications Corp. among others (collectively, "NDD/Metropolitan"), traded in the selling of SMR application preparation and filing services, and in some instances construction services to the general public. Most of the purchasers in these activities had little or no experience in the wireless communications industry. Based on evidence that NDD/Metropolitan had not fulfilled their construction and operation obligations to over 4,000 applicants who had received FCC licenses through NDD/Metropolitan, the Federal Trade Commission ("FTC") filed suit against NDD/Metropolitan in January, 1993, in the Federal District Court for the Southern District of New York ("District Court"). The District Court appointed Daniel R. Goodman (the "Receiver") to preserve the assets of NDD/Metropolitan. In the course of the Receiver's duties, he together with a licensee, Dr. Robert Chan, who had received several FCC licenses through NDD/Metropolitan's services, filed a request to extend the construction period for each of approximately 4,000 SMR stations. At that time, licensees of most of the stations included in the waiver request ("Receivership Stations") were subject to an eight-month construction period. On May 24, 1995, the FCC granted the request for extension. The FCC reasoned that the Receivership Stations were subject to regulation as commercial mobile radio services stations, but had not been granted the extended construction period awarded, by the FCC, to all commercial mobile radio services licensees. Thus, in an effort to be consistent in its treatment of similarly situated licensees, the FCC granted the licensee petitioners an additional four months in which to construct and place the Receivership Stations in operation (the "Goodman/Chan Waiver"). The Goodman/Chan Waiver became effective upon publication in the Federal Register on August 27, 1998. Moreover, the FCC released a list on October 9, 1998 which purported to clarify the status of relief eligibility for licenses subject to the August 27, 1998 decision. Subsequently the FCC also released a purported final list of the Receivership Stations.

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

The dismissal of the Petitions, while a problem for the other parties before the court, appears not to be a bar to the Company's efforts to seek relief in this instance, but simply requires that the Company await the FCC's final action in this matter. In reviewing the Court's opinion, the Company's Management believes that the court has left open the possibility of a rehearing on the merits should the FCC fail to ultimately grant relief to the Company. Thus, as Chadmoore was the only party before the court which had timely filed such a petition, Management believes the potential for a rehearing on the merits would be applicable only to Chadmoore should the FCC not act affirmatively on Chadmoore's pending Petition for Reconsideration.

On November 9, 1999 the FCC's Commercial Wireless Division Chief entered a decision denying Chadmoore's Petition for Reconsideration. This staff level opinion is not binding upon the Commission, and the Company has a legal right to seek an internal FCC review through application to the Commission, as well as an ultimate right to seek redress in the United States Court of Appeals for the District of Columbia Circuit. Thus, on December 9, 1999 the Company filed, with the full commission, an application for review of the staff decision. This application remains pending at the Commission, and the Company is taking steps with decision makers in Washington D.C. in an effort to obtain affirmative relief. However, should such efforts not prove fruitful, Management believes the way is clear for a hearing on the merits of the case in the United States Court of Appeals for the District of Columbia Circuit. Due to the uncertainty surrounding both the FCC's administrative process in managing review of the this matter and the docket calendar of the court, it is not possible, at this time, for Management to predict, with any reasonable level of reliability, a timetable for when action on these pending matters will be concluded. Approximately 650 of those licenses purchased by or under option and management agreements with the Company are among those which the FCC initially has refused to afford relief pursuant to the Commercial Wireless Division's October 9, 1998, Public Notice. Thus, it is reasonably possible (as defined by Financial Accounting Standard
Board No. 5) that the Company's owned and/or managed licenses which are encompassed within the denial of relief pursuant to the October 9, 1998 Public Notice, could be permanently canceled by the FCC for failure to comply with its construction requirements. If these licenses are in fact cancelled by the FCC, it would result in the loss of licenses with a book value of approximately $6,200,000 and the loss of certain subscribers to the Company's services, which could result in a material adverse effect on the Company's financial condition, results of operations and liquidity and could result in possible fines and/or forfeitures levied by the FCC. The Company has prepared these estimates based on the best information available at the time of this filing. Once again, there has been no list published by the FCC in this matter which the Company feels it may rely upon. Therefore, the Company has pursued the above-described litigation to clarify this matter. Based on the preceding, no provision has been made in the accompanying consolidated financial statements.

B. OTHER LEGAL PROCEEDINGS

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

C.       PURCHASE COMMITMENT

In October 1996, the Company signed a purchase agreement with Motorola to purchase approximately $10 million of Motorola radio communications equipment, including Motorola Smartnet II trunked radio systems. Such purchase agreement required that the equipment be purchased within 30 months of its effective date. On March 10, 1998, the effective period of the Motorola purchase agreement was extended from 30 months to 42 months. As of December 31, 1999, the Company had purchased approximately $6.5 million toward this purchase commitment. The Company has received a 60 day extension on this agreement and both parties intend to negotiate an amendment. The Company believes that it will reach an agreement with Motorola to amend the purchase agreement, however there can be no assurance that the purchase agreement will be amended. If the purchase agreement is not amended and the Company does not purchase the additional $3.5 million of radio communications equipment before June 10, 2000, the Company will be
obligated  to  reimburse   Motorola  for  previous  discounts  of  approximately
$750,000.

D.       LEASE COMMITMENTS

The Company entered into a lease for its corporate offices and warehouse facilities in Las Vegas, Nevada, commencing in December 1997, under a non-cancelable operating lease agreement which expires in March 2002. Terms of the lease provide for minimum monthly lease payments of approximately $18,500. The agreement provides for annual adjustments to the minimum monthly lease payment based on the consumer price index as defined therein.

In addition, the Company leases sales facilities in Little Rock, Arkansas and Southaven, Mississippi with monthly lease payments of approximately $1,500 and $1,000, respectively, and the Company leases approximately 275 antenna sites for transmission of SMR services. The terms of these leases range from month-to-month to 5 years, with options to renew.


Future minimum payments associated with the leases described herein, including renewal options, are as follows:

         Year ended December 31,
                  2000                               $        2,462,452
                  2001                                        1,729,722
                  2002                                        1,762,678
                  2003                                        1,273,869
                  2004                                        1,271,365
                  thereafter                                     22,169
                                                     ------------------
                                                     $        8,522,255

Total rent expense for the years ended December 31, 1999 and 1998 amounted to $2,194,642 and $1,676,494, respectively.


NOTE 14 - SUBSEQUENT EVENTS. (unaudited)

On March 2, 2000, the Company made a payment to the New Debenture holder of 1,900,000 shares of the Company's restricted Common Stock, which represented $931,000 toward the principal and interest of the New Debenture. (See Note 6A)

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The sections labeled "Election of Directors", "Executive officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's Proxy Statement to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders are incorporated herein by reference (the "Proxy Statement.")

ITEM 10.  EXECUTIVE COMPENSATION

         The section labeled "Executive Compensation and Other Information" appearing in the Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The Sections labeled "Principal Stockholders" and "Security Ownership of Directors and Management" appearing in the Proxy Statement are incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The sections labeled "Executive Compensation and Other Information" and
"Certain  Relationships  and  Related  Transactions"   appearing  in  the  Proxy
Statement are incorporated herein by reference.

PART IV

ITEM 13. EXHIBITS AND CURRENT REPORTS ON FORM 8-K

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

3.1 Articles of Incorporation (Incorporated by reference to Exhibit 1 of the Form 8.

3.2 Articles of Amendment to the Articles of Incorporation filed November 1, 1988 (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-KSB for the year ended December 31, 1995)

3.3 Articles of Amendment to the Articles of Incorporation filed April 28, 1995 (Incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB for the year ended December 31, 1995)

3.4 Articles of Amendment to the Articles of Incorporation filed April 1, 1996 (Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB for the year ended December 31, 1995)

3.5 Articles of Amendment to the Articles of Incorporation filed April 11, 1996 (Incorporated by reference to Exhibit 3.5 to the Company's Form 10-KSB for the year ended December 31, 1995)

3.6 Bylaws (Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form S-18 (33-14841-D))

3.7 Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock of the Company (Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB for the year ended December 31, 1995)

3.8 Certificate of Designation of Rights and Preferences of Convertible Preferred Stock Series B of the Comp any. (Incorporated by reference to Exhibit 4.5 to the Company's Form 8-K, under Item 9, date of earliest event reported December 23, 1997)

4.1 Form of Warrant Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Form 10-KSB for the year ended December 31, 1995)

4.2 Registration Rights Agreement (Incorporated by reference to Exhibit 4.2 to the Company's Form 10-KSB for the year ended December 31, 1995)

4.3 Form of Stock Purchase Warrant issued in connection with the Series B 8% Convertible Preferred Stock Offshore Subscription Agreement dated on or about December 10, 1997 (Incorporated by reference to Exhibit 4.6 to the Company's Form 8-K, under Item 9, date of earliest event reported December 23, 1997)

4.4 Transfer and Release Agreement effective September 26, 1997, by and between Chadmoore Wireless Group, Inc. and LDC Consulting, Inc. (Incorporated by reference to Exhibit 10.13 to the Company's Form 8-K, under Item 5, date of earliest event reported - September 26, 1997)

 4.5 Warrant to Purchase 1,822,500 Shares of Common Stock, dated March 2, 1999, issued to GATX (Incorporated by reference to Exhibit 10.6 of the GATX Form 8-K)

 4.6     Stock  Purchase  Warrant,  dated  May 1,  1998,  issued  to REI for the
         purchase  of  10,119,614  shares  of  Common  Stock   (Incorporated  by
         reference to Exhibit 10.5 of the REI Form 8-K)

 4.7     Stock  Purchase  Warrant,  dated  May 1,  1998,  issued  to REI for the
         purchase  of  14,612,796  shares  of  Common  Stock   (Incorporated  by
         reference to Exhibit 10.4 of the REI Form 8-K)

 4.8 Stock Purchase Warrant, dated May 1, 1998, issued to REI for the purchase of 4,000,000 shares of Common Stock (Incorporated by reference to Exhibit 10.3 of the REI Form 8-K)

10.1* Amended Nonqualified Stock Option Plan dated October 12, (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-KSB for the year ended December 31, 1995)

10.2* Employee Benefit and Consulting Services Plan dated July 7, 1995 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 effective July 12, 1996 (file no. 33-94508))

10.3* First Amendment to the Employee Benefit and Consulting Services Plan dated December 8, 1995 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 effective December 1, 1996 (file no. 33-80405))

10.4* Employment Agreement between the Registrant and Robert W. Moore effective as of April 21, 1995 (Incorporated by reference to Exhibit
         10.4 to the Company's Form 10-KSB for the year ended December 31, 1995)

10.5 Integrated Dispatch Enhanced Network ("iDEN") Purchase Agreement dated February 28, 1996 by and between the Company and Motorola, Inc. (Incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB for the year ended December 31, 1995)

10.6 Amendment Number 001 to the Integrated Dispatch Enhanced Network (iDEN) Purchase Agreement dated March 25, 1996 (Incorporated by reference to
         Exhibit 10.8 to the Company's Form 10-KSB for the year ended December 31, 1995)

10.7 Asset Purchase Agreement dated November 2, 1994 by and between Chadmoore Communications, Inc., and General Communications Radio Sales and Service, Inc., General Electronics, Inc. and Richard Day with Exhibits (Incorporated by reference to Exhibit 2.2 of the Registrant's Form 8-K, dated March __, 1996 ("the Gencom 8-K"), date of earliest event reported March 8, 1996)

10.10 Modification to Asset Purchase Agreement dated March 8, 1996 by and between Chadmoore Communications, Inc., the Company and Chadmoore Communications of Tennessee, Inc. and General Communications Radio Sales and Service, Inc., General Electronics, Inc. and Richard Day with Exhibits (Incorporated by reference to Exhibit 2.1 of the Gencom 8-K, date of earliest event reported March 8, 1996)

10.11 Stock Purchase Agreement dated June 14, 1996, by and between Chadmoore Wireless Group, Inc. and Libero Limited (Incorporated by reference to
         Exhibit 10.11 to the Company's Form 8-K, under dated June 1996

10.12 Purchase Agreement between Motorola, Inc. and Chadmoore Wireless Group, Inc. and Chadmoore Communications, Inc. dated October 25, 1996 (Incorporated by reference to Exhibit 10.12 to the Company's Form 10-KSB for the year ended December 31, 1996)

10.13 Promissory Note executed by Chadmoore Communications, Inc. payable to Motorola, Inc., dated December 30, 1996. (Incorporated by reference to
         Exhibit 10.13 to the Company's Form 10-KSB for the year ended December 31, 1996)

10.14 Guarantee of Security Agreement executed by Chadmoore Wireless Group, Inc., in favor of Motorola, Inc., dated December 30, 1996. (Incorporated by reference to Exhibit 10.14 to the Company's Form 10-KSB for the year ended December 31, 1996)

10.15    Restructuring  Agreement  Regarding  8%  Convertible  Debentures  dated
         September 19, 1997, by and between Chadmoore Wireless Group, Inc., Cygni S.A., and Willora Company Limited (Incorporated by reference to
         Exhibit 10.12 to the Company's Form 8-K, under Item 9, date of earliest event reported - September 19, 1997)

10.16 Investment Agreement dated May 1, 1998, between the Registrant and REI (Incorporated by reference to Exhibit 10.1 of the REI Form 8-K)

10.17    Registration   Rights  Agreement,   dated  May  2,  1998,  between  the
         Registrant and REI (Incorporated by reference to Exhibit 10.2 of the REI Form 8-K)

10.18 Advisory Agreement, dated May 1, 1998, between the Registrant and REI (Incorporated by reference to Exhibit 10.7 of the REI Form 8-K)

10.19 Form of Series B 8% Convertible Preferred Stock Offshore Subscription Agreement dated on or about December 10, 1997 (Incorporated by reference to Exhibit 10.15 to the Company's Form 8-K, under Item 9, date of earliest event reported - December 23, 1997)

10.20 Form of Amendment No. 1 to Offshore Subscription Agreement for Series B 8% Convertible Preferred Stock dated on or about February 17, 1998 (Incorporated by reference to Exhibit 10.16 to the Company's Form 8-K, under Item 9, date of earliest event reported - February 17, 1998)

10.21 Employment Agreement between the Company and Robert Moore effective as of January 1, 1997 (Incorporated by reference to Exhibit 10.21 to the Company's Form 10-KSB for the year ended December 31, 1997)

10.22 Employment Agreement between the Company and Jan Zwaik effective as of February 17, 1997 (Incorporated by reference to Exhibit 10.21 to the Company's Form 10-KSB for the year ended December 31, 1997)

10.23 Employment Agreement between the Company and Rick Rhodes effective as of December 10, 1998. (Incorporated by reference to Exhibit 10.23 to the Company's Form 10-KSB for the year ended December 31, 1998)

10.24 Employment Agreement between the Company and Vince Hendrick effective as of May 17, 1999 (Filed herewith)

10.25 Indemnification Letter Agreement, dated May 1, 1998, between the Registrant and REI (Incorporated by reference to Exhibit 10.8 of the REI Form 8-K)

10.26 $26,600,000 Secured Promissory Note, dated March 2, 1999, issued by the Registrant to GATX (Incorporated by reference to Exhibit 10.2 of the GATX Form 8-K)

10.27 Security Agreement, dated March 2, 1999, between the Registrant, its subsidiaries and GATX (Incorporated by reference to Exhibit 10.4 of the GATX Form 8-K)

10.28    Guarantee,   dated  March  2,  1999,   between  the   Registrant,   its
         subsidiaries and GATX (Incorporated by reference to Exhibit 10.5 of the GATX Form 8-K)

11.1 Calculation of Weighted Average Shares Outstanding (see Consolidated Statement of Operations and Notes to Consolidated Financial Statement, 1-L)

16.1 Letter of Mitchell Finley & Company, P.C. dated July 10, 1995, stating its concurrence with the disclosure contained in the Company's Current Report on Form 8-K (Incorporated by reference to Exhibit 16 to the Company's Form 8-K, under Item 4, date of earliest event reported - July 7, 1995)

21.1     Subsidiaries of the Company (Filed herewith)

23.12    Consent of Arthur Andersen LLP (Filed herewith)

27.1     Financial Data Schedules (Filed herewith)
----------
*  Management contract or compensatory plan.

(b)      Current Reports on Form 8-K


(i) Current report on Form 8-K on March 3, 1999 reporting the change in certifying accountant.

(ii) Current report on From 8-K/A on March 10,1999 reporting the change in certifying accountant.

(iii) Current report on From 8-K on March 16, 1999 reporting a $13.5 million equity investment which closed on March 2, 1999.

(iv) Current report on Form 8-K on August 2, 1999 reporting the issuance of a press release.

(v) Current report on Form 8-K on August 2, 1999 reporting the issuance of a press release.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                         Chadmoore Wireless Group, Inc.
                                         (formerly CapVest International, Ltd.)

                                         By: /s/ Stephen K. Radusch
                                            -----------------------------------
                                            Stephen K. Radusch
                                            Chief Financial Officer

                                            Date: March 23, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Robert W. Moore                                   Date: March 23, 2000
Robert W. Moore, President,
Chief Executive Officer and Director

/s/ Stephen K. Radusch                                Date: March 23, 2000
Stephen K. Radusch
Chief Financial and Accounting Officer

/s/ Rick D. Rhodes                                    Date: March 23, 2000
Rick D. Rhodes
Chief Regulatory Officer

/s/ Mark F. Sullivan                                  Date: March 23, 2000
Mark F. Sullivan
Director

/s/ Joseph J. Finn-Egan                               Date: March 23, 2000
Joseph J. Finn-Egan
Director

/s/ Janice H. Pellar                                  Date: March 23, 2000
Janice H. Pellar
Director

/s/ Gary L. Stanford                                  Date: March 23, 2000
Gary L. Stanford
Director

/s/ Jeffrey A. Lipkin                                 Date: March 23, 2000
Jeffrey A. Lipkin
Director

Exhibit 10.24

This  EMPLOYMENT  AGREEMENT  ("Agreement")  is  made as of May  17,1999,  by and
between   CHADMOORE   WIRELESS  GROUP,   INC.,  a  Colorado   corporation   (the
"Corporation"), and Vincent F. Hedrick (the "Executive").

WHEREAS, the Corporation desires to employ Executive in the capacity of Sr. Vice President Sales & Marketing, and Executive desires to accept such employment on the terms and conditions contained herein.

         NOW, THEREFORE, in consideration of the foregoing and the covenants and agreements hereinafter set forth, the parties hereto, intending to be legally bound, agree to the following terms and conditions, which shall be effective from and after the date hereof:

1.       RETENTION, TERM AND DUTIES
         --------------------------
         1.1 Retention. The Corporation hereby employs the Executive as Senior Vice President Sales & Marketing and the Executive hereby accepts such employment, upon the terms and subject to the conditions of this Agreement.
         1.2 Term. The term of employment of the Executive by the Corporation shall be for the period commencing on May 17, 1999 (the "Commencement Date") and ending on May 17, 2002, (the "Term"), unless this Agreement is sooner terminated pursuant to Section 5 herein. Notwithstanding anything contained herein to the contrary, the term of employment will be automatically extended for successive one (1) year periods commencing May 18, 2002 ("Extended Term"), unless either party to this Agreement elects to terminate this Agreement by providing notice pursuant to Section 12 hereof of such election to the other party during the sixty (60) day period commencing prior to the expiration of the then applicable Term or Extended Term.
         1.3 Duties. The Executive shall be the Senior Vice President Sales & Marketing of the Corporation, with duties and responsibilities commensurate with such position, and with the offer/acceptance letter between the parties dated March 9,1999. The Executive shall report to the Corporation's President/CEO. The Executive shall perform the duties regularly associated with this position at the Corporation's corporate headquarters in Las Vegas, Nevada. Any change in Executive duties or work location shall be mutually agreed upon by Corporation and Executive.

2.       SCOPE OF SERVICES
         -----------------
         2.1 Services. The Executive agrees that he or she shall perform Executive's services to the best of his/her ability. During the term of this Agreement the Executive shall not render any services for others in any line of business in which the Corporation or its subsidiaries are significantly engaged without first obtaining the Corporation's written consent. Executive shall devote his/her full business time, care, attention and best efforts to the Corporation's business and shall conduct himself/herself in a manner so as to reflect credit upon himself /herself and the Corporation.

3.       COMPENSATION
         ------------
         3.1 Base. The Corporation shall pay to the Executive an annual base salary of $135,000 (One Hundred Thirty Five Thousand Dollars) (the "Base Salary"), payable in equal installments (in accordance with the Corporation's standard practices, but no less often than semi-monthly) subject to all withholding for income, FICA and other similar taxes, to the extent required by applicable law. Salary for a portion of any period will be prorated. The Corporation agrees to provide an annual written performance review of the Executive by the Executive's direct supervisor, and to subsequently review the then current Base Salary of the Executive. Said Base Salary may be increased by the supervisor, subject to the concurrence of the President and/or the Board of the Corporation or the Compensation Committee (if any), at the sole discretion of the Corporation.
         3.2 Bonus. In addition to the Base Salary payable to the Executive pursuant to Section 3.1 hereof, the Corporation (i) shall make available to the Executive a bonus in the amount of $40,000 (Forty Thousand Dollars) based on meeting performance standards or targets set reasonably and in good faith by the Board of Directors or the Compensation Committee, if any, and (ii) may pay any additional amounts as, in the discretion of the Corporation's Board of Directors or the Compensation Committee (if any), it may desire as a result of the Executive's services. These amounts shall be referred to as "Bonus".
         3.3 Employee Stock Option Plan. In addition to the Base Salary payable to the Executive pursuant to Section 3.1 hereof, and the Bonus payable to the Executive pursuant Section 3.2 hereof, the Corporation shall issue to the Executive 400,000 (Four Hundred Thousand) stock options in accordance with the offer/acceptance letter between the parties dated March 9,1999. The Corporation may issue additional stock options, in the sole discretion of the Corporation's Board of Directors or the Compensation Committee, (if any), it may desire as a result of the Executive's services. The vesting, exercise, expiration and other terms and conditions pertaining to these options shall be governed by such written stock option agreements as entered into between the parties hereto.

4.       OTHER BENEFITS
         --------------
         4.1 Insurance Benefits. The Executive shall be entitled to participate in all other employee benefit programs of the Corporation in effect from time to time, on the same availability and basis as other employees of a similar level of employment as Executive, as determined at the sole discretion of the Corporation or as required by applicable laws, subject to a determination of eligibility under the terms of said plan in accordance with its respective terms. The Corporation maintains the exclusive right, at its sole discretion, to change, alter, modify, or eliminate any or all of said employee benefits at any time consistent with other Senior Executives of the Corporation. Upon termination of Employment for any reason, the Executive may, at the Executive's discretion, elect to acquire any desired benefit plans which are convertible to the Executive in accordance with the terms and conditions of the particular benefit plan(s), consistent with applicable Corporation policies, and all federal, state, and local laws, including COBRA.
         4.2 Expenses. The Corporation shall reimburse the Executive for all reasonable and customary expenses which the Executive shall incur in connection with the Executive's services to the Corporation or any subsidiary pursuant to this Agreement. To obtain reimbursement, Executive shall comply with the Corporation's reimbursement policies including documentation of expenses. All additional benefits are to be authorized by and subject to approval by the Corporation's Board of Directors.
         4.3 Vacation; Sick Leave. The Corporation shall provide to the Executive such paid vacation and paid sick leave in accordance with the Corporation's AMTO policy as modified by the Board of Directors or Corporation Committee (if any) for employees of a similar level of Employment as Executive. In accordance with the policies of the Corporation, Executive may use vacation and sick leave provided it does not materially interfere with the Executive's performance of his/her obligations hereunder.

5.       TERMINATION
         -----------
         This Agreement may be terminated prior to the Expiration Date only in accordance with the following provisions:
         5.1 Death. In the event of the Executive's death, the Executive's employment with the Corporation shall be deemed to be terminated as of the date of death. Upon death, the Executive's estate or other legal representative shall be entitled to receive any Base Salary accrued and unpaid at the time of death. All other compensation or benefits shall cease at the date of death, except for any prior vested benefits due the Executive under any benefit program of the Corporation in which the Executive was enrolled, and such other benefits as may be available to the spouse and/or dependents of the Executive in accordance with the terms and conditions of the particular benefit plan(s), consistent with applicable Corporation policies, and all federal, state, and local laws, including COBRA.
         5.2 Termination by the Corporation. Corporation may terminate the Executive's employment hereunder, by delivering to the Executive a Notice of Termination (defined hereinafter), as follows:
              1) At will, without cause, with payment of twelve (12) months of Base Salary as severance remuneration in equal bi-monthly or semi-monthly installments to coincide with the Corporation's normal payroll cycle. No other benefits except Base Salary will be paid or will accrue or vest during this twelve (12) month installment severance period. All Executive Options granted to Executive shall immediately vest upon the date of termination at will, without cause.
              2) For cause, at any time during employment, without any additional remuneration or severance, with cause having any of the following meanings:
                  (1) conviction of any felony or other crime involving moral turpitude;
                  (2) the use of illegal  drugs;  the use of alcohol or abuse of legal drugs which materially impairs the Executive's performance of his or her duties;
                  (3) malfeasance or gross negligence by the Executive in the performance of his or her duties;
                  (4) a material  violation by the Executive of any provision of this Agreement;
                  (5) willful or gross misconduct by the Executive  injurious to the Corporation.

         5.3 Voluntary Termination. Executive may voluntarily terminate his or her employment with the Corporation at any time, with a minimum of thirty (30) days notice, by giving the Corporation a Notice of Termination (defined hereinafter). If the Executive voluntarily terminates his or her Employment with the Corporation under this Agreement, the Executive shall receive only the compensation and benefits accrued at the date of termination. For salary, Executive will be paid salary accrued to the date of termination, but no additional salary. For bonus, Executive will be paid bonus amounts (if any) as determined in the sole discretion of the Board of Directors or the Compensation Committee (if any). Stock options shall be governed by separate Stock Option Agreements. In the event Executive voluntarily terminates employment due to inability of Corporation to meet payroll obligations for 31 consecutive days, all employee stock options and/or stock appreciation rights granted to Executive will vest at date of termination. Also, the Executive may elect to acquire or assume any desired benefit plans which are convertible to the Executive, in accordance with the terms and conditions of the benefit plan, consistent with applicable Corporation policies, and all applicable federal, state and local laws, including COBRA.
         5.4 Termination Following Change of Control. If this Agreement is terminated by either party, or Executive is required to relocate more than 50 miles from Las Vegas, or there is a material reduction in Executives, compensation, duties and/or responsibilities, within one year following the occurrence of both (a) a change of control of the Corporation as defined below, or (b) the termination of Robert W. Moore's services as Chief Executive Officer and President of the Corporation, the Corporation shall pay to Executive a lump sum payment equal to 2.99 times the average annual compensation paid by the Corporation and includable by Executive in his gross income during the lesser of
(i) the period of time employed by the Corporation or (ii) the five tax years ended prior to the tax year in which such change of ownership or control occurs, and all Employee Stock Options shall immediately and irrevocably vest . For purposes of this Section 5.4, a "change of control" of the Corporation will be deemed to have occurred upon: (i) completion of a transaction resulting in a consolidation, merger, combination or other transaction in which the common stock of the Corporation is exchanged for or changed into other stock or securities, cash and/or any other property and the holders of the Corporation's common stock immediately prior to completion of such transaction are not, immediately following completion of such transaction, the owners of at least a majority of the voting power of the surviving entity, (ii) a tender or exchange offer by any person or entity other than Executive and/or his affiliates for fifty percent (50%) of the outstanding shares of common stock of the Corporation is successfully completed, (iii) the Corporation has sold all or substantially all of the Corporation's assets, or (iv) during any period of twelve (12) consecutive months, individuals who at the beginning of such period constituted the board of directors of the Corporation (together with any new or replacement directors whose election by the board of directors, or whose nomination for election, was approved by a vote of at least a majority of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for reelection was previously so approved) cease for any reason to constitute a majority of the directors then in office.
Notwithstanding anything contained herein to the contrary, the payment by Corporation to Executive pursuant to this Section 5.4 shall be reduced to the extent necessary to prevent any portion of such payment to be characterized as an excess parachute payment under Section 280G of the Internal Revenue Code of 1986, as amended, or any successor provision thereof, which may be applicable to a payment pursuant to this Section 5.4.
         5.5 Notice of Termination. For purposes of this Agreement, the term "Notice of Termination" shall mean a written document delivered to the Executive (if termination is by the Corporation) or to the Corporation (if a voluntary termination by the Executive), which shall specify the section of this Agreement under which the termination occurs. Termination shall be effective on the date that the Notice of Termination is effective, or any date specified by the Corporation (if termination is by the Corporation). Notwithstanding the foregoing, the Notice of Termination shall be effective immediately upon termination for "cause."

6.       INDEMNIFICATION AND INSURANCE
         -----------------------------
         6.1 Obligation. The Corporation shall indemnify and hold harmless, and in any action, suit or proceeding, defend the Executive (with the Executive having the right to use counsel of his choice) against all expenses, costs, liabilities and losses (including attorneys' fees, judgments and fines, and amounts paid or to be paid in any settlement) (collectively "Indemnified Amounts") reasonably incurred or suffered by the Executive in connection with the Executive's service as an employee of the Corporation or any affiliate to the full extent permitted by the By-laws of the Corporation as in effect on the date of this Agreement, or, if greater, as permitted by the general corporation law of the jurisdiction of the Corporation's incorporation (the "GCL"), provided that the indemnity afforded by the Corporation's By-laws shall never be greater than permitted by the GCL. The Corporation shall advance on behalf of Executive all Indemnified Amounts as they are incurred. To the extent a change in the GCL (whether by statute or judicial decision) permits greater indemnification than is now afforded by the By-laws and a corresponding amendment shall not be made in said By-laws, it is the intent of the parties hereto that the Executive shall enjoy the greater benefits so afforded by such change.
         6.2 Determination. A determination that indemnification with respect to any claims by the Executive pursuant to this Section 6 is proper shall be made by independent legal counsel selected by the Board of Directors of the Corporation and set forth in a written opinion furnished by such counsel to the Board of Directors, the Corporation and the Executive. In the event it is determined by such counsel that Executive is not entitled to indemnification pursuant to this Section 6 (and if contested by Executive, such determination is confirmed by the final non-appealable order of a court of competent jurisdiction), or if a court of competent jurisdiction determines in a final non-appealable order that Executive is not entitled to indemnification pursuant to this Section 6, Executive shall promptly reimburse the Corporation for all such advances of Indemnified Amounts made by the Corporation on Executive's behalf.
         6.3 Notice of Claims. The Executive shall advise promptly the Corporation in writing of the institution of any action, suit or proceeding which is or may be subject to this Section 6, provided that Executive's failure to so advise the Corporation shall not affect the indemnification provided for herein, except to the extent such failure has a material and adverse effect on the Corporation's ability to defend such action, suit or proceeding.
         6.4 Indemnification Insurance. The Executive shall be covered by insurance, to the same extent as other employees of the Corporation are covered by insurance, with respect to (a) directors and officers liability, (b) errors and omissions, and (c) general liability insurance. The Corporation shall maintain reasonable and customary insurance of the type specified in parts (b) and (c) in the preceding sentence. The Executive shall be a named insured or additional insured, without right of subrogation against him or her, under any policies of insurance carried by the Corporation. The Corporation will, in good faith, make efforts to maintain insurance coverage of the type specified in part
(a) above at commercially reasonable rates, but the failure to obtain such coverage shall not constitute a breach of the Corporation's obligations hereunder.

7.       CONFIDENTIAL INFORMATION: NONDISCLOSURE, ETC.
         ---------------------------------------------
         7.1 Confidentiality. During the Term, any Extended Term and thereafter, Executive shall keep secret and retain in strictest confidence and shall not, without the prior written consent of the Corporation, furnish, make available or disclose to any third party or use for the benefit of himself or herself or any third party any Confidential Information. Confidential Information is information related to or concerning the Corporation and its businesses which is confidential, proprietary or not generally known to and cannot be readily ascertained through proper means by persons or entities (including any of the Corporation's present competitors), who can gain any type of competitive advantage from its disclosure or use. Confidential Information includes without limitation, all secret, confidential or proprietary information, knowledge or data relating to the Corporation, such as operational methods; financial data, marketing or development proposals, plans or strategies; pricing strategies; business or property acquisition or development proposals or plans; new personnel acquisition proposals or plans; customer lists and any descriptions or data concerning current or prospective customers; provided, however, while employed by the Corporation and in furtherance of the business and for the benefit of the Corporation, Executive may provide Confidential Information as appropriate to attorneys, accountants, financial institutions and other persons or entities engaged in business with the Corporation and authorized to receive such information in the ordinary course of business.
         7.2 Return of Documents. Promptly upon termination of this Agreement for any reason, or whenever requested by the Board of Directors of the Corporation, the Executive shall return or cause to be returned to the Corporation all Confidential Information in any form or format, or any other property of the Corporation in the Executive's possession or custody or at his or her disposal, which he or she has obtained or been furnished, without retaining any copies thereof.

8.       NON-COMPETITION
         8.1 Restriction.  Subject to Section 2 hereof, the Executive shall not,
(i) throughout the Term or Extended Term of this Agreement, as the case may be, and (ii) for a period of 12 months thereafter, in each case without the Corporation's prior written consent, render services to a business, or plan for or organize a business, which is materially competitive with the Corporation or of any of its subsidiaries by becoming an owner, officer, director, shareholder (owning more than 4.9% of such business' equity interests), partner, associate, employee, agent or representative or consultant or serve in any other capacity in any such business. 8.2 Trade Secrets. Subject to Section 2 hereof, all ideas and improvements which are protectable by patent or copyright, or as trade secrets as defined in NRS 600A.030(4)(a) conceived or reduced to practice (actually or constructively) during the Term or Extended Term of this Agreement by the Executive, shall be the property of the Corporation; provided, however, that the provisions of this Section
         8.2 shall not apply to an invention for which no equipment, supplies, facility or trade secret information of the Corporation was used and which was developed entirely on the Executive's own time, and (a) which does not relate to
(i) the business of the Corporation or any of its subsidiaries or (ii) the actual or demonstrably anticipated research or development by the Corporation of any of its subsidiaries or (b) which does not result from any work performed by the Executive pursuant to this Agreement.

9.       REMEDIES
         --------

         9.1 Arbitration. In the event of any dispute or controversy arising under, out of or relating to this Agreement or the breach hereof other than under Section 7 or 8 hereunder for which the Corporation may seek injunctive relief, it shall be determined by arbitration in Las Vegas, Nevada to be heard by a single arbitrator chosen by the Corporation and the Employee, provided that if the Corporation and the Employee cannot agree on a single arbitrator, each shall select one arbitrator and the arbitrators so selected shall select a third arbitrator, and the panel of three arbitrators shall determine the dispute. Such arbitration and any award made therein shall be binding upon the Corporation and the Executive.
         9.2 Injunctive Relief. The Executive acknowledges and agrees that any material breach which occurs or which is threatened of Section 7 or 8 hereof shall cause substantial and irreparable damage to the Corporation in an amount and of a character difficult to ascertain. Accordingly, in addition to any other relief to which the Corporation may otherwise be entitled at law, in equity or by statute, or under this Agreement, the Corporation shall also be entitled to and Executive hereby consents to the issuance of an injunction preventing or prohibiting such breach or threatened breach of Section 7 or 8 hereof.
         9.3 Fees. If any action at law or in equity or arbitration is necessary to enforce or interpret the terms and conditions of this Agreement, the prevailing party shall be entitled to reasonable attorney's, accountant's and expert's fees, costs and necessary disbursements in addition to any other relief to which it or he or she may be entitled.
         9.4 Reasonableness and Severability of Executive Covenants. The Executive acknowledges and agrees that the Executive's covenants under Sections 7 and 8 hereof are necessary for the protection of the Corporation's legitimate interests, are reasonable and valid in duration and geographical scope, and in all other respects. If any court determines that any of the Executive covenants under Sections 7 and 8 hereof, or any part thereof, is invalid or unenforceable, the remainder of them shall not thereby be affected and shall be given full effect without regard to the invalid portions.
         9.5 Blue-Penciling. If any court determines that any of the Executive's covenants under Sections 7 and 8 hereof, or any part thereof, is unenforceable because of the duration or geographical scope of such provision, such court shall have the power to reduce the duration or scope of such provision, as the case may be, and, in its reduced form, such provision shall then be enforceable.

10.      NOTICES
         -------
         All notices required or permitted hereunder shall be in writing and shall be delivered in person, by facsimile, telex or equivalent form of written communication, or sent by certified or registered mail, return receipt requested, postage prepaid, as follows:

         To Corporation:
         ---------------
         Chadmoore Wireless Group, Inc.
         2875 E. Patrick Lane, Suite G
         Las Vegas, Nevada  89120
         Attention:  President
         Fax: 702-740-5646

         To the Executive:
         -----------------
         Vincent F Hedrick
         95 Teton Pines Dr.
         Henderson, Nevada 89014

or such other party and/or address as either party may designate in a written notice delivered to the other party in the manner provided herein. All notices required or permitted hereunder shall be deemed duly given and received on the date of delivery, if delivered in person or by facsimile, telex or other equivalent written telecommunication, or on the seventh day next succeeding the date of mailing if sent by certified or registered mail.

11.      FURTHER ACTION
         --------------
         The Corporation and the Executive each agrees to execute and deliver such further documents as may be reasonably necessary by the other in order to give effect to the intentions expressed in this Agreement.

12.      HEADING; INTERPRETATIONS
         ------------------------
         The headings and captions used in this Agreement are for convenience only and shall not be construed in interpreting this Agreement.

13.      ASSIGNABILITY
         -------------
         a) By Corporation. This Agreement is binding upon, and shall inure to the benefit of the Corporation, and any successors or assigns, and may be assigned in whole or in part by the Corporation, its successors and assigns.
         b) By Executive. This Agreement is a personal services contract, and the Executive may not assign this Agreement, or any part hereof, without the prior, written consent of the Corporation, which consent may be withheld for any reason.

14.      ENTIRE AGREEMENT
         ----------------
         This Agreement contains the entire agreement and understanding of the parties with respect to the matters herein, and supersedes all existing negotiations, representations or agreements and all other oral, written and other communications between them concerning the subject matter of this Agreement, except in the event of change in control.

15.      AMENDMENTS
         ----------
         This Agreement may be amended or modified in whole or in part only by an agreement in writing signed by the Corporation and the Executive.
16.      WAIVER AND SEVERABILITY
         -----------------------
         The waiver by either party of a breach of any terms or conditions of this Agreement shall not operate or be construed as a waiver of any subsequent breach by such party. In the event that one or more provisions of this Agreement shall be declared to be invalid, illegal or unenforceable under any law, rule or regulation, such invalidity, illegality or unenforceability shall not affect the validity, legality or enforceability of the other provisions of this Agreement.

17.      GOVERNING LAW
         -------------
         This Agreement and the rights of the parties under it shall be governed by and construed in accordance with laws of the State of Nevada, including all matters of construction, validity, performance and enforcement and without giving effect to the principles of conflict of laws, except that matters of corporate law and governance shall be governed by and construed in accordance with the laws of the State of Nevada.

18.      COUNTERPARTS
         ------------
         This Agreement may be executed in any number of counterparts, each of which shall be an original, and all of which together shall constitute one and the same instrument.

IN WITNESS WHEREOF, the parties have executed Agreement as of the day and year first above written.

         EXECUTIVE


         ----------------------------------------
                  Vincent F. Hedrick

         CHADMOORE COMMUNICATIONS, INC.


         By:
         ----------------------------------------
                  Robert W. Moore
President/CEO