Form 10KSB/A
period 1999-12-31
CHADMOORE WIRELESS GROUP INC
filed 2000-05-01
CIK 815755

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                         Amendment No. 1 to Form 10-KSB

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of April 27, 2000, the aggregate market value of the registrant's common stock held by non-affiliates was $39,443,900.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of April 27, 2000, 45,695,172 shares of the registrant's common stock were outstanding.

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

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes [ ] No [X]

         Chadmoore Wireless Group, Inc. (the "Company") hereby amends Items 9, 10, 11 and 12 of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 to read in their entirety as follows:

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS. The following table sets forth the names and ages of all directors and executive officers of the company, indicating all positions and offices with the registrant held by each such person and the period during which he or she has served as a director or executive officer as of April 15, 2000:

                                                                            PERIOD OF SERVICE AS
NAME                        AGE               POSITION                      DIRECTOR OR EXECUTIVE OFFICER
--------------------------  ----------------  ----------------------------  -----------------------------
Robert W. Moore             42                President, CEO and Director   02/95 to Present

Stephen K. Radusch          47                Chief Financial Officer       01/00 to Present
                                              Treasurer                     03/00 to Present

Rick D. Rhodes              45                Chief Regulatory Officer      06/98 to Present
                                              Secretary                     06/98 to Present
                                              Senior Vice President         06/98 to Present

Janice H. Pellar            48                Director                      05/98 to Present

Mark F. Sullivan            42                Director                      05/98 to Present

Joseph J. Finn-Egan         66                Director                      05/98 to Present

Gary L. Stanford            61                Director                      05/98 to Present

Jeffrey A. Lipkin           54                Director                      05/98 to Present



ROBERT W. MOORE has been President, Chief Executive Officer and Director of the Company since inception and founded the Company in 1994. From 1989 to 1993, Mr. Moore served as a Regional Manager and General Manager for Cellular One.

STEPHEN K. RADUSCH has been Chief Financial Officer since January 2000 and Treasurer since March 2000. From 1997 to 1999, Mr. Radusch served as Vice President and Chief Financial Officer of Surface Protection, Inc., in Houston Texas, where he was in charge of all corporate finance and administrative functions. From 1996 to 1997, he was a sole practitioner, in Houston Texas, providing general accounting, tax and consulting services to individuals and privately owned companies. From 1993 to 1996, Mr. Radusch was the Corporate Controller and Chief Accounting Officer for Players International, Inc, a multi-property developer and operator of gaming and entertainment facilities. Mr. Radusch has a bachelors degree in accounting from the University of Texas and is a Certified Public Accountant in the state of Texas.

RICK D. RHODES has been Senior Vice President and Chief Regulatory Officer and Secretary since June of 1998. From 1995 until joining Chadmoore he worked for the law firm of Irwin Campbell and Tannenwald. There he provided client counseling for telecommunications clients and provided advocacy regarding federal law, federal administrative agency matters and legislative activity on Capitol Hill. From 1990 to 1995, Mr. Rhodes practiced law at the Law Firm of Keller & Heckman in Washington, DC. In 1978 he earned his Master of Arts in Mass Communications from the University of Arkansas. He earned his Juris Doctorate from Catholic University of America in 1990.

JANICE H. PELLAR has been a Director since May 1998. Ms. Pellar is President of Electronic Maintenance Co., Inc. ("EMCO"). She has held this position since 1988. Before this she held various titles including Service Manager, Vice President and Manager at EMCO where she has been employed full time since 1973.

MARK F. SULLIVAN has been a Director since May 1998. Mr. Sullivan serves as Managing Partner of Private Equity Partners, an investment banking firm specializing in institutional private equity and debt financings for growth companies based in the western United States, which he founded in 1996. From 1993 to 1996 he served as co-head of corporate finance for D.A. Davidson & Company.

JOSEPH J. FINN-EGAN has been a Director since May 1998. Mr. Finn-Egan is Managing General Partner of Recovery Equity Investors, L.P. and Recovery Equity Investors II, L.P., which were founded in 1989 and 1994, respectively. Mr. Finn-Egan has also been a Director of CMI Corporation since 1991.

GARY L. STANFORD has been a Director since May 1998. Mr. Stanford is currently retired from the FCC after a 37-year career. He held various positions including Associate Bureau Chief for Operations of the FCC's Wireless Telecommunications Bureau.

JEFFREY A. LIPKIN has been a Director since May 1998. Mr. Lipkin is Managing General Partner of Recovery Equity Investors, L.P. and Recovery Equity Investors II, L.P., which were founded in 1989. Mr. Lipkin has also been a Director of CMI Corporation since 1991 and of QAD Inc. since February 2000.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities registered under the Exchange Act, to file initial reports of ownership and reports indicating changes in ownership with the Securities and Exchange Commission (the "SEC") and each exchange in which its securities are traded. Executive officers and directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on representations by each Officer, Director and greater than 10% shareholder, during 1999 all required forms under Section 16A were filed in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received for services rendered to the Company during the years ended December 31, 1997, 1998, and 1999 by the Chief Executive Officer of the Company and all other executive officers of the Company whose total salary and bonus for such fiscal year exceeded $100,000 (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLES

                                                                                 LONG TERM
                                                 ANNUAL COMPENSATION            COMPENSATION

(a)                                 (b)            (c)           (d) (1)            (e)
Name                                Year         Salary           Bonus
And                                Ended                                         SECURITIES
Principal                         December                                       UNDERLYING
Position                             31            ($)             ($)            OPTIONS
---------------------------------------------- ------------    -------------  -----------------
Robert W. Moore                          1999      165,308           30,000                  -
President, Chief Executive               1998      133,000           60,000            850,000
Officer and Director                     1997      128,000          100,000
                                                                                             -

Rick D. Rhodes                           1999      110,000           30,000                  -
Chief Regulatory Officer and             1998       60,000 (2)       24,000            250,000
Secretary                                1997
                                                         -                -                  -




(1) In 1997, Robert Moore was paid a cash bonus of $20,000 and an additional $80,000 was accrued at December 31, 1997 and paid in May of 1998. In 1998, the Company accrued bonuses in the amounts of $60,000 and $24,000 for Robert Moore and Rick Rhodes, respectively. These bonuses were paid in March of 1999. During 1999, the Company accrued bonuses of $30,000 each for Robert Moore and Rick Rhodes. These bonuses were paid in February of 2000.
(2) Amounts shown for 1998 for Mr. Rhodes represent base salaries paid after he commenced employment with the Company on June 1, 1998.


COMPENSATION OF DIRECTORS

No directors of the Company received compensation for their services as directors during the Company's 1999 fiscal year.

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

Moore for cause, as defined therein, at any time or in the event of death or disability. In the event of death or disability, Mr. Moore or his personal estate is entitled to additional compensation as specified. If the Moore Agreement is terminated for cause by Mr. Moore or without cause by the Company, Mr. Moore is entitled to health insurance benefits for a two-year term and a lump sum payment equal to twice the then- base compensation. In addition, in the event of a termination following a change of control, as defined therein, Mr. Moore is entitled to 2.99 times the average annual compensation. In addition, Mr. Moore has agreed, for a period of 12 months following termination of the Moore Agreement, not to render services for a company that is a competitor to the Company and to keep all information received by Mr. Moore during the course of his employment as confidential. Finally, in the event that the Moore Agreement terminates upon expiration of a term or Mr. Moore terminates the contract without cause, Mr. Moore is entitled to a lump sum payment equal to the then-applicable annual base compensation.

Effective December 10, 1998, the Company and Rick D. Rhodes entered into an employment agreement under substantially the same terms as the Moore Agreement, with the exception of a base salary of $110,000, the issuance of options to purchase 250,000 shares of Common Stock at an exercise price of $.51 per share (the "Options"), a lump sum payment upon termination by the Company without cause of one year's salary and automatic vesting of the Options and no lump sum payment upon termination of the agreement by Mr. Rhodes.


OPTION GRANTS IN LAST FISCAL YEAR

No options were issued to the Named Executive Officers during the year ended December 31, 1999.

None of the Named Executive Officers exercised any options during 1999.

As of December 31, 1999 the fair market value of all outstanding options issued to the Named Executive Officers is $0.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of April 15, 2000 ("the Ownership Date"), regarding the beneficial ownership of shares of common stock held by (i) the Named Executive Officers; (ii) each shareholder known by the Company to be the beneficial owner of more than 5% of the Common Stock; (iii) each Director of the Company, and (iv) all Directors and executive officers of the Company as a group. The Company's Common Stock is the Company's only class of outstanding voting securities. Unless otherwise indicated in a footnote thereto, the persons named in the table below have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them. Except as otherwise indicated below, the address for each person is: c/o Chadmoore Wireless Group, Inc., 2875 E. Patrick Lane, Suite G, Las Vegas, NV 89120.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


       NAME AND ADDRESS OF                AMOUNT AND NATURE OF          PERCENTAGE
        BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP (1)   BENEFICIALLY OWNED
-------------------------------------    ------------------------   ------------------
Robert W. Moore                                  2,399,266  (2)              5.7%
Rick D. Rhodes                                     125,000  (3)                 *
Janice H. Pellar                                    37,500  (4)                 *
Mark F. Sullivan                                   751,298  (5)              1.8%
Joseph J. Finn-Egan                             29,771,814  (6)             47.1%
Gary L. Stanford                                    37,500  (7)                 *
Jeffrey A. Lipkin                               29,771,814  (8)             47.1%
Recovery Equity Investors II, L.P.
   555 Twin Dolphin Drive #185
   Redwood City, CA  94065                      29,771,814  (9)             47.1%
All directors and executive
   Officers as a group (7 persons)              33,122,378 (10)             52.4%


*    Less than 1%

(1) According to the rules of the Commission, a person is deemed to be the beneficial owner of a security if such person, directly or indirectly, has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person or entity is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the Ownership Date. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnotes the named person has sole voting and investing power with respect to shares beneficially owned.
(2) Includes 725,000 shares of the Company's Common Stock obtainable as of the Ownership Date or within 60 days thereafter by Mr. Moore upon the exercise of nonqualified stock options.
(3) Comprised of 125,000 shares of the Company's Common Stock obtainable as of the Ownership Date or within 60 days thereafter by Mr. Rhodes upon the exercise of nonqualified stock options.
(4) Comprised of 37,500 shares of the Company's Common Stock obtainable as of the Ownership Date or within 60 days thereafter by Ms. Pellar upon the exercise of nonqualified stock options.
(5) Includes 608,798 shares of the Company's Common Stock obtainable as of the Ownership Date or within 60 days thereafter by Sullivan Family Trust, of which Mr. and Mrs. Sullivan are trustees, upon the exercise of nonqualified stock options.
(6) Comprised of (i) 8,854,662 shares of Common Stock owned by Recovery Equity Investors II, L.P. ("REI"); and (ii) 20,917,152 shares of Common Stock obtainable as of the Ownership Date or within 60 days thereafter by REI upon exercise of warrants. Mr. Finn-Egan, who is a Managing General

     Partner of REI and a member of the Company's Board of Directors, disclaims beneficial ownership of all securities of the Company held by REI.
(7) Comprised of 37,500 shares of the Company's Common Stock obtainable as of the Ownership Date or within 60 days thereafter by Mr. Stanford upon the exercise of nonqualified stock options.
(8) Comprised of (i) 8,854,662 shares of Common Stock owned by REI; and (ii) 20,917,152 shares of Common Stock obtainable as of the Ownership Date or within 60 days thereafter by REI upon exercise of warrants. Mr. Lipkin, who is a Managing General Partner of REI and a member of the Company's Board of Directors, disclaims beneficial ownership of all securities of the Company held by REI.
(9) Comprised of 29,771,814 shares of the Company's Common Stock beneficially owned by REI, obtainable as of the Ownership Date or within 60 days thereafter by exercise of certain warrants.
(10) Includes 22,488,444 shares of the Company's Common Stock obtainable as of the Ownership Date or within 60 days thereafter by exercise of certain options and warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For a description of the employment  agreements entered into between the Company
and  three  of  the  Named   Executive   Officers,   see  Item  10.   "EXECUTIVE
COMPENSATION".

During the years ended December 31, 1999 and 1998 the Company paid $1,749,315 and $680,351, respectively, to Private Equity Partners ("PEP"), for professional services associated with equity and debt financings under a consulting agreement between the Company and PEP. Mark F. Sullivan, a Director of the Company, is an owner and managing partner of PEP.

On December 6, 1999 the Company re-priced 358,798 of warrants to purchase the Company's Common Stock from exercise prices ranging from $0.50 to $2.50 to an exercise price of $0.01. These warrants are held by the Sullivan Family Trust, of which Mark F. Sullivan and his wife are the only trustees.

On January 21, 2000 the Company issued a warrant to purchase 250,000 shares of the Company's Common Stock at an exercise price of $0.21. This warrant is held by the Sullivan Family Trust, of which Mark F. Sullivan and his wife are the only trustees.

On May 1, 1998, the Company and REI entered into a shareholders agreement which stipulated that the Company and each of the shareholders shall take all action necessary to cause the Board to consist of two Directors to be designated by the REI shareholders, two Directors designated by the Chief Executive Officer of the Company, and three independent Directors.

On May 1, 1998, the Company and REI entered into an advisory agreement commencing on May 1, 1998 and ending on the fifth anniversary. The advisory agreement stipulates the consultant shall devote such time and effort to the performance of providing consulting and management advisory services for the Company as deemed necessary by REI. The Company shall pay an annual consulting fee of $312,500 beginning on May 1, 1999 which shall be paid in advance, in equal monthly installments, reduced by the Series C Preferred dividends paid in the preceding twelve months.

    FORM10-KSB/A
============================================================================

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                        Chadmoore Wireless Group, Inc.
                                        (formerly CapVest International, Ltd.)

                                        By: /s/ Stephen K. Radusch
                                            ----------------------------------
                                            Stephen K. Radusch
                                            Chief Financial Officer

                                            Date: April 29, 2000