Form 10QSB
period 2000-03-31
CHADMOORE WIRELESS GROUP INC
filed 2000-05-22
CIK 815755

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

AS OF MAY 15, 2000 ISSUER HAD 45,695,172 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [  ] No [X]
================================================================================

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                  PAGE
ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999                        3

         Consolidated  Statements of  Operations  for the three months ended March 31, 2000 and 1999(unaudited)    4

         Consolidated  Statements  of Cash  Flows for three  months  ended  March 31,  2000 and 1999(unaudited)    5

         Condensed Notes to Interim Consolidated Financial Statements                                             6-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS                      10-12

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                                       13-14

SIGNATURES                                                                                                         15

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999
                             (amounts in thousands)
                                                                                March 31,        December 31,
                                                                                   2000              1999
                                                                               (Unaudited)
                                                                              ---------------   ----------------
                                     ASSETS
    Current assets:
          Cash                                                                    $  1,420           $  5,603
          Accounts receivable, net                                                   1,308              1,090
          Other receivables, net                                                       279                266
          Inventory                                                                    507                532
          Other current assets                                                         244                 18
                                                                              ---------------   ----------------
                   Total current assets                                              3,758              7,509

    Property and equipment, net                                                     14,053             14,188
    Intangible assets, net                                                          39,186             38,816
    Other non-current assets, net                                                    1,662              1,707
                                                                              ---------------   ----------------
                   Total assets                                                   $ 58,659           $ 62,220
                                                                              ===============   ================

                    LIABILITIES, REDEEMABLE PREFERRED STOCK
                            AND SHAREHOLDERS' EQUITY

    Current liabilities:
          Current maturities of long-term debt                                    $ 11,475           $ 11,134
          Accounts payable and accrued liabilities                                   1,554              2,744
          Unearned revenue                                                             943                813
          Other current liabilities                                                     71                 71
                                                                              ---------------   ----------------
                   Total current liabilities                                        14,043             14,762
    Long-term debt                                                                  28,291             29,288
                                                                              ---------------   ----------------
                   Total liabilities                                                42,334             44,050

    Minority interests                                                                 729                716

    Commitments and contingencies Redeemable preferred stock:
          Series   C,   4%   cumulative,   10,119,614   shares   issued   and
             outstanding                                                             1,621              1,507
    Shareholders' equity:
          Preferred stock, $.001 par value, authorized 40,000,000 shares               -                  -
          Common  stock,  $.001 par  value,  authorized  100,000,000  shares,
             45,183,743   and  40,683,118   shares  issued  and  outstanding,
             respectively                                                               45                 41
          Additional paid-in capital                                                69,866             68,087
          Stock subscribed                                                             -                  304
          Deficit                                                                  (55,936)           (52,485)
                                                                              ---------------   ----------------

                   Total shareholders' equity                                       13,975             15,947
                                                                              ---------------   ----------------
                   Total liabilities, minority interests, redeemable
                   preferred    stock and shareholders' equity                    $ 58,659           $ 62,220
                                                                              ===============   ================

See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
               For the Three Months Ended March 31, 2000 and 1999
                  (amounts in thousands, except per share data)
                                                                    March 31,           March 31,
                                                                       2000               1999
                                                                  ---------------    ----------------
Revenues:
        Service revenue                                               $  1,592            $  1,028
        Equipment sales and maintenance                                    187                 234
                                                                  ---------------    ----------------
           Total revenues                                                1,779               1,262
                                                                  ---------------    ----------------

Cost of sales:
        Cost of service revenue                                            410                 283
        Cost of equipment sales and maintenance                            119                 137
                                                                  ---------------    ----------------
           Total cost of sales                                             529                 420
                                                                  ---------------    ----------------

Gross margin                                                             1,250                 842
                                                                  ---------------    ----------------

Operating expenses
        Selling, general and administrative                              2,835               2,314
        Depreciation and amortization                                      546                 444
                                                                  ---------------    ----------------
           Total operating expenses                                      3,381               2,758
                                                                  ---------------    ----------------
Loss from operations                                                    (2,131)             (1,916)
                                                                  ---------------    ----------------

Other (expense):
        Minority interest in earnings                                      (72)                (53)
        Interest expense, net                                           (1,239)               (605)
        Other                                                               (9)                -
                                                                  ---------------    ----------------
                                                                        (1,320)               (658)
                                                                  ---------------    ----------------
Net loss before extraordinary item                                      (3,451)             (2,574)
Extraordinary loss on early extinguishment of debt                         -                  (195)
                                                                  ---------------    ----------------
Net loss                                                              $ (3,451)           $ (2,769)
Series B preferred stock dividend                                         -                    (18)
Redeemable preferred stock dividend and accretion                         (113)                (80)
                                                                  ---------------    ----------------
Loss applicable to common shareholders                                $ (3,564)           $ (2,867)
                                                                  ===============    ================

Loss per share of Common Stock:
Loss  applicable  to  common  shareholders  before  extraordinary
   item                                                               $  (0.06)           $  (0.06)
Extraordinary item from early extinguishment of debt                      -                  (0.00)
                                                                  ---------------    ----------------
Loss applicable to common shareholders                                $  (0.06)           $  (0.06)
                                                                  ===============    ================
Loss per share of Common Stock assuming dilution:
Loss applicable to common shareholders before extraordinary
   item                                                               $  (0.05)             $(0.06)
Extraordinary item from early extinguishment of debt                      -                  (0.00)
                                                                  ---------------    ----------------
Loss applicable to common shareholders                                $  (0.05)           $  (0.06)
                                                                  ===============    ================
Basic weighted average shares outstanding                             56,552,519         51,484,605
                                                                  ===============    ================
Basic and diluted weighted average shares outstanding                 68,727,959         51,484,605
                                                                  ===============    ================

See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2000 and 1999
                             (amounts in thousands)
                                                                          March 31,           March 31,
                                                                            2000                1999
                                                                       ---------------     ---------------
Cash flows from operating activities:
     Net loss                                                              $ (3,451)           $ (2,769)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
             Minority interest                                                   72                  53
             Depreciation and amortization                                      546                 444
             Provision (recovery) for losses on accounts receivable              -                    7
             Extinguishment of debt                                              -                   95
             Amortization of debt discount                                      434                 429
             Amortization of debt issuance costs                                 82                  23
             Options and common stock issued for services                       182                  -
             Change in operating assets and liabilities:
                  Increase in accounts receivable
                      and other receivables                                    (231)               (289)
                  Decrease (increase) in inventory                               25                 (28)
                  Increase in deposits and prepaids                            (154)                (71)
                  Increase in unearned revenues                                 130                 127
                  Decrease   in    accounts    payable   and   accrued         (766)             (1,794)
                  liabilities
                  Increase in other current liabilities                          -                   23
                                                                       ---------------     ---------------
Net cash used in operating activities                                        (3,131)             (3,750)
                                                                       ---------------     ---------------

Cash flows from investing activities:
     Purchase of license options                                               (104)                (60)
     Purchases of property and equipment                                       (297)               (545)
     Change in other assets                                                     (37)                 -
                                                                       ---------------     ---------------
Net cash used in investing activities                                          (438)               (605)
                                                                       ---------------     ---------------

Cash flows from financing activities:
     (Increase) in debt issuance costs                                           -               (1,075)
     Exercise of stock options                                                  479                  -
     Distribution of minority interests                                         (59)                 -
     Payments of long-term debt                                              (1,034)             (3,446)
     Proceeds from issuance of long-term debt                                    -               13,500
                                                                       ---------------     ---------------
Net cash (used in) provided by financing activities                            (614)              8,979
                                                                       ---------------     ---------------

Net increase (decrease) in cash                                              (4,183)              4,624
Cash at beginning of period                                                   5,603                 579
                                                                       ---------------     ---------------

Cash at end of period                                                      $  1,420             $ 5,203
                                                                       ===============     ===============

See Note 6 for supplemental disclosure on non-cash investing and financing activities. See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
     Condensed Notes to Unaudited Interim Consolidated Financial Statements
                                 March 31, 2000

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements for the three-month period ended March 31, 2000 and March 31, 1999 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Form 10-KSB filed for the fiscal year ended December 31, 1999.

The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - DESCRIPTION OF BUSINESS

Chadmoore Wireless Group, Inc., together with its subsidiaries (collectively "Chadmoore" or the "Company"), is one of the largest holders of frequencies in the United States in the 800 megahertz ("MHz") band for commercial specialized mobile radio ("SMR") service. The Company's operating territory covers approximately 55 million people in 180 markets, primarily in secondary and tertiary cities throughout the United States ("Operating Territory"). The Company also entered into an Asset Acquisition Agreement ("American Agreement") with American Wireless Network, Inc. ("American") where the Company will acquire 16 900 Mhz wide-area licenses, comprised of ten, twenty and thirty Mhz channels, in seven Metropolitan Trading Areas ("MTA's"). Also known as dispatch, one-to-many, or push-to-talk, Chadmoore's commercial SMR service provides reliable, real-time voice communications for companies with mobile workforces that have a need to frequently communicate with their entire fleet or subgroups of their fleet.


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

LOSS PER SHARE

The Company has applied the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per share includes the effect of dilutive common stock equivalents.


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

INTANGIBLE ASSETS

Intangible assets consist of FCC licenses and rights to acquire FCC licenses, which are recorded at cost and are authorized by the Federal Communications Commission ("FCC") and allow the use of certain communications frequencies. FCC licenses have a primary term of five or ten years and are renewable for additional five-year or ten-year periods for a nominal FCC processing fee. Although there can be no assurance that the licenses will be renewed, Management expects that the licenses will be renewed as they expire. FCC licenses are amortized using the straight-line method over 20 years and FCC renewal fees are amortized using the straight-line method over 5 years. The Company evaluates the recoverability of FCC licenses by determining whether the unamortized balance of this asset is expected to be recovered over its remaining life through projected undiscounted operating cash flows.


NOTE 4 - MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2000 and for the years ended December 31, 1999 and 1998, the Company has suffered recurring losses from operations and has a working capital deficiency of $10.3 million, $7.3 million and $18.1 million, respectively, that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During fiscal 2000, the Company will require additional funding for continued full-scale implementation of its SMR services, debt service, purchase commitments and ongoing operating expenses. To meet such funding requirements, the Company is currently pursuing additional financing including potential equity and debt placements. In the interim, the Company anticipates having to secure a short-term bridge loan to cover its immediate cash needs. There can be no assurances that the Company will be able to successfully obtain the additional financings currently being contemplated and now needed for the Company to consummate its business plan. Moreover, should such financings be forthcoming, there can be no assurance that the financings would be obtained on terms as favorable as those of previous Company financings.

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


NOTE 5 - DEBT

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

On June 10, 1999, the Company entered into an Amendment to the GATX Facility ("Amendment"). The Amendment, among other things, delayed required compliance with certain financial covenants, extended the option period to make available funds from 120 days to 150 days and amended the collateral value to loan ratio from 2 to 1 to 1.5 to 1. The Company also restated the exercise price of the GATX Warrants from $0.39 to $0.01 per share of the Company's Common Stock. In connection with the Amendment, the Company has recognized a debt discount related to the GATX Warrants of $608,350, which represents the intrinsic value, which is not materially different from the fair value, of the GATX Warrants on the date of the Amendment. This discount is being amortized to interest expense using the effective interest method over the life of the loan.

The Company has certain financial covenants related to the GATX Facility, consisting of total indebtedness to tangible net worth ratio, current ratio, average EBITDA for commercialized markets and adjusted tangible net worth. As of March 31, 2000 the Company was not in compliance with the current ratio and the adjusted tangible net worth financial covenants. A waiver of these covenants was obtained from GATX and the Company in May 2000 drew down the remaining $400,000 of the facility under the same terms as the previous borrowing.


NOTE 6 - EQUITY TRANSACTIONS

During the first quarter of 2000, 960,625 shares of common stock were issued through the exercise of employee stock options with option prices between $0.24 and $0.51 per share. Additional equity transactions are discussed in Note 7 - Non Cash Activities.


NOTE 7 - NON CASH ACTIVITIES

During the three months ended March 31, 2000, the Company had the following non-cash investing and financing activities: (1) issuance of 1,500,000 shares of common stock for common stock subscribed that was outstanding as of December 31, 1999 in the amount of $304,650, (2) purchase of FCC licenses with debt, prior to discount, in the amount of $379,598, (3) issuance of 1,900,000 shares of common stock in payment of debt in the amount of $506,000 and accrued interest in the amount of $425,000 and (4) issuance of 140,000 shares of stock for services rendered.

During the three months ended March 31, 1999, the Company had the following non-cash and investing activities: (1) conversion of 20,955 shares of Series B Preferred into 915,932 shares of common stock and (2) issuance of 76,672 shares of common stock for Series B Preferred dividends.

During the quarters ended March 31, 2000 and 1999, the Company paid no cash for Federal income taxes. For the three months ended March 31, 2000 and 1999, the Company paid $761,000 and $56.000, respectively, for interest.


NOTE 8- PURCHASE COMMITMENT

In October 1996, the Company signed a purchase agreement with Motorola to purchase approximately $10 million of Motorola radio communications equipment, including Motorola Smartnet II trunked radio systems. Such purchase agreement required that the equipment be purchased within 30 months of its effective date. On March 10, 1998, the effective period of the Motorola purchase agreement was extended from 30 months to 42 months. As of March 31, 2000, the Company had purchased approximately $6.5 million toward this purchase commitment. On May 4, 2000, an amendment to the purchase agreement was executed extending the expiration date of the agreement to July 26, 2001 while increasing the remaining amount of purchases to a minimum of $4 million.

NOTE 9- RELATED PARTY TRANSACTIONS


During the three months ended March 31, 2000 and 1999, the Company paid $28,525 and $878,573, respectively to Private Equity Partners ("PEP"), for professional services associated with equity and debt financings. Mark F. Sullivan, a Director of the Company, is an owner and managing partner of PEP.

On March 6, 2000, the Company issued 105,000 shares of the Company's Common Stock to the Sullivan Family Trust, of which Mark F. Sullivan and his wife are the only trustees.

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


NOTE 10 - SUBSEQUENT EVENTS

During April 2000, the Company issued 487,678 shares of the Company's restricted Common Stock, which represented the final payment on a non-interest bearing note payable which matured in August 1998.

On May 15, 2000, the Company drew down the final $400,000 that was available under the GATX Facility with the same terms as previous borrowings under the GATX Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following is a discussion of the consolidated financial condition and results of operations of Chadmoore Wireless Group, Inc., together with its subsidiaries (collectively "Chadmoore" or the "Company"), for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This discussion should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1999 (the "1999 Form 10-KSB").

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation, fluctuations in demand, loss of subscribers, the quality and price of similar or comparable wireless communications services, well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to complete intended market roll-out, access to sources of capital, adverse results in pending or threatened litigation, consequences of actions by the FCC, and general economics. See the Company's 1999 Form 10-KSB.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

Total revenues increased 38.5% to $1.8 million during the first quarter of 2000, from $1.3 million in the same period in 1999. Service revenues increased 60.0%, to $1.6 million during the first quarter of 2000 as compared to $1.0 million for the comparable period in 1999. Equipment sales and maintenance remained stable at $200,000 for the three months ended March 31, 2000 and 1999, respectively.

Consistent with the Company's business plan to focus on recurring revenues by selling its services through independent dealers supplemented by its own direct sales force, subscribers generating revenue increased to over 41,000 units as of March 31, 2000 as compared to approximately 31,600 subscriber units at March 31, 1999, an increase of approximately 9,400 units or 29.8%. The increase is primarily due to full-scale implementation of service in new markets as well as continued growth in existing markets. Average pricing per subscriber unit remained comparable during both periods.

Cost of service revenue for the three months ended March 31, 2000 was $400,000 compared to $300,000 for the same period in 1999, an increase of $100,000 or
33.3 percent. The increase is primarily attributable to additional commercial markets being operational during the first quarter of 2000 as compared to the comparable period in 1999, as well as the marginal costs associated with increased capacity in the Company's existing markets. Cost of equipment sales and maintenance revenue was $100,000 for the first three months of 2000 and 1999, respectively.

Gross margin for the first quarter of 2000 was 70.3% as compared to 66.7% for the first quarter of 1999, primarily reflecting period over period subscriber growth in markets established during the first quarter of 1999.

Selling, general and administrative expenses increased to $2.8 million for the three months ended March 31, 2000 compared to $2.3 million for the same period in 1999, an increase of $500,000 or 21.7%. Salaries, wages and benefits expense (a component of selling, general and administrative expenses) increased to $1.2 million for the three months ended March 31, 2000, compared to $900,000 for the three months ended March 31, 1999, an increase of $300,000 or 33.3%. Much of this increase is related to personnel additions in operational areas and direct sales, made in connection with the Company's transition from aggregating SMR spectrum to constructing, marketing and rolling out commercial SMR service. Excluding salaries, wages and benefits, other selling, general and administrative expenses increased by $200,000 or 16.1% compared to the prior year, primarily due to increases in advertising and marketing expenses, which corresponds to period over period revenue growth, and travel, entertainment and communications expenses as a result of the Company establishing its own direct sales force during the latter part of 1999.

Depreciation and amortization expense increased to $500,000 for the first quarter of 2000 compared to $400,000 in the first quarter of 1999, an increase of $100,000 or 25.0%, reflecting additional licenses and infrastructure equipment placed in service during the last twelve months of operations.

Interest expense, net of interest income, increased $634,000 or 105%, to $1.2 million for the first quarter of 2000 as compared to $605,000 for the same period in 1999, reflecting higher debt balances associated with the GATX Facility.

During the three months ended March 31, 1999 the Company had an extraordinary loss of $0.2 million. This charge was due to the write off of debt issuance costs and prepayment penalties associated with the prepayment and termination of the MarCap and Motorola facilities.

The Company's net loss increased to $3.4 million for the three months ended March 31, 2000 compared to $2.8 million for the same period in 1999, an increase of $600,000 or 21.4%, as expenses increased in all categories reflecting increased subscriber system usage, additional personnel, increased marketing and sales activities in new and existing markets and higher interest costs associated with the GATX Facility.

Loss per share for the three months ended March 31, 2000 was $0.05, on a fully diluted basis, compared to a loss of $0.06 for the three months ended March 31, 1999. The extraordinary item in 1999 did not have an impact on the loss per share.

LIQUIDITY AND CAPITAL RESOURCES

Historically, operating expenses and capital expenditures associated with the development and enhancement of the Company's SMR network have more than offset operating revenues. Operating expenses, debt service obligations and anticipated capital expenditures are expected to continue to exceed operating revenues for the next several years. The Company's auditors have included an explanatory paragraph in their opinion which expresses substantial doubt about the Company's ability to continue as a going concern for the years ended December 31, 1999 and 1998. The Company has consistently used external sources of funds, primarily from equity issuances and debt financings, to fund operations, capital expenditures and other non-operating needs. The Company intends to continue using external sources of funds, as its existing cash and earnings before interest, taxes, depreciation and amortization are not sufficient to cover existing and currently anticipated future needs.

Net cash used in operating activities during the first quarter of 2000 was $3.1 million as compared to $3.7 million for the comparable period in 1999, a decrease of $600,000 or 16.3%. The decrease in net cash used in operating activities consisted primarily of a $800,000 reduction in accounts payable and accrued liabilities during the first quarter of 1999 as compared to the first quarter of 2000, which was partially offset by an increase of $652,000 in the Company's net loss for the first quarter of 2000 as compared to the comparable period in 1999. The decrease in net cash used in operating activities primarily reflects the payment of vendor payables subsequent to the initial drawdown of $13.5 million under the GATX Facility in March 1999.

Net cash used in investing activities decreased to $438,000 during the first quarter of 2000 as compared to $605,000 for the first quarter of 1999. Capital expenditures to fund the Company's expansion of its SMR network declined by $248,000 for the first three months of 2000 as compared to the same period in 1999, reflecting the launching of new markets during the first quarter of 1999 and the availability of funds under the newly completed GATX Facility. The level of capital expenditures for the first quarter of 2000 is not expected to be indicative of capital spending for the remainder of the fiscal year. Subject to the completion of new financing, the Company expects to increase its rate of capital expenditures for infrastructure equipment.

Net cash used in financing activities was $614,000 for the quarter ended March 31, 2000, as compared to $9.0 million in net cash provided by financing activities for the quarter ended March 31, 1999. During the first quarter of 1999, the Company received proceeds of $13.5 million under the GATX Facility, which was offset in part by the repayment of $3.4 million in long term debt and $1.1 million in debt issuance costs.

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

Net cash from operating activities will not be sufficient to fund the Company's continued development and enhancement of its SMR network, service its long-term debt or fund its ongoing operations. To meet these cash requirements, the Company is currently pursuing a potential equity or debt placement. There can be no assurances that the Company will be successful in its endeavors to complete the financing currently being considered. At present, the Company has no legally binding commitments or understandings with any third parties to fund any amount of equity or debt financing. The Company's ability to incur additional indebtedness is and will be limited by the terms of its existing GATX Facility.

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

ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2000 all the Company's long term debt bears fixed interest rates, however, the fair market value of this debt is sensitive to changes in prevailing interest rates. The Company runs the risk that market rates will decline and the required payments will exceed those based on the current market rate. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A - GOODMAN CHAN PROCEEDINGS

Nationwide Digital Data Corp. and Metropolitan Communications Corp. among others (collectively, "NDD/Metropolitan"), traded in the selling of SMR application preparation and filing services, and in some instances, construction services to the general public. Most of the purchasers in these services had minimal or no experience in the wireless communications industry. Based on evidence that NDD/Metropolitan had not fulfilled their construction and operation obligations to over 4,000 applicants who had received FCC licenses through NDD/Metropolitan, the Federal Trade Commission ("FTC") filed suit against NDD/Metropolitan in January, 1993, in the Federal District Court for the Southern District of New York ("District Court"). The District Court appointed Daniel R. Goodman (the "Receiver") to preserve the assets of NDD/Metropolitan. In the course of the Receiver's duties, he together with a licensee, Dr. Robert Chan, who had received several FCC licenses through NDD/Metropolitan's services, filed a rule waiver request seeking extension of the construction period for each of approximately 4,000 SMR stations. At that time, licensees of most of the stations included in the waiver request ("Receivership Stations") were subject to an eight-month construction period. On May 24, 1995, the FCC granted the request for extension. The FCC reasoned that the Receivership Stations were subject to regulation as commercial mobile radio services stations, but had not been granted the extended construction period previously awarded by the FCC to all commercial mobile radio services licensees. Thus, in an effort to be consistent in its treatment of similarly situated licensees, the FCC granted the licensee petitioners an additional four months in which to construct and place the Receivership Stations in operation (the "Goodman/Chan Waiver"). The Goodman/Chan Waiver became effective upon publication in the Federal Register on August 27, 1998. Moreover, the FCC released a list on October 9, 1998 which purported to clarify the status of relief eligibility for licenses subject to the August 27, 1998 decision. Subsequently the FCC also released a purported final list of the Receivership Stations.

On the basis of a previous request for assistance to the FCC's Licensing Division by the Company, the FCC examined and marked a list provided by the Company. The FCC's markup indicated those stations held by the Company or subject to management and option agreements with the Company, which the FCC considered to be, at that time, Receivership Stations and/or stations considered "similarly situated" and thus eligible for an extension of construction waiver. From this communication, the Company believes that approximately 800 of the licenses that it owns or manages are Receivership Stations or otherwise entitled to relief as "similarly situated" licensees. For its own licenses and under the direction of each licensee for managed stations, the Company proceeded with timely construction of those stations which the Company reasonably believes to be Receivership Stations or otherwise entitled to relief. The Company received relief on approximately 150 licenses under the Goodman/Chan proceedings and from the official communication from the FCC, the Company believes that approximately 650 licenses should be eligible for relief as "similarly situated". Initial review of the Commission's Goodman/Chan Order indicated a potentially favorable outcome for the Company as it pointed to a grant of relief for a significant number of the Company's owned and/or managed licenses which were subject to the outcome of the Goodman/Chan decision. However, on October 9, 1998 a release from the offices of the Commercial Wireless Division of the FCC's Wireless Telecommunication Bureau announced that because of a technicality relating to the actual filing dates of the construction deadline waiver requests by certain of the subject licensees, some licenses which the FCC staff earlier had stated would be eligible for construction extension waivers due to the similarity of circumstances between those licensees and the Goodman/Chan licensees, would not actually be granted final construction waivers. The Commission has subsequently begun a process of deleting certain of the Company's licenses in this category from its official licensing database. Prior to the release of the October 9, 1998, Public Notice, the Company constructed and placed into operation certain licenses from this category based on information received from the FCC and the Receiver. The Company is in the process of determining which licenses have in fact been deleted; however, due to the continuing disparity between the FCC's lists and its subsequent treatment of such lists as well as continuing modification of the FCC's license database, the Company is uncertain as to which, if any, will remain deleted under the FCC's current procedures.

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

The dismissal of the Petitions, while a problem for the other parties before the court, appears not to be a bar to the Company's efforts to seek relief in this instance, but simply requires that the Company await the FCC's final action in this matter. In reviewing the Court's opinion, the Company's Management believes that the court has left open the possibility of a rehearing on the merits should the FCC fail to ultimately grant relief to the Company. Thus, as Chadmoore was the only party before the court which had timely filed such a petition, Management believes the potential for a rehearing on the merits would be applicable only to Chadmoore should the FCC not act affirmatively in this matter.

On November 9, 1999 the FCC's Commercial Wireless Division Chief entered a decision denying Chadmoore's Petition for Reconsideration. This staff level opinion is not binding upon the Commission, and the Company has a legal right to seek an internal FCC review through application to the Commission, as well as an ultimate right to seek redress in the United States Court of Appeals for the District of Columbia Circuit. Thus, on December 9, 1999 the Company filed, with the full commission, an application for review of the staff decision. This application remains pending at the Commission, and the Company is taking steps with decision makers in Washington D.C. in an effort to obtain affirmative relief. However, should such efforts not prove fruitful, Management believes the way is clear for a hearing on the merits of the case in the United States Court of Appeals for the District of Columbia Circuit. Due to the uncertainty surrounding both the FCC's administrative process in managing review of this matter and the docket calendar of the court, it is not possible, at this time, for Management to predict, with any reasonable level of reliability, a timetable for when action on these pending matters will be concluded. Approximately 650 of those licenses purchased by or under option and management agreements with the Company are among those which the FCC initially has refused to afford relief pursuant to the Commercial Wireless Division's October 9, 1998, Public Notice. Thus, it is reasonably possible (as defined by Financial Accounting Standard
Board No.5) that the Company's owned and/or managed licenses which are encompassed within the denial of relief pursuant to the October 9, 1998 Public Notice, could be permanently canceled by the FCC for failure to comply with its construction requirements. If these licenses are in fact cancelled by the FCC, it would result in the loss of licenses with a book value of approximately $6,200,000 and the loss of certain subscribers to the Company's services, which could result in a material adverse effect on the Company's financial condition, results of operations and liquidity and could result in possible fines and/or forfeitures levied by the FCC. The Company has prepared these estimates based on the best information available at the time of this filing. Once again, there has been no list published by the FCC in this matter which the Company feels it may rely upon. Therefore, the Company has pursued the above-described litigation to clarify this matter. Based on the preceding, no provision has been made in the accompanying consolidated financial statements.

Pursuant to the FCC's general jurisdiction over telecommunications activities, the Company is involved in pending matters before the FCC, which could result in rule changes of general applicability and which may ultimately affect the Company's operations.

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

                                      Chadmoore Wireless Group, Inc.

                                     By: /s/ Stephen K. Radusch
                                         ----------------------
                                         Stephen K. Radusch
                                         Chief Financial and Accounting Officer

                                      Date: May 22, 2000