Form 10QSB
period 2000-06-30
CHADMOORE WIRELESS GROUP INC
filed 2000-08-21
CIK 815755

================================================================================
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

AS OF AUGUST 8, 2000 ISSUER HAD 45,700,172 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [  ] No [X]
================================================================================

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                        PAGE

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999                              3

         Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999 (unaudited)   4-5

         Consolidated Statements of Cash Flows for six months ended June 30, 2000 and 1999 (unaudited)                  6

         Condensed Notes to Interim Consolidated Financial Statements                                                  7-10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS                           11-13

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                                            14-15

ITEM 5.  OTHER INFORMATION                                                                                              16

ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K                                                                       16

SIGNATURES                                                                                                              17


                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                                             June 30,        December 31,
                                                                               2000              1999
                                                                           (Unaudited)
                                                                          ---------------   ----------------
                                 ASSETS
Current assets:
      Cash                                                                $        886       $      5,603
      Accounts receivable, net                                                   1,430              1,090
      Other receivables, net                                                       249                266
      Inventory                                                                    673                532
      Other current assets                                                         228                 18
                                                                          ---------------   ----------------
               Total current assets                                              3,466              7,509

Property and equipment, net                                                     13,750             14,188
Intangible assets, net                                                          39,141             38,816
Other non-current assets, net                                                    1,643              1,707
                                                                          ---------------   ----------------
               Total assets                                               $     58,000       $     62,220
                                                                          ===============   ================


                LIABILITIES, REDEEMABLE PREFERRED STOCK
                        AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current maturities of long-term debt                                $     32,595       $     11,134
      Accounts payable and accrued liabilities                                   3,191              2,744
      Unearned revenue                                                           1,200                813
      Other current liabilities                                                    822                 71
                                                                          ---------------   ----------------
               Total current liabilities                                        37,808             14,762
Long-term debt                                                                   6,992             29,288
                                                                          ---------------   ----------------
               Total liabilities                                                44,800             44,050

Minority interests                                                                 665                716

Commitments and contingencies Redeemable preferred stock:
      Series   C,   4%   cumulative,   10,119,614   shares   issued   and
         outstanding                                                             1,830              1,507
Shareholders' equity:
      Preferred stock, $.001 par value, authorized 40,000,000 shares               -                  -
      Common  stock,  $.001 par  value,  authorized  100,000,000  shares,
         45,695,172   and  40,683,118   shares  issued  and  outstanding,
         respectively                                                               46                 41
      Additional paid-in capital                                                69,906             68,087
      Stock subscribed                                                             -                  304
      Deficit                                                                  (59,247)           (52,485)
                                                                          ---------------   ----------------

               Total shareholders' equity                                       10,705             15,947
                                                                          ---------------   ----------------
               Total liabilities, minority interests, redeemable
               preferred stock and shareholders' equity                   $     58,000       $     62,220
                                                                          ===============   ================


See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                  (amounts in thousands, except per share data)

                                              For the Three Months ended       For the Six Months Ended
                                              --------------------------       ------------------------
                                                June 30         June 30         June 30         June 30
                                                 2000             1999           2000             1999
                                                 ----             ----           ----             ----

Revenues:
        Service revenue                       $   1,725       $   1,222        $   3,316       $   2,250
        Equipment sales and maintenance             232             301              419             535
                                            --------------- --------------- ---------------- ---------------
           Total revenues                         1,957           1,523            3,735           2,785
                                            --------------- --------------- ---------------- ---------------

Cost of sales:
        Cost of service revenue                     482             330              892             613
        Cost of equipment sales
          and maintenance                           106             185              224             322
                                            --------------- --------------- ---------------- ---------------
           Total cost of sales                      588             515            1,116             935
                                            --------------- --------------- ---------------- ---------------

Gross margin                                      1,369           1,008            2,619           1,850
                                            --------------- --------------- ---------------- ---------------

Operating expenses
        Selling, general and administrative       2,845           2,452            5,680           4,766
        Depreciation and amortization               554             496            1,100             940
                                            --------------- --------------- ---------------- ---------------
           Total operating expenses               3,399           2,948            6,780           5,706
                                            --------------- --------------- ---------------- ---------------
Loss from operations                             (2,030)         (1,940)          (4,161)         (3,856)
                                            --------------- --------------- ---------------- ---------------

Other (expense):
        Minority interest in earnings               (58)            (66)            (130)           (119)
        Interest expense, net                    (1,207)           (803)          (2,446)         (1,408)
        Other                                       (16)            -                (25)            -
                                            --------------- --------------- ---------------- ---------------

Net loss before extraordinary item               (3,311)         (2,809)          (6,762)         (5,383)
Extraordinary loss on early
  extinguishment of debt                            -               -                -              (195)
                                            --------------- --------------- ---------------- ---------------

Net loss                                      $  (3,311)         (2,809)       $  (6,762)      $  (5,578)
Series B preferred stock dividend                  -               -                -                (18)
Redeemable preferred stock
  dividend and accretion                           (209)           (170)            (323)           (249)
                                            --------------- --------------- ---------------- ---------------

Loss applicable to common shareholders        $  (3,520)      $  (2,979)       $  (7,085)      $  (5,845)
                                            =============== =============== ================ ===============

See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
           Unaudited Consolidated Statements of Operations (continued)
                  (amounts in thousands, except per share data)

                                              For the Three Months ended       For the Six Months Ended
                                              --------------------------       ------------------------
                                                June 30         June 30         June 30         June 30
                                                 2000             1999           2000             1999
                                                 ----             ----           ----             ----

Basic and diluted loss per share of
  Common Stock:
Loss applicable to common
  shareholders before extraordinary item      $    (0.07)     $    (0.07)      $    (0.14)     $    (0.14)
Extraordinary item from early
  extinguishment of debt                            -               -                -              (0.00)
                                            --------------- --------------- ---------------- ---------------
Loss applicable to common shareholders        $    (0.07)     $    (0.07)      $    (0.14)     $    (0.14)
                                            =============== =============== ================ ===============

Basic and diluted weighted
  average shares outstanding                   52,547,217      44,268,397       50,496,525      42,004,759
                                            =============== =============== ================ ===============

See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                             (amounts in thousands)
                                                                            For the six months ended
                                                                            ------------------------
                                                                          June 30,            June 30,
                                                                            2000                1999
                                                                       ---------------     ---------------

Cash flows from operating activities:
     Net loss                                                             $ (6,762)           $ (5,578)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
             Minority interest                                                 130                 119
             Depreciation and amortization                                   1,100                 940
             Loss on extinguishment of debt                                     -                   95
             Amortization of debt discount                                     813                 851
             Amortization of debt issuance costs                               159                  67
             Options and common stock issued for services                      217                  -
             Change in operating assets and liabilities:
                  Increase in accounts receivable
                      and other receivables                                   (323)               (324)
                  Increase in inventory                                        (61)                (59)
                  Increase in deposits and prepaids                           (219)                (83)
                  Increase in unearned revenues                                387                 274
                  Increase (decrease) in accounts payable and                  922              (1,357)
                  accrued liabilities
                  Increase in other current liabilities                        755                   4
                                                                       ---------------     ---------------
Net cash used in operating activities                                       (2,882)             (5,051)
                                                                       ---------------     ---------------

Cash flows from investing activities:
     Purchase of license options                                              (108)               (114)
     Purchases of property and equipment                                      (434)             (2,505)
     Change in other assets                                                    (71)                 -
                                                                       ---------------     ---------------
Net cash used in investing activities                                         (613)             (2,619)
                                                                       ---------------     ---------------

Cash flows from financing activities:
     Increase in debt issuance costs                                           (24)             (1,074)
     Exercise of stock options                                                 491                  -
     Distribution of minority interests                                       (182)                (41)
     Payments of long-term debt                                             (1,911)             (4,067)
     Proceeds from issuance of long-term debt                                  404              13,500
                                                                       ---------------     ---------------
Net cash (used in) provided by financing activities                         (1,222)              8,318
                                                                       ---------------     ---------------

Net increase (decrease) in cash                                             (4,717)                648
Cash at beginning of period                                                  5,603                 579
                                                                       ---------------     ---------------

Cash at end of period                                                     $    886            $  1,227
                                                                       ===============     ===============

See Note 7 for supplemental disclosure on non-cash investing and financing activities.

See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
     Condensed Notes to Unaudited Interim Consolidated Financial Statements
                                  June 30, 2000

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements for the three and six month periods ended June 30, 2000 and June 30, 1999 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Form 10-KSB filed for the fiscal year ended December 31, 1999.

The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.


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

Earnings per share for the three and six months ended June 30, 1999 have been restated to exclude warrants with nominal exercise prices which were not exercisable, as follows:

                                                Three months ended    Six months ended
                                                  June 30, 1999        June 30, 1999
                                                  -------------        -------------

Average shares outstanding as previously reported   54,098,532          52,798,790
Loss applicable to common shareholders as
  previously reported                                   $(0.06)             $(0.11)
Average shares outstanding as restated              44,268,397          42,004,759
Loss applicable to common shareholders as restated      $(0.07)             $(0.14)

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


NOTE 4 - MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2000 and for the years ended December 31, 1999 and 1998, the Company has suffered recurring losses from operations and has a working capital deficiency of $34.3 million, $7.3 million and $18.1 million, respectively, that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 5 - DEBT

During 1999, pursuant to a loan facility with GATX Capital Corporation ("GATX Facility"), the Company borrowed $26.6 million from GATX Capital Corporation ("GATX"). The final draw of approximately $400,000 was taken in May, 2000. Loans were made at an interest rate fixed at the time of the funding based on five-year US Treasury notes plus 5.5% and payable over five-years following a 16 month interest only period. Quarterly principal payments of approximately $1.35 million were to commence June 30, 2000. On June 30, 2000, GATX agreed to refrain from exercising remedies under the loan facility until July 28, 2000 as a result of failure by the Company to make principal and interest payments due on June 30, 2000. On July 27, 2000, GATX agreed to continue to refrain from exercising remedies under the loan facility until August 15, 2000 as a result of the Company's inability to make principal and interest payments due on June 30, 2000.

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

The Company has certain financial covenants related to the GATX Facility, consisting of total indebtedness to tangible net worth ratio, current ratio, average EBITDA for commercialized markets and adjusted tangible net worth. As of June 30, 2000 the Company was not in compliance.

NOTE 6 - EQUITY TRANSACTIONS

During the second quarter of 2000, 23,750 shares of common stock were issued through the exercise of employee stock options with option prices between $0.50 and $0.51 per share. Additional equity transactions are discussed in Note 7 - Non Cash Activities.


NOTE 7 - NON CASH ACTIVITIES

During the six months ended June 30, 2000, the Company had the following non-cash investing and financing activities: (1) issuance of 1,500,000 shares of common stock for common stock subscribed that was outstanding as of December 31, 1999 in the amount of $304,650, (2) purchase of FCC licenses with debt, prior to discount, in the amount of $444,398, (3) issuance of 2,317,679 shares of common stock in payment of debt in the amount of $711,000 and accrued interest in the amount of $425,000, (4) issuance of 210,000 shares of stock for services rendered and (5) issuance of $328,000 in debt to refinance existing debt and accounts payable.

During the six months ended June 30, 1999, the Company had the following non-cash investing and financing activities: (1) conversion of 20,955 shares of Series B Preferred into 915,932 shares of common stock, (2) issuance of 76,672 shares of common stock for Series B Preferred dividends and (3) issuance of 1,871,096 shares of the Company's restricted Common Stock which represented $916,837 of payment towards principal and interest of the New Debenture.

During the three and six months ended June 30, 2000 and 1999, the Company paid no cash for Federal income taxes. For the six months ended June 30, 2000 and 1999, the Company paid approximately $1.5 million and $174,000, respectively, for interest.


NOTE 8 - PURCHASE COMMITMENT

In October 1996, the Company signed a purchase agreement with Motorola to purchase approximately $10 million of Motorola radio communications equipment, including Motorola Smartnet II trunked radio systems. Such purchase agreement required that the equipment be purchased within 30 months of its effective date. On March 10, 1998, the effective period of the Motorola purchase agreement was extended from 30 months to 42 months. As of June 30, 2000, the Company had purchased approximately $6.5 million toward this purchase commitment. On May 4, 2000, an amendment to the purchase agreement was executed extending the expiration date of the agreement to July 26, 2001, while increasing the remaining amount of purchases to a minimum of $4 million.


NOTE 9 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2000 and 1999, the Company paid $52,740 and $878,573, respectively to Private Equity Partners ("PEP"), for professional services associated with equity and debt financings. Mark F. Sullivan, a Director of the Company, is an owner and managing partner of PEP.

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


NOTE 10 - SUBSEQUENT EVENTS

On August 21, 2000, the Company signed a definitive agreement and plan of reorganization with Nextel Communications, Inc. ("Nextel") under which Nextel will acquire substantially all of the Company's assets in a tax-free reorganization for approximately $160 million of Nextel's Class A common shares, subject to certain closing adjustments and limitations. The agreement and plan of reorganization is subject to the approval of the Company's stockholders and the satisfaction of customary closing conditions contained in the acquisition agreement, including receipt of all necessary regulatory approvals. The transaction is expected to close in the first half of 2001. Subsequent to the closing of this transaction, the Company will be dissolved and all of its remaining assets will be liquidated.

In order to facilitate the Nextel transaction, the Company expects to reach an agreement with GATX to amend the GATX Facility. The Company has agreed to pay GATX a fee of $1.35 million for (a) the ability to prepay the loan facility concurrent with the close of its transaction with Nextel, (b) to receive all consents and covenant waivers reasonably to facilitate the closing of the Nextel transaction, (c) to grant Nextel, or a third party induced by Nextel, a second lien on all assets to secure cash advances to the Company of up to about $27 million, and (d) to have the option to pay the fee for the above concessions in cash or stock. Depending on the performance of Nextel shares, the fee could be adjusted upward to an amount not to exceed $1.62 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following is a discussion of the consolidated financial condition and results of operations of Chadmoore Wireless Group, Inc., together with its subsidiaries (collectively "Chadmoore" or the "Company"), for the three and six months ended June 30, 2000 compared to the same periods in 1999. This discussion should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1999 (the "1999 Form 10-KSB").

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

RESULTS OF OPERATIONS

Total revenues for the second quarter were $2.0 million compared to $1.5 million for the same period in 1999, an increase of $0.5 million or 33.3%. Year-to-date revenues for 2000 and 1999 were $3.7 million and $2.8 million, respectively, an increase of $0.9 million or 32.1%. Service revenues increased to $1.7 million compared to $1.2 million, an increase of $0.5 million or 41.7% for the quarter ended June 30, 2000 compared to the same period in 1999. For the six month period ended June 30, 2000, service revenues were $3.3 million, an increase of $1.0 million or 43.5% when compared to service revenues of $2.3 million for the same period in 1999. Equipment sales and maintenance revenue was down for the second quarter of 2000 to $232,000 compared to $301,000 in 1999, a decrease of $69,000 or 22.9%. For the first six months of 2000 as compared to the same period in 1999, equipment sales and maintenance revenue was down $116,000 or 21.7% to $419,000 from $535,000.

Consistent with the Company's business plan to focus on recurring revenues by selling its services through independent dealers supplemented by its own direct sales force, subscribers generating revenue increased to over 47,000 units as of June 30, 2000 as compared to approximately 34,000 subscriber units at June 30, 1999, an increase of approximately 13,000 units or 38.2%. The increase is primarily due to full-scale implementation of service in new markets, implementation of a direct sales force, and continued growth in existing markets. Average pricing per subscriber unit remained comparable during both periods.

Cost of service revenue for the three months ended June 30, 2000 was $482,000 compared to $330,000 for the same period in 1999, an increase of $152,000 or 46.1%. For the six months ended June 30, 2000, the cost of service was $892,000, an increase of $279,000 or 45.5% when compared to the same period in 1999. The increase is primarily attributable to additional commercial markets being operational during the first six months of 2000 as compared to the comparable period in 1999, as well as the marginal costs associated with increased capacity in the Company's existing markets. Cost of equipment sales and maintenance revenue was $106,000 and $224,000, respectively, for the three and six months ended June 30, 2000 compared to $185,000 and $322,000, respectively for the same periods in 1999.

Gross margin for the three months ended June 30, 2000 was 70.0% as compared to 66.2% for same period in 1999. For the six month periods ended June 30, 2000 and 1999, the gross margins were 70.1% and 66.4%, respectively. The improvement in margins for 2000 primarily reflect period over period subscriber growth in markets established during the first quarter of 1999.

Selling, general and administrative expenses increased to $2.8 million for the three months ended June 30, 2000 compared to $2.5 million for the same period in 1999, an increase of $300,000 or 12.0%. For the six months ended June 30, 2000 these expenses were $5.7 million compared to $4.8 million in the prior year, an increase of $0.9 million or 18.8%. Salaries, wages and benefits expense (a component of selling, general and administrative expenses) increased to $1.2 million for the three months ended June 30, 2000, compared to $1.0 million for the three months ended June 30, 1999, an increase of $0.2 million or 20.0%. For the six months ended June 30, 2000, salaries, wages and benefits were $2.3 million compared to $1.9 million for the same period in 1999, an increase of $0.4 million or 21.1%. Much of this increase is related to personnel additions in operational areas and direct sales, made in connection with the Company's transition from aggregating SMR spectrum to constructing, marketing and rolling out commercial SMR service. Excluding salaries, wages and benefits, other selling, general and administrative expenses increased to $1.6 million for the quarter ended June 30, 2000 compared to $1.5 million for the same quarter in 1999, an increase of $0.1 million or 6.7%. For the six months ended June 30, 2000, these same expenses increased to $3.4 million compared to $2.9 million for the same period in 1999, an increase of $0.5 million or 20.7% compared to the prior year. Both increases are primarily due to increases in advertising and marketing expenses, which corresponds to period over period revenue growth, and travel, entertainment and communications expenses as a result of the Company establishing its own direct sales force during the latter part of 1999.

Depreciation and amortization expense increased to $554,000 and $1.1 million respectively for the three and six months ended June 30, 2000 compared to $496,000 and $940,000, for the three and six months ended June 30, 1999. The increase of $58,000 or 11.7% for the three months period and $160,000 or 17.0% for the six month period, reflects additional licenses and infrastructure equipment placed in service during the last twelve months of operations.

Interest expense, net of interest income, increased $404,000 or 50.3%, to $1.2 million for the second quarter of 2000 as compared to $803,000 for the same period in 1999. For the six month period ended June 30, 2000 net interest expense was $2.5 million compared to $1.4 million for the same period in 1999, an increase of $1.1 million or 78.6%. These increases reflect the higher debt balances associated with the GATX Facility.

During the six months ended June 30, 1999, the Company had an extraordinary loss of $0.2 million, which reflected the write off of debt issuance costs and prepayment penalties associated with the prepayment and termination of the MarCap and Motorola debt facilities.

The Company's net loss increased to $3.3 million for the three months ended June 30, 2000 compared to $2.8 million for the same period in 1999, an increase of $500,000 or 17.9%. For the six months ended June 30, 2000, the net loss was $6.8 million compared to $5.6 million for the same period in the prior year, an increase of $1.2 million or 21.4%. The 1999 net loss before extraordinary item, which related to the extinguishment of debt, was $5.4 million. The increased losses were a result of an increased subscriber system usage, additional personnel, increased marketing and sales activities in new and existing markets and higher interest costs associated with the GATX Facility.

Loss per share for the three months ended June 30, 2000 and 1999 was $0.07. For the six month periods ended June 30, 2000 and 1999, the loss per share was $0.14. The extraordinary item in 1999 did not have an impact on the loss per share.

LIQUIDITY AND CAPITAL RESOURCES

Historically, operating expenses and capital expenditures associated with the development and enhancement of the Company's SMR network have more than offset operating revenues. Operating expenses, debt service obligations and anticipated capital expenditures continue to exceed operating revenues, and are expected to continue to do so for the next several years. Accordingly, the Company's auditors have included an explanatory paragraph in their opinion which expresses substantial doubt about the Company's ability to continue as a going concern for the years ended December 31, 1999 and 1998. The Company has consistently used external sources of funds, primarily from equity issuances and debt financings, to fund operations, capital expenditures and other non-operating needs.

Net cash used in operating activities during the first six months of 2000 was $2.9 million as compared to $5.1 million for the comparable period in 1999, a decrease of $2.2 million or 43.1%. The decrease in net cash used in operating activities consisted primarily of a $2.3 million increase accounts payable and accrued liabilities and $0.8 million in additional current liabilities during the first six months of 2000 as compared to the first six months of 1999, partially offset by an increased loss of $1.2 million in 2000.

Net cash used in investing activities decreased to $613,000 during the first six months of 2000 as compared to $2.6 million for the first six months of 1999. Capital expenditures to fund the Company's expansion of its SMR network declined by $2.1 million when comparing the first six months of 1999 to 2000. This was primarily a result of the heavy capital expenditures to build SMR infrastructure in 1999.

Net cash used in financing activities was $1.2 million for the six months ended June 30, 2000, as compared to $8.3 million in net cash provided by financing activities for the six months ended June 30, 1999. The 1999 activity includes the drawdown of $13.5 million on the GATX Facility compared to $0.4 million in 2000 as well as a $2.2 million decrease in debt payments in 2000 compared to 1999 and $1.1 million in debt costs in 1999 related to GATX.

As a result of the planned transaction with Nextel, the Company anticipates making significant changes in its business plan, whereby business activities of the Company will be scaled back and the direct sales force eliminated in an effort to reduce expenses. Though management expects this change in its business plan to result in some churn of current customers, it cannot assess at this time what the financial impact of this change in the business plan will be with regard to revenues. During the pendency of this transaction, Nextel, or an agreed upon third party, will be providing the Company with interim funding to meet all current obligations through the closing of the transaction.


ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2000 all the Company's long term debt bears fixed interest rates, however, the fair market value of this debt is sensitive to changes in prevailing interest rates. The Company runs the risk that market rates will decline and the required payments will exceed those based on the current market rate. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

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

On November  9, 1999 the FCC's  Commercial  Wireless  Division  Chief  entered a decision denying Chadmoore's Petition for Reconsideration. This staff level opinion is not binding upon the Commission, and the Company has a legal right to seek an internal FCC review through application to the Commission, as well as an ultimate right to seek redress in the United States Court of Appeals for the District of Columbia Circuit. Thus, on December 9, 1999 the Company filed, with the full commission, an application for review of the staff decision. This application remains pending at the Commission, and the Company has been seeking assistance from decision makers in Washington D.C. in an effort to obtain affirmative relief. However, should such efforts not prove fruitful, Management believes the way is clear for a hearing on the merits of the case in the United States Court of Appeals for the District of Columbia Circuit. Due to the uncertainty surrounding both the FCC's administrative process in managing review of this matter and the docket calendar of the court, it is not possible, at this time, for Management to predict, with any reasonable level of reliability, a timetable for when action on these pending matters will be concluded. Approximately 650 of those licenses purchased by or under option and management agreements with the Company are among those which the FCC initially has refused to afford relief pursuant to the Commercial Wireless Division's October 9, 1998, Public Notice. Thus, it is reasonably possible (as defined by Financial Accounting Standard Board No.5) that the Company's owned and/or managed licenses which are encompassed within the denial of relief pursuant to the October 9, 1998 Public Notice, could be permanently canceled by the FCC for failure to comply with its construction requirements. If these licenses are in fact cancelled by the FCC, it would result in the loss of licenses with a book value of approximately $6,200,000 and the loss of certain subscribers to the Company's services, which could result in a material adverse effect on the Company's financial condition, results of operations and liquidity and could result in possible fines and/or forfeitures levied by the FCC. The Company has prepared these estimates based on the best information available at the time of this filing. Once again, there has been no comprehensive list published by the FCC in this matter which the Company feels it may rely upon. Therefore, the Company has pursued the above-described litigation to clarify this matter. Based on the preceding, no provision has been made in the accompanying consolidated financial statements.

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

ITEM 5.  OTHER INFORMATION

On August 21, 2000, the Company announced that it had signed a definitive agreement with Nextel Communications, Inc. ("Nextel") under which Nextel will acquire, in a tax-free reorganization, substantially all of the assets used by the Company in its wireless business. The purchase price for the assets is expected to be approximately $160,000,000 worth of shares of Nextel stock, subject to certain closing adjustments and limitations. The Company will retain all assets not directly used in the operation of its wireless business, including cash, cash equivalents, accounts receivable, inventory, testing and other equipment, as well as certain 450 megahertz licenses and real property located in Memphis, Tennessee. The Company will also retain all of its liabilities other than post-closing obligations under certain site leases and system contracts being acquired by Nextel in the transaction. Following the completion of the sale of assets, the Company's remaining assets will be liquidated, the Company's remaining liabilities will be paid or otherwise provided for, and the Company will be dissolved.

The closing of the asset sale is subject to a number of conditions, including approval of the Company's shareholders, approval by the Federal Communications Commission, approval under the Hard-Scott-Rodino Antitrust Improvements Act and other standard closing conditions. The closing conditions. The closing of the sale of assets is expected to occur in the first quarter of 2001.


ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K


EXHIBIT
NUMBER   EXHIBIT


10.1 Employment Agreement between the Company and Stephen K. Radusch effective as of April 1, 2000. (Filed herewith)

10.2 Amended and Restated Employment Agreement between the Company and Robert W. Moore effective July 1, 2000. (Filed herewith)

10.3      Amended and Restated Employment Agreement between the Company and Rick
          D. Rhodes effective July 1, 2000. (Filed herewith)

10.4 Amended and Restated Employment Agreement between the Company and Vincent F. Hedrick effective July 1, 2000. ( Filed herewith)

10.5 Amended and Restated Employment Agreement between the Company and Stephen K. Radusch effective July 1, 2000. (Filed herewith)

10.6 Agreement and Plan of Reorganization by and among the Company, Nextel Communications, Inc., and Nextel Finance Company dated August 21, 2000. (Filed herewith)

27.1      Financial Data Schedule. (Filed herewith)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Chadmoore Wireless Group, Inc.

                                    By: /s/ Stephen K. Radusch
                                       -------------------------------------
                                        Stephen K. Radusch
                                        Chief Financial and Accounting Officer

                                    Date: August 21, 2000