Form 10QSB
period 2000-09-30
CHADMOORE WIRELESS GROUP INC
filed 2000-11-14
CIK 815755

================================================================================
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

AS OF NOVEMBER 10, 2000 ISSUER HAD 45,700,172 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [  ] No [X]
================================================================================


                                      INDEX

       PART I - FINANCIAL INFORMATION                                                                            PAGE

       ITEM 1.  FINANCIAL STATEMENTS

                    Consolidated Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999         3

                    Consolidated Statements of Operations for the three and
                         nine months ended  September 30, 2000 and 1999                                           4-5
                         (unaudited)

                    Consolidated  Statements  of Cash Flows for nine months ended  September  30, 2000 and 1999    6
                      (unaudited)

                    Condensed Notes to Interim Consolidated Financial Statements                                  7-10

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS               11-13

       PART II - OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS                                                                                  14

       ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K                                                           15

       SIGNATURES                                                                                                  16

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                                              September 30,      December 31,
                                                                                   2000              1999
                                                                               (Unaudited)
                                                                              ---------------   ----------------
                                     ASSETS
    Current assets:
          Cash                                                                $        239      $       5,603
          Accounts receivable, net                                                   1,256              1,090
          Other receivables, net                                                       248                266
          Inventory                                                                    750                532
          Other current assets                                                         128                 18
                                                                              ---------------   ----------------
                   Total current assets                                              2,621              7,509

    Property and equipment, net                                                     13,392             14,188
    Intangible assets, net                                                          39,082             38,816
    Other non-current assets, net                                                    3,105              1,707
                                                                              ---------------
                                                                                                ----------------
                   Total assets                                               $     58,200       $     62,220
                                                                              ===============   ================

                    LIABILITIES, REDEEMABLE PREFERRED STOCK
                            AND SHAREHOLDERS' EQUITY

    Current liabilities:
          Current maturities of long-term debt                                $     10,895       $     11,134
          Accounts payable and accrued liabilities                                   4,508              2,744
          Unearned revenue                                                           1,034                813
          Other current liabilities                                                     33                 71
                                                                              ---------------   ----------------
                   Total current liabilities                                        16,470             14,762
    Long-term debt                                                                  31,957             29,288
                                                                              ---------------   ----------------
                   Total liabilities                                                48,427             44,050

    Minority interests                                                                 706                716

    Commitments and contingencies Redeemable preferred stock:
          Series   C,   4%   cumulative,   10,119,614   shares   issued   and
             outstanding                                                             1,966              1,507
    Shareholders' equity:
          Preferred stock, $.001 par value, authorized 40,000,000 shares               -                  -
          Common  stock,  $.001 par  value,  authorized  100,000,000  shares,
             45,695,172   and  40,683,118   shares  issued  and  outstanding,
             respectively                                                               46                 41
          Additional paid-in capital                                                69,774             68,087
          Stock subscribed                                                             -                  304
          Deficit                                                                  (62,719)           (52,485)
                                                                              ---------------   ----------------

                   Total shareholders' equity                                        7,101             15,947
                                                                              ---------------   ----------------
                   Total liabilities, redeemable preferred stock and
                      shareholders' equity                                    $     58,200       $     62,220
                                                                              ===============   ================

See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                Unaudited Consolidated Statements of Operations
                 (amounts in thousands, except per share data)

                                              For the Three Months ended       For the Nine Months Ended
                                              --------------------------       -------------------------
                                             September 30    September 30    September 30     September 30
                                                 2000            1999            2000             1999
                                                 ----            ----            ----             ----
Revenues:
        Service revenue                     $     1,828       $   1,357      $     5,145       $   3,607
        Equipment sales and maintenance             116             240              535             775
                                            --------------- --------------- ---------------- ---------------
           Total revenues                         1,944           1,597            5,680           4,382
                                            --------------- --------------- ---------------- ---------------

Cost of sales:
        Cost of service revenue                     492             357            1,385             970
        Cost of equipment sales
          and maintenance                            64             124              288             446
                                            --------------- --------------- ---------------- ---------------
           Total cost of sales                      556             481            1,673           1,416
                                            --------------- --------------- ---------------- ---------------

Gross margin                                      1,388           1,116            4,007           2,966
                                            --------------- --------------- ---------------- ---------------

Operating expenses:
        Selling, general and administrative       3,060           2,500            8,740           7,266
        Depreciation and amortization               559             514            1,659           1,454
                                            --------------- --------------- ---------------- ---------------
           Total operating expenses               3,619           3,014           10,399           8,720
                                            --------------- --------------- ---------------- ---------------
Loss from operations                             (2,231)         (1,898)          (6,392)         (5,754)
                                            --------------- --------------- ---------------- ---------------

Other income (expense):
        Minority interest in earnings               (65)            (60)            (194)           (179)
        Interest expense, net                    (1,263)           (970)          (3,710)         (2,378)
        Other                                        87             -                 62             -
                                            --------------- --------------- ---------------- ---------------

Net loss before extraordinary item               (3,472)         (2,928)         (10,234)         (8,311)
Extraordinary loss on early
  extinguishment of debt                            -               -                -              (195)
                                            --------------- --------------- ---------------- ---------------

Net loss                                         (3,472)         (2,928)         (10,234)         (8,506)
Series B preferred stock dividend                  -               -                -                (18)
Redeemable preferred stock
  dividend and accretion                           (135)            (95)            (459)           (344)
                                            --------------- --------------- ---------------- ---------------

Loss applicable to common shareholders        $  (3,607)      $  (3,023)      $  (10,693)      $  (8,868)
                                            =============== =============== ================ ===============

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
           Unaudited Consolidated Statements of Operations (continued)
                  (amounts in thousands, except per share data)

                                              For the Three Months ended       For the Nine Months Ended
                                              --------------------------       -------------------------
                                             September 30    September 30    September 30     September 30
                                                 2000            1999            2000             1999
                                                 ----            ----            ----             ----

Basic and diluted loss per share of Common Stock:
Loss applicable to common
  shareholders before extraordinary item      $    (0.07)     $    (0.07)      $    (0.21)     $    (0.21)
Extraordinary item from early
  extinguishment of debt                            -               -                -              (0.00)
                                            --------------- --------------- ---------------- ---------------
Loss applicable to common shareholders        $    (0.07)     $    (0.07)      $    (0.21)     $    (0.21)
                                            =============== =============== ================ ===============

Basic and diluted weighted
  average shares outstanding                   52,574,601      45,126,823       51,193,815      42,199,863
                                            =============== =============== ================ ===============

See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                             (amounts in thousands)
                                                                           For the nine months ended
                                                                           -------------------------
                                                                       September 30,       September 30,
                                                                            2000                1999
                                                                       ---------------     ---------------

Cash flows from operating activities:
     Net loss                                                            $ (10,234)           $ (8,506)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
             Minority interest                                                 194                 179
             Standstill agreement                                               -                  139
             Depreciation and amortization                                   1,659               1,454
             Loss on extinguishment of debt                                     -                   95
             Amortization of debt discount                                   1,129               1,297
             Amortization of debt issuance costs                               279                 126
             Options and common stock issued for services                      217                  -
             Change in operating assets and liabilities:
                  Increase in accounts receivable
                      and other receivables                                   (148)               (417)
                  Increase in inventory                                       (138)                (47)
                  Increase in deposits and prepaids                           (119)                (30)
                  Increase in unearned revenues                                221                 271
                  Increase (decrease) in accounts payable and
                  accrued liabilities                                        2,239              (2,723)
                  Increase in other current liabilities                         -                    4
                                                                       ---------------     ---------------
Net cash used in operating activities                                       (4,701)             (8,158)
                                                                       ---------------     ---------------

Cash flows from investing activities:
     Purchase of license options                                              (201)               (134)
     Purchases of property and equipment                                      (520)             (2,957)
     Change in other assets                                                     (3)                 -
                                                                       ---------------     ---------------
Net cash used in investing activities                                         (724)             (3,091)
                                                                       ---------------     ---------------

Cash flows from financing activities:
     Increase in debt issuance costs                                        (1,674)             (1,550)
     Exercise of stock options                                                 493                  -
     Distribution of minority interests                                       (204)                (74)
     Payments of long-term debt                                             (5,766)             (4,946)
     Proceeds from issuance of long-term debt                                7,212              21,000
                                                                       ---------------     ---------------
Net cash (used in) provided by financing activities                             61              14,430
                                                                       ---------------     ---------------

Net increase (decrease) in cash                                             (5,364)              3,181
Cash at beginning of period                                                  5,603                 579
                                                                       ---------------     ---------------

Cash at end of period                                                   $      239          $    3,760
                                                                       ===============     ===============

See Note 7 for supplemental disclosure on non-cash investing and financing activities. See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
     Condensed Notes to Unaudited Interim Consolidated Financial Statements
                               September 30, 2000

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements for the three and nine month periods ended September 30, 2000 and September 30, 1999 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Form 10-KSB filed for the fiscal year ended December 31, 1999.

The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - DESCRIPTION OF BUSINESS

Chadmoore Wireless Group, Inc., together with its subsidiaries (collectively "Chadmoore" or the "Company"), is one of the largest holders of frequencies in the United States in the 800 megahertz ("MHz") band for commercial specialized mobile radio ("SMR") service. The Company's operating territory covers approximately 55 million people in 180 markets, primarily in secondary and tertiary cities throughout the United States ("Operating Territory"). The Company also holds 16 wide area licenses in the 900 Mhz band, comprised of ten, twenty and thirty Mhz channels, in seven Metropolitan Trading Areas ("MTA's"). Known as dispatch, one-to-many, or push-to-talk, Chadmoore's commercial SMR service provides reliable, real-time voice communications for companies with mobile workforces that have a need to frequently communicate with their entire fleet or subgroups of their fleet.


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

Earnings per share for the three and nine months ended September 30, 1999 have been restated to exclude warrants with nominal exercise prices which were not exercisable, as follows:

                                                               Three months ended             Nine months ended
                                                               September 30, 1999            September 30, 1999
                                                            ------------------------       --------------------
Average shares outstanding as previously reported                       57,360,994                     54,109,313
Loss applicable to common shareholders as
previously reported - basic and diluted                                    $(0.05)                        $(0.16)
Average shares outstanding as restated                                  45,126,823                     42,199,863
Loss  applicable  to common  shareholders  as restated                     $(0.07)                        $(0.21)
-basic and diluted


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


NOTE 4 - MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2000 and for the years ended December 31, 1999 and 1998, the Company has suffered recurring losses from operations and has a working capital deficiency of $13.8 million, $7.3 million and $18.1 million as of September 30, 2000, December 31, 1999 and December 31, 1998, respectively, that raise substantial doubt about the Company's ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments that might result from the outcome of this transaction.

NOTE 5 - DEBT

During 1999, pursuant to a loan facility with GATX Capital Corporation ("GATX Facility"), the Company borrowed $26.6 million from GATX Capital Corporation ("GATX"). The final draw of approximately $400,000 was funded in May, 2000. Loans were made at an interest rate fixed at the time of the funding based on five-year US Treasury notes plus 5.5% and payable over five-years following a 16 month interest only period. Quarterly principal payments of $1.35 million were to commence June 30, 2000. On June 30, 2000 and again on July 27, 2000, GATX agreed to refrain from exercising remedies under the loan facility as a result of the Company's inability to make principal and interest payments due on June 30, 2000. On August 25, 2000, the Company paid the June 30, 2000 principal and interest payment as well as additional interest and fees that accrued during the deferred payment period.

In order to facilitate the Nextel transaction, the Company reached an agreement with GATX to amend the GATX Facility. The Company agreed to pay GATX a fee of $1.35 million for (a) the ability to prepay the loan facility concurrent with the close of its transaction with Nextel, (b) to receive all consents and covenant waivers reasonable to facilitate the closing of the Nextel transaction,
(c) to grant Nextel, or a third party induced by Nextel, a second lien on all assets to secure cash advances to the Company of up to about $32.5 million, and
(d) to have the option to pay the fee for the above concessions in cash or stock. Depending on the performance of Nextel shares, the fee could be adjusted upward to an amount not to exceed $1.62 million.

On August 31, 2000, the Company entered into a subordinated credit agreement with Barclays Bank PLC (Barclays") to provide working capital during the pendency of the Nextel transaction. The agreement allows the Company to borrow up to an aggregate of $32.5 million, of which $5.2 million was provided upon signing of the agreement. Subsequently, the Company may request no more than the sum of $1.3 million per month, plus any fees or interest due under the terms of the agreement. Advances under the Barclays agreement are made at an interest rate fixed at the time of the funding based on either an adjusted base rate equal to the greater of (a) the prime rate in effect on such day or (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%, plus 3.5%, or an adjusted LIBO Rate equal to the rate appearing in the Telerate Service or any successor, two business days prior to funding at the rate for U.S. dollar deposits with a maturity comparable to the interest rate period plus 4.5%. Interest on each advance is payable in arrears on the Interest Payment Date for each such advance. Principal and any unpaid interest are due upon completion of the Nextel transaction or no later than June 30, 2002.

The Company is required to maintain certain financial covenants related to the GATX and Barclays facilities. As of September 30, 2000, the Company was not in compliance with all of the covenants, however, as previously noted, GATX has agreed to waive all financial covenant violations. Barclays per its subordination agreement with GATX cannot act upon the financial covenant violations, subject to the waivers agreed to by GATX.


NOTE 6 - EQUITY TRANSACTIONS

During the third quarter of 2000, 5,000 shares of common stock were issued through the exercise of employee stock options with an option price of $0.51 per share. Additional equity transactions are discussed in Note 7 - Non Cash Activities.


NOTE 7 - NON CASH ACTIVITIES

During the nine months ended September 30, 2000, the Company had the following non-cash investing and financing activities: (1) issuance of 1,500,000 shares of common stock for common stock subscribed that was outstanding as of December 31, 1999 in the amount of $304,650, (2) purchase of FCC licenses with debt, prior to discount, in the amount of $444,398, (3) issuance of 2,317,679 shares of common stock in payment of debt in the amount of $711,000 and accrued interest in the amount of $425,000, (4) issuance of 210,000 shares of stock for services rendered, (5) issuance of $328,000 in debt to refinance existing debt and accounts payable and (6) preferred stock dividends and accretion of $459,000.

During the nine months ended September 30, 1999, the Company had the following non-cash investing and financing activities: (1) conversion of 20,955 shares of Series B Preferred into 915,932 shares of common stock, (2) issuance of 76,672 shares of common stock for Series B Preferred dividends, (3) issuance of 1,871,096 shares of the Company's restricted Common Stock which represented $916,837 of payment towards principal and interest of the New Debenture, (4) the issuance of $139,857 of notes payable, net of discount, to exercise certain license options and preferred stock dividends and accretion of $344,000.

During the three and nine months ended September 30, 2000 and 1999, the Company paid no Federal income taxes. For the nine months ended September 30, 2000 and 1999, the Company paid approximately $3.3 million and $0.8 million, respectively, in interest expense.


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


NOTE 9 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2000 and 1999, the Company paid approximately $53,000 and $1.4 million, respectively to Private Equity Partners ("PEP"), for professional services associated with equity and debt financings. Mark F. Sullivan, a Director of the Company, is an owner and managing partner of PEP.

On March 6, 2000, the Company issued 105,000 shares of the Company's Common Stock to the Sullivan Family Trust, of which Mark F. Sullivan and his wife are the only trustees.

On May 1, 1998, the Company and Recovery Equity Investors II L.P. ("Recovery") entered into an advisory agreement commencing on May 1, 1998 and ending on the fifth anniversary. The advisory agreement stipulates that Recovery shall devote such time and effort to the performance of providing consulting and management advisory services for the Company as deemed necessary by Recovery. The Company shall pay an annual consulting fee of $312,500 beginning on May 1, 1999 which shall be paid in advance, in equal monthly installments, reduced by the Series C Preferred dividends paid in the preceding twelve months. Jeffrey A. Lipkin and Joseph J. Finn-Egan, managing partners for Recovery, are Directors of the Company.


NOTE 10 - SUBSEQUENT EVENTS

On October 24, 2000, the FCC completed the transfer of 900 MHz licenses to the Company to complete the purchase agreement with American Wireless.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following is a discussion of the consolidated financial condition and results of operations of Chadmoore Wireless Group, Inc., together with its subsidiaries (collectively "Chadmoore" or the "Company"), for the three and nine months ended September 30, 2000 compared to the same periods in 1999. This discussion should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1999 (the "1999 Form 10-KSB").

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

RESULTS OF OPERATIONS

Total revenues for the third quarter were $1.9 million compared to $1.6 million for the same period in 1999, an increase of $0.3 million or 18.8%. Year-to-date revenues for 2000 and 1999 were $5.7 million and $4.4 million, respectively, an increase of $1.3 million or 29.5%. Service revenues increased to $1.8 million compared to $1.4 million, an increase of $0.4 million or 28.6% for the quarter ended September 30, 2000 compared to the same period in 1999. For the nine month period ended September 30, 2000, service revenues were $5.1 million, an increase of $1.5 million or 41.7% when compared to service revenues of $3.6 million for the same period in 1999. Equipment sales and maintenance revenue was down for the third quarter of 2000 to $116,000 compared to $240,000 in 1999, a decrease of $124,000 or 51.7%. For the first nine months of 2000 as compared to the same period in 1999, equipment sales and maintenance revenue was down $240,000 or 31.0% to $535,000 from $775,000.

As a result of the announced merger with Nextel, subscriber units for the third quarter have decreased from approximately 47,000 units at June 30, 2000 to 45,000 units as of September 30, 2000. Though management expects the announced merger to result in some churn of current customers, it cannot assess at this time what the financial impact of this change in the business plan will be with regards to revenues.

Cost of service revenue for the three months ended September 30, 2000 was $492,000 compared to $357,000 for the same period in 1999, an increase of $135,000 or 37.8%. For the nine months ended September 30, 2000, the cost of service was $1.4 million, an increase of $0.4 million or 40.0% when compared to the same period in 1999. The increase is primarily attributable to additional commercial markets being operational during the first nine months of 2000 as compared to the comparable period in 1999, as well as the marginal costs associated with increased capacity in the Company's existing markets. Cost of equipment sales and maintenance revenue was $64,000 and $288,000, respectively, for the three and nine months ended September 30, 2000 compared to $124,000 and $446,000, respectively, for the same periods in 1999.

Gross margin for the three months ended September 30, 2000 was 71.4% as compared to 69.9% for same period in 1999. For the nine month periods ended September 30, 2000 and 1999, the gross margins were 70.5% and 67.7%, respectively. The improvement in margins for 2000 primarily reflects period over period subscriber growth in markets established during the first quarter of 1999.

Selling, general and administrative expenses increased to $3.1 million for the three months ended September 30, 2000 compared to $2.5 million for the same period in 1999, an increase of $0.6 million or 24.0%. For the nine months ended September 30, 2000, these expenses were $8.7 million compared to $7.3 million in the prior year, an increase of $1.4 million or 19.2%. Salaries, wages and benefits expense (a component of selling, general and administrative expenses) increased to $1.1 million for the three months ended September 30, 2000, compared to $1.0 million for the three months ended September 30, 1999, an increase of $0.1 million or 10.0%. For the nine months ended September 30, 2000, salaries, wages and benefits were $3.5 million compared to $2.9 million for the same period in 1999, an increase of $0.6 million or 20.7%. For the quarter, approximately $250,000 of the increase related to additional expenses related to the Nextel transaction. Also in anticipation of the Nextel transaction, staffing was reduced by approximately half as of August 25th, primarily in the sales and marketing areas. Starting September 1, 2000, those former employees will be receiving severance over the next one- two- or three months depending on their term of service. Much of the year to date increase was related to personnel additions in operational areas and direct sales made in connection with the Company's commercial SMR service. Excluding salaries, wages and benefits, other selling, general and administrative expenses increased to $2.0 million for the quarter ended September 30, 2000 compared to $1.5 million for the same quarter in 1999, an increase of $0.5 million or 33.3%. For the nine months ended September 30, 2000, these same expenses increased to $5.2 million compared to $4.4 million for the same period in 1999, an increase of $0.8 million or 18.2% compared to the prior year. Both increases are primarily due to increases in advertising and marketing expenses, which corresponds to period over period revenue growth, and travel, entertainment and communications expenses as a result of the Company establishing its own direct sales force during the latter part of 1999.

Depreciation and amortization expense increased to $559,000 and $1.7 million, respectively, for the three and nine months ended September 30, 2000 compared to $514,000 and $1.5 million for the three and nine months ended September 30, 1999. The increase of $45,000 or 8.8% for the three month period and $0.2 million or 13.3% for the nine month period, reflects additional licenses and infrastructure equipment placed in service during the last twelve months of operations.

Interest expense, net of interest income, increased $0.3 million or 30.0%, to $1.3 million for the third quarter of 2000 as compared to $1.0 million for the same period in 1999. For the nine month period ended September 30, 2000, net interest expense was $3.7 million compared to $2.4 million for the same period in 1999, an increase of $1.3 million or 54.2%. These increases reflect the higher debt balances associated with the GATX Facility.

During the nine months ended September 30, 1999, the Company had an extraordinary loss of $0.2 million, which reflected the write off of debt issuance costs and prepayment penalties associated with the prepayment and termination of the MarCap and Motorola debt facilities.

The Company's net loss increased to $3.6 million for the three months ended September 30, 2000 compared to $3.0 million for the same period in 1999, an increase of $0.6 million or 20.0%. For the nine months ended September 30, 2000, the net loss was $10.7 million compared to $8.9 million for the same period in the prior year, an increase of $1.8 million or 20.2%. The net loss before extraordinary item for the nine months ended September 30, 1999, which related to the extinguishment of debt, was $8.7 million. The increased losses were a result of an increased subscriber system usage, additional personnel, increased marketing and sales activities in new and existing markets and higher interest costs associated with the GATX Facility.

Loss per share for the three months ended September 30, 2000 and 1999 was $0.07. For the nine month periods ended September 30, 2000 and 1999, the loss per share was $0.21. The extraordinary item in 1999 did not have an impact on the loss per share.


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

Net cash used in operating activities during the first nine months of 2000 was $4.7 million as compared to $8.2 million for the comparable period in 1999, a decrease of $3.5 million or 42.7%. The decrease in net cash used in operating activities consisted primarily of a $5.0 million change in accounts payable and accrued liabilities when comparing the first nine months of 2000 to the first nine months of 1999, partially offset by an increased loss of $1.7 million in 2000.

Net cash used in investing activities decreased to $724,000 during the first nine months of 2000 as compared to $3.1 million for the first nine months of 1999. Capital expenditures to fund the Company's expansion of its SMR network declined by $2.3 million when comparing the first nine months of 1999 to 2000. This was primarily a result of the heavy capital expenditures to build SMR infrastructure in 1999.

Net cash provided by financing activities was $61,000 for the nine months ended September 30, 2000, as compared to $14.4 million in net cash provided by financing activities for the nine months ended September 30, 1999. The primary difference is $21.0 million in borrowing in 1999 compared to $7.2 million in borrowing for 2000

As a result of the planned transaction with Nextel, the Company made significant changes in its business plan, whereby business activities of the Company are being scaled back and the direct sales force has been eliminated in an effort to reduce expenses. Though management expects this change in its business plan to result in some churn of current customers, it cannot assess at this time what the financial impact of this change in the business plan will be with regards to revenues. During the pendency of this transaction, Barclays will be providing the Company with interim funding. The agreement allows the Company to borrow up to an aggregate of $32.5 million, of which $5.2 million was provided upon signing of the agreement. Subsequently, the Company may request no more than the sum of $1.3 million per month, plus any fees or interest due under the terms of the agreement. Advances under the Barclays agreement are made at an interest rate fixed at the time of the funding based on either an adjusted base rate equal to the greater of (a) the prime rate in effect on such day or (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%, plus 3.5%, or an adjusted LIBO Rate equal to the rate appearing in the Telerate Service or any successor, two business days prior to funding at the rate for U.S. dollar deposits with a maturity comparable to the interest rate period plus 4.5%. Interest on each advance is payable in arrears on the Interest Payment Date for each such advance. Principal and any unpaid interest are due upon completion of the Nextel transaction or no later than June 30, 2002.

The Company believes that the funding provided by Barclays plus cash generated by its ongoing operations will be sufficient to carry it through the completion of the Nextel transaction.

ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2000, all the Company's long term debt bears fixed interest rates, however, the fair market value of this debt is sensitive to changes in prevailing interest rates. The Company runs the risk that market rates will decline and the required payments will exceed those based on the current market rate. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A - GOODMAN CHAN PROCEEDINGS

As described in the Company's most recent 10-KSB filing, the Company has pending before the Federal communications commission an application for Review of the Commission's decision in the Goodman/Chan proceeding. Management has continued its discussions with FCC decision makers in an effort to ascertain the Commission's projected timetable for final action on the company's Application for Review. However, to date, the Company has been unable to obtain from the Commission a reliable estimate of when the commission intends to finalize action on the Application for Review. The item remains pending at this time.

Prior to release of the FCC Goodman/Chan decision and as discussed extensively in the company's most recent Form 10-KSB filing, the Company entered into purchase agreements for, among others, numerous licenses held by the "similarly-situated" entities who ultimately did not obtain construction relief from the commission. The Company's application for Review of the Commission decision with respect to the "similarly-situated" entities remains pending; and, Management has been unable to obtain any firm commitment from the FCC regarding its timetable projections with regard to finalizing a decision on the matter.

Thus, there is a possibility that should the proposed Nextel purchase of substantially all of the Company's assets (as discussed elsewhere herein) move forward as anticipated, the Commission may not act on the pending Application for Review prior to the planned dissolution of the Company. Accordingly, it is possible that the Company could face litigation or enter into settlement discussions with some or all of the "similarly-situated" parties with whom the Company contracted in order to dispose of potential claims by those parties. At this time, it is not possible for Management to predict with any reasonable degree of accuracy the ultimate outcome of this matter or to predict whether agreements would have to be entered into with every subject licensee. It is also not possible for the company to accurately forecast the total liability which could arise from this matter.

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

ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K

EXHIBIT
NUMBER   EXHIBIT

10.1     First  Amendment to the  Agreement  and Plan of  Reorganization  by and
         among  Nextel   Communications,   Inc.,  Nextel  Finance  Company,  and
         Chadmoore Wireless Group, Inc. dated August 31, 2000

10.2 Subordination Agreement by and between GATX Capital Corporation, and Barclays Bank PLC, dated September 1, 2000

10.3 Security Agreement by and among Barclays Bank PLC and Chadmoore Wireless Group, Inc. dated August 31, 2000

10.4 Subordinated Credit Agreement by and among Barclays Bank PLC and Chadmoore Wireless Group, Inc. dated August 31, 2000

10.5     Fourth  Amendment  and Waiver to Senior  Secured Loan  Agreement by and
         among  GATX  Capital   Corporation,   Chadmoore  Wireless  Group,  Inc.
         ("Chadmoore"), and the Subsidiaries of Chadmoore dated August 25, 2000

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

                                    Date: November 13, 2000