Form 10KSB
period 2000-12-31
CHADMOORE WIRELESS GROUP INC
filed 2001-04-02
CIK 815755

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-KSB
                                   (Mark One)
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                OF 1934 FOR THE
                      FISCAL YEAR ENDED DECEMBER 31, 2000

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       State issuer's revenues for its most recent fiscal year. $7,375,477

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of March 9, 2001, the aggregate market value of the Company's Common Stock held by non-affiliates was $16,620,605. State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of March 9, 2001, 45,700,172 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's proxy Statement to be filed not later than 120 days after December 31, 2000, in conjunction with the 2001 Annual Meeting of Shareholders, referred to herein as the "Proxy Statement", are incorporated by reference into Part III of this Form 10-KSB. Certain exhibits filed with the Registrant's prior registration statements and period reports under the Securities Exchange Act of 1934 are incorporated herein by reference into Part IV of this report.

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes [ ]  No [X]

FORM 10-KSB
INDEX


ITEM 1.      DESCRIPTION OF BUSINESS..................................................................   3

ITEM 2.      DESCRIPTION OF PROPERTIES................................................................  13

ITEM 3.      LEGAL PROCEEDINGS........................................................................  13

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................  15

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.................................  16

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.....  18

ITEM 6A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................  21

ITEM 7.      FINANCIAL STATEMENTS.....................................................................  22

ITEM 8       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES....  44

ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................................  44

ITEM 10.     EXECUTIVE COMPENSATION...................................................................  44

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................  44

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................  44

ITEM 13.     EXHIBITS AND CURRENT REPORTS ON FORM 8-K.................................................  45

             SIGNATURES...............................................................................  49

ITEM 1.  DESCRIPTION OF BUSINESS

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. These statements contain words such as "intends", "objectives", "planned", "future", "attainable", "opportunities", "growth" and "believes" and include statements regarding the Company's strategy, expansion efforts, efforts to obtain funding and equipment purchase commitments. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation, the risk that the proposed transaction with Nextel Communications, Inc. will not be completed or that it will not be completed on terms that are as favorable to the Company and its shareholders as the transaction that is currently proposed, regulatory delays or denials both in connection with the proposed transaction with Nextel and in connection with the Company's business generally, the lack of availability of sources of capital to fund the Company's operations and the repayment of the Company's significant outstanding debt in the event that the proposed transaction with Nextel is not completed, the lack of any presently established alternate purchaser of the Company's assets or other acquisition partner in the event that the transaction with Nextel is not completed, fluctuations in demand, loss of subscribers, the quality and price of similar or comparable wireless communications services, the existence of well-established competitors who have substantially greater financial resources and longer operating histories, adverse results in pending or threatened litigation, consequences of actions by the FCC, general economic conditions and the risks discussed under "Business--Risk Factors" in this report.

THE COMPANY

Chadmoore Wireless Group, Inc., together with its subsidiaries (collectively "Chadmoore" or the "Company"), is one of the largest holders of frequencies in the United States in the 800 megahertz ("MHz") band for commercial specialized mobile radio ("SMR") service. The Company's operating territory covers approximately 55 million people in 180 markets, primarily in secondary and tertiary cities throughout the United States ("Operating Territory"). The Company also entered the 900 MHz market with the completion of its purchase of 16 ten-channel wide-area licenses in seven Metropolitan Trading Areas ("MTA's") during 2000. Also known as dispatch, one-to-many, or push-to-talk, Chadmoore's commercial SMR service provides reliable, cost-effective, real-time voice communications for cost-conscious companies with mobile workforces that have a need to frequently communicate with their entire fleet, discrete subgroups or individuals of their fleet. For a flat fee averaging approximately $15 per radio per month, customers enjoy unlimited air time for communicating instantaneously with their chosen fleets or subgroups.

On August 21, 2000, the Company signed an agreement and plan of reorganization with Nextel Communications, Inc. ("Nextel") under which Nextel would acquire substantially all of the Company's assets in a tax-free reorganization in exchange for shares of Nextel's Class A common stock. Although the Company has not adopted a formal plan of liquidation, it is anticipated that the Company will be dissolved and all of its remaining assets will be liquidated following the completion of the proposed Nextel transaction. The reorganization agreement is subject to the approval of the Company's shareholders and the satisfaction of customary closing conditions contained in the acquisition agreement, including the approval of the Company's shareholders and the receipt of all necessary regulatory approvals. On December 22, 2000, the Company and Nextel received early termination of the waiting period for the transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The approvals of the Federal Communications Commission, the Securities and Exchange Commission and the Company's shareholders have not yet been obtained.

The reorganization agreement provides for the Company to receive up to $160 million worth of Nextel's Class A common stock, subject to certain closing adjustments and limitations. These closing adjustments and limitations include, among other things, adjustments for interim funding provided to the Company pending the closing and adjustments depending on which of the Company's assets are actually delivered at the closing. The actual number of Nextel shares to be received by the Company is determined in accordance with a formula that was negotiated between the Company and Nextel in August 2000. That formula generally provides for the number of shares to be determined by dividing the adjusted $160 million purchase price by the average daily closing price of Nextel's shares as quoted by The Nasdaq National Market for the 20 trading days immediately preceding the closing date of the transaction. The reorganization agreement further provides for additional adjustments to the adjusted purchase price in the event that the calculated average daily closing price is more than 20 percent higher or more than 20 percent lower than $57.1656, the closing price of Nextel's shares on the date that the reorganization agreement was signed. In addition, if the calculated average daily closing price is more than 35% lower than $57.1656, then the number of Nextel shares to be received by the Company is calculated as if the average daily closing price was 35% lower than $57.1656, although in that event the Company may elect to terminate the reorganization agreement unless Nextel subsequently elects to deliver additional Nextel shares at the closing calculated based on the actual average daily closing price. Nextel has no obligation to increase the number of Nextel shares.

On March 29, 2001, the closing price of Nextel's shares was $13.88. If Nextel's shares continue to trade at that level until the closing of the transaction, the value to be received by the Company in the transaction will be $112 million less than the anticipated value based on Nextel share price at the time that the reorganization agreement was signed. In addition, the transaction may not be tax-free to the Company if the transaction closes with Nextel shares trading at their current level. Although the Company's board of directors and its officers, directors and principal shareholders have signed agreements with Nextel to support the Nextel transaction, management of the Company is concerned that there may be a significant chance that the decline in the anticipated value of the transaction would make the necessary approval of the Company's shareholders difficult to obtain. However, given that the Company does not expect the closing to occur until early in the second half of 2001, there is a possibility that Nextel's trading price could recover during the interim period. Accordingly, to date the Company has not undertaken any discussions with Nextel regarding the impact of the decline in the Nextel trading price on the likelihood of completion of the transaction, although the Company may elect to undertake such discussions in the future.

Due in part to the anticipation of closing the transaction with Nextel, the Company made significant changes in its business plan during the second half of 2000 by scaling back its marketing and development activities and eliminating its direct sales force in an effort to reduce operating expenses. The Company also began to explore opportunities to dispose of the Company's assets that are not proposed to be acquired by Nextel which will consist primarily of Accounts Receivable, inventory, office furniture and equipment and analog equipment. In the event that the proposed transaction with Nextel is not completed, the Company will have to either attempt to obtain additional capital in order to pay off its debts and resume business operations or locate another purchaser of its assets or acquisition partner.

In connection with the Nextel reorganization agreement, the Company arranged to borrow up to an aggregate of $32.5 million from Barclays Bank PLC in order to pay amounts due under the Company's existing credit facility and finance the Company's interim operations. In the event that the Nextel reorganization agreement is terminated, Barclays' obligation to continue advancing funds to the Company will cease as of the date of such termination, and the principal balance of the interim financing will have to be repaid by the Company on or before June 30, 2002. Accordingly, in the event of the termination of the Nextel agreement, the Company anticipates that the proceeds from the interim funding will not be sufficient to satisfy the Company's contemplated cash requirements for more than 60 days beyond the date of such termination if the Company is unable to negotiate temporary arrangements with company lenders. There can be no assurance that the Company will be able to negotiate temporary arrangements with the Company's lenders or locate additional financing on commercially reasonable terms, or at all. In addition, given the unique nature of the Company's assets, there can be no assurance that another purchaser of its assets or acquisition partner could be located or that an agreement with any such purchaser or partner could be negotiated on terms that would be acceptable to the Company and its shareholders. If the Company is unable to obtain additional financing or enter into an alternative transaction with another purchaser or acquisition partner, it will likely be required to cease its operations. Given these anticipated difficulties and uncertainties, the Company believes that pursuing a transaction with Nextel, including attempting to re-negotiate some of the terms of the proposed transaction in light of the recent decline in the Nextel trading price, is the Company's most likely course of action.

The Company commenced operations in 1994 as Chadmoore Communications, Inc. ("CCI"), a Nevada corporation, to capitalize on the market opportunity created when the Federal Communications Commission ("FCC") froze licensing of additional SMR spectrum in 1993 in anticipation of transitioning from the traditional application process to spectrum auctions.

During its first 18 months of operation, CCI succeeded in negotiating the acquisition of rights to approximately 2,300 channels from approximately 1,200 individual licensees. To facilitate financing these license acquisitions, CCI entered into and reorganized under an Agreement and Plan of Reorganization ("Reorganization") with CapVest International, Ltd. ("CapVest"), a Colorado company incorporated in 1987, in February 1995 pursuant to which CCI became a majority-owned subsidiary of CapVest. Also in February 1995, the Board of Directors of CapVest resigned, new members were appointed to fill the vacancies, CCI management assumed responsibility for CapVest's affairs, and on April 21, 1995, the shareholders of CapVest approved the change of its corporate name to "Chadmoore Wireless Group, Inc."

In June 1996, the Company consummated the acquisition of approximately 5,500 additional channels by acquiring all of the issued and outstanding stock of CMRS Systems, Inc. ("CMRS") and 800 SMR Network, Inc. ("800"). During 1997, substantially all of the assets of 800 were transferred to CMRS. The Company continues to operate primarily through CCI, CMRS, and related subsidiaries.

The Company's publicly held common stock, $.001 par value per share (the "Common Stock"), trades over-the-counter and is reported on the Electronic Bulletin Board of the National Association of Securities Dealers under the symbol "MOOR". The

Company's principal executive offices are located at 2875 East Patrick Lane, Suite G, Las Vegas, Nevada, 89120, and its telephone number at that address is
(702) 740-5633.


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

The Company believes the SMR service it offers presents an affordable communication solution for cost-conscious businesses desiring the ability to communicate simultaneously with all of their workers or among worker subgroups. The Company's primary objectives in light of its agreement with Nextel, is to continue operating its SMR systems within its Operating Territory in a manner that allows the Company to maintain its customer base and generate positive cash flow at the system level.

The traditional analog dispatch business provides a real-time voice communications solution that is practical, cost-effective and reliable. With the focus on digital technology by several large system providers and the conversion of enormous amounts of already occupied spectrum from the analog platform, the Company believes that the needs of the traditional SMR customer are being underserved. By focusing on this segment of the wireless industry, the Company believes it has targeted an underserved segment of the marketplace.

In management's opinion, the Company's focus is supported by several key factors, including:

o an established market base in excess of 15 million users in the United States. that rely on analog SMR service for dispatch applications,
o    capacity constraints in many markets that have created pent-up demand,
o during the most recent decade, favorable economic and demographic conditions have stimulated significant business formation, with SMR service positioned as a cost-effective productivity tool,
o analog SMR technology and infrastructure is proven, dependable, and widely available,
o excellent system economics as analog SMR service is simple and cost-effective to deploy, and
o a relatively low cost of infrastructure that allows capacity to be added incrementally as demand dictates.

Though the Company anticipates concluding the sale of substantially of all of its assets to Nextel during the second half of 2001, it has ample, available frequencies at its disposal and can continue to offer traditional SMR users the low-cost, fixed-rate communications solution to which they are accustomed. In addition, nothing precludes the Company from migrating to a digital, SMR platform in selected markets, although such a migration would require new and additional sources of funds for capital expenditures.

The Company generates revenue primarily from monthly billing for dispatch services on a per unit (radio) basis. In selected markets, additional revenue is generated from telephone interconnect service based on air-time charges, and in the case of the Memphis market, from the sale of radio equipment, installation, and equipment service.


DISTRIBUTION AND SALES AND MARKETING

Once commercial service has been implemented in a market, typically Chadmoore's executional focus turns to loading the system by acquiring new users through an indirect distribution network of well-established local SMR and radio communication dealers, most of which are Motorola sales and service ("MSS") shops. In addition, the Company employed a direct sales force to complement the indirect distribution network of SMR and radio dealers. Subsequent to announcing its planned transaction with Nextel, the Company initiated significant changes in its business plan including the elimination of its direct sales force in an effort to reduce operating expenses. The Company's pending agreement with Nextel does not provide for incremental compensation to the Company for adding new customers to its current customer base. The Company, therefore, believed its best course of action was to scale back its marketing activities since the return on the marketing expense was not expected to occur prior to the closing of the Nextel transaction, thereby reducing operating expenses, and work to maintain its current customer base through its network of local SMR and radio dealers.

In markets where a suitable dealer or independent agent is not available, the Company is maintaining contact with customers through its customer service group and management employees.


COMPETITIVE BUSINESS CONDITIONS AND COMPANY'S INDUSTRY POSITION

In management's evaluation, key factors relevant to competition in the wireless communication industry are pricing, size of the coverage area, quality of communication, reliability and availability of service. The Company's success depends in large measure on its ability to compete with numerous wireless service providers in each of its markets, including cellular operators, PCS service providers, Digital SMR service providers, paging services, and other analog SMR operators. The Company competes against digital wireless service providers primarily on cost and other analog SMR providers primarily on customer service and capacity. The wireless communications industry is highly competitive and comprised of many companies, most of which have substantially greater financial, marketing, and other resources than the Company. While the Company believes that it has developed a differentiated and effective business plan, there can be no assurances should the Nextel transaction not be completed that it will be able to compete successfully in its industry.

Since the late 1980s, Nextel has acquired a large number of SMR systems and is the holder of the largest number of 800 MHz licenses in the United States. Nextel is currently in the process of implementing a conversion from analog SMR technology to Motorola's digital integrated Dispatch Enhanced Network ("iDEN") system. Other cellular operators and PCS providers are implementing digital transmission protocols on their systems as well, primarily to address capacity issues. Chadmoore believes that Nextel is focusing on higher-end, white collar and cellular-like telephony users, thereby creating a market segmentation opportunity for the Company. As a result, the Company competes with Nextel primarily on the basis of price and customer need for affordable group talk.

The Company also competes with Nextel Partners, Inc., which provides digital wireless communications services, in many of the secondary and tertiary markets in which the Company operates, using the Nextel brand name. Nextel Partners offers its customers the same digital wireless communications services available from Nextel including digital cellular, text/numeric paging and Nextel Direct Connect as well as analog service similar to the company's, although the systems are typically at or near capacity.

Another wireless competitor for Chadmoore is Southern Company, which is implementing a digital architecture and pursuing strategies similar to Nextel on a regional or primary market basis. Southern Company is a large utility focusing on wide-area communications for its own vehicle fleet in the Southeastern United States, while selling excess capacity to other businesses spanning the same geographic region. As with Nextel, Chadmoore competes with Southern Company primarily based on price.

Most other analog SMR providers within the Company's Operating Territory consist of local, small family owned businesses often passed from generation to generation, that Chadmoore believes in general lack the spectrum, professional marketing, management expertise, and resources brought to the marketplace by the Company to effectively compete in its market segment. In fact, available capacity and operating capabilities of existing SMR providers constitute key factors in Chadmoore's market prioritization matrix. The Company competes with existing analog SMR providers primarily on the basis of customer service, capacity to meet customer growth, additional value-added services, professional marketing and dealer support.


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

Once an SMR station is operating, the Company may exercise its Option to acquire the license at any time prior to the expiration of the Option. As of March 9, 2001, the Company had exercised Options on all except approximately 80 channels, which continue to be under Option and Management Agreements. The Company presently intends to exercise all such remaining Options, but such exercise is subject to certain considerations. The Company may elect not to exercise an Option for various business reasons, including the Company's inability to acquire other licenses in a given market, making it economically unfeasible for the Company to offer SMR service in such market. If the Company does not exercise an Option, its grantor may retain the consideration previously paid by the Company. Moreover, if the Company defaults in its obligations under an Option, the grantor may retain the consideration previously paid by the Company as liquidated damages. Further, if the SMR system is devalued by the Company's direct action, the Company is also liable under the Option for the full Option price, provided the grantor gives timely notice. The Options also authorize a court to order specific performance in favor of the Company if a grantor fails to transfer the license in accordance with the Option. However, there can be no assurance that a court would order specific performance, since this remedy is subject to various equitable considerations.

Approximately 620 of those licenses purchased by or under option and management agreements with the Company have been permanently canceled by the FCC for failure to comply with its construction requirements, which resulted in a loss of licenses with a book value of approximately $5.2 million. (See Item 3)

To the extent that Options and Management Agreements remain in place, no assurance can be given that they will continue to be accepted by the FCC or will continue in force.

GOVERNMENT REGULATION

General. The Company's operations are subject to government regulation primarily by the FCC. The licensing, operation, assignment, and acquisition of 800 MHz SMR licenses are regulated under the Communications Act of 1934, as amended in 1996 (the "Communications Act"). The rules and regulations governing the operation of SMR stations are primarily set forth in Part 1 & 90 of the FCC's rules, 47 C.F.R. ss. 90.1, et seq. In May, 1993, the FCC began revising its rules relating to the licensing and operation of 800 MHz SMR stations. Since that time, the FCC has adopted new rules converting interconnected SMR service from a private radio service to a commercial mobile radio service and has proposed other new rules allowing operational flexibility and mandating future licensing by competitive bidding. The FCC periodically has various dockets under consideration, which could result in changes to the FCC's rules, regulations, and policies. Certain rule, regulation or policy changes by the FCC could potentially adversely affect the operations and financial standing of the Company.

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

RESEARCH AND DEVELOPMENT

Primarily as a result of the proposed sale of substantially all of the Company's assets to Nextel, the Company has not incurred and does not expect to incur significant research and development expenses in connection with the equipment for its existing analog SMR systems or the potential implementation of digital SMR systems. The Company is, however, constantly reviewing other technologies, including Motorola's new small market iDEN product that would offer increases in capacity and/or additional services such as short messaging, paging or vehicle location. It is not known whether any of the technologies are technically feasible or economically viable.


EMPLOYEES

As of March 9, 2001, the Company had 33 full-time employees. None of the Company's employees is covered by a collective bargaining agreement and the Company believes its relationship with its employees is good.

RISK FACTORS

The securities of the Company are speculative and involve a high degree of risk. In addition to the factors discussed elsewhere in this report, the following is a discussion of certain factors which could affect the financial results of the Company.

                    RISKS RELATED TO THE PROPOSED TRANSACTION
                        WITH NEXTEL COMMUNICATIONS, INC.

Uncertainty Regarding Completion of Proposed Nextel Transaction.

The Nextel reorganization agreement provides for the Company to receive up to $160 million worth of Nextel's Class A common stock, subject to certain closing adjustments and limitations. These closing adjustments and limitations include, among other things, adjustments for interim funding provided to the Company pending the closing and adjustments depending on which of the Company's assets are actually delivered at the closing. The actual number of Nextel shares to be received by the Company is determined in accordance with a formula that was negotiated between the Company and Nextel in August 2000 when Nextel shares were trading at approximately $57 per share. On March 290, 2001, the closing price of Nextel's shares was $13.88. If Nextel's shares continue to trade at that level until the closing of the transaction, the value to be received by the Company in the transaction will be $112 million less than the anticipated value based on Nextel's share price at the time that the reorganization agreement was signed. Based on the closing price of Nextel's shares on March 29, 2001 it is unlikely that the Company shareholders would receive anything upon liquidation of the Company if the Company was to proceed with the Nextel transaction as currently proposed. In addition, the transaction may not be tax-free to the Company if the transaction closes with Nextel shares trading at their current level. Although the Company's board of directors and its officers, directors and principal shareholders have signed agreements with Nextel to support the Nextel transaction, management of the Company is concerned that there may be a significant chance that the decline in the anticipated value of the transaction would make the necessary approval of the Company's shareholders difficult to obtain. In addition, the approval of the Federal Communications Commission and other regulatory authorities is a condition precedent to the completion of the proposed transaction with Nextel, and there can be no assurance that such approvals will be obtained. Accordingly, there can be no assurance that the proposed transaction with Nextel will be completed on the terms set forth in the reorganization agreement, if at all. The failure to complete the proposed transaction with Nextel will have a material adverse effect on the Company.

Risk of Termination of Interim Financing; Substantial Difficulty Meeting Capital Requirements.

If the proposed transaction with Nextel is not completed or if the completion of that transaction is delayed, the Company will require a substantial capital infusion. In connection with the Nextel reorganization agreement, the Company arranged to borrow up to an aggregate of $32.5 million from Barclays Bank PLC in order to finance the Company's interim operations and to pay amounts due under the Company's existing credit facility. In the event that the Nextel reorganization agreement is terminated, Barclays' obligation to continue advancing funds to the Company will cease as of the date of such termination, and the principal balance of the interim financing will have to be repaid by the Company on or before June 30, 2002. Accordingly, in the event of the termination of the Nextel agreement, the Company anticipates that the proceeds from the interim funding will not be sufficient to satisfy the Company's contemplated cash requirements for more than 60 days beyond the date of such termination. There can be no assurance that the Company will be able to negotiate temporary arrangements with the Company's lenders or locate additional financing on commercially reasonable terms, or at all. If the Company is unable to obtain additional financing, it will be unable to resume full operations and may have to cease its operations entirely.

Lack of Presently Established Alternatives to the Nextel Transaction.

Prior to entering into the Nextel reorganization agreement, the Company, with the assistance of its financial advisor, made several attempts to locate other potential business combination partners, but no complete proposal for any such transaction was ever obtained. In the event that the Nextel reorganization agreement is terminated, the resulting termination of the Company's interim financing arrangement with Barclay's and the Company's, at times, strained relationship with its senior lenders and other creditors will necessitate prompt action to locate an alternative purchaser or acquisition partner. There can be no assurance that the Company will be able to locate an alternative purchaser or acquisition partner or that any alternative purchaser or acquisition partner would be willing to enter into a transaction with the Company on terms that are acceptable to the Company and its shareholders. In addition, due to the Company's significant obligations under its existing credit facility as well as its substantial repayment obligations under the Barclays interim financing, it may be difficult for the Company to structure an alternative business combination transaction that would provide the Company with funding to continue the Company's operations even at its current reduced level while the necessary regulatory and other approvals for the alternative transaction are obtained.

Assets Primarily Consist of Intangible FCC Licenses.

The Company's assets consist primarily of intangible assets, principally FCC licenses, for which the Company may not be able to receive full value if the proposed transaction with Nextel is not completed and the Company is unable to find an alternative buyer or strategic acquisition partner. In the event of default on indebtedness or liquidation of the Company, there can be no assurance that the value of the Company's assets will be sufficient to satisfy its obligations. Under the terms of the Company's existing debt facilities, the Company has granted a security interest in all proceeds from any sale of the Company's licenses up to the amount of debt incurred. Therefore, the Company's shareholders likely would not share in the proceeds from such liquidation. Approximately 620 of those licenses purchased by or under option and management agreements with the Company have been permanently canceled by the FCC for failure to comply with its construction requirements. This results in a loss of licenses with a book value of approximately $5.2 million.

Curtailment of Operations; Reduction of Work Force; Attraction and Retention of Key Personnel.

Due in part to the proposed transaction with Nextel, the Company has scaled back its marketing and development activities and eliminated its direct sales force in an effort to reduce operating expenses. This reduction in work force will negatively impact the Company's ability to conduct business and serve its customers in a manner comparable to past practice. This may cause the Company's business to suffer in the short term. Should the Company resume full operations, the Company's future success would depend in part on the Company's ability to retain the service of its key management and to recruit the services of new or former sales, product development and operational personnel. Competition for qualified personnel is intense. The Company has from time to time experienced difficulties in recruiting qualified skilled technical personnel. Failure by the Company to attract and retain the personnel it requires could have a material adverse effect on the financial condition and results of operations of the Company.

Possible Volatility of the Company's Share Price.

The Company's Common Stock has been traded on the OTC Bulletin Board since July 1996. The Company believes that the uncertainty regarding the completion of the proposed Nextel transaction, the recent decline in Nextel's trading price and other factors relating to the Nextel transaction could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In particular, if the Company and/or Nextel were to decide not to proceed with the proposed transaction, the price of the Company's Common Stock could decline significantly. Other factors that may cause fluctuations in the price of the Company's Common Stock include, among others, announcements of developments related to the Company's business, the Company's ability to obtain financing, fluctuations in the Company's quarterly or annual operating results, failure to meet securities analysts' expectations, general conditions in the international marketplace and the worldwide economy, announcements of technological innovations or new systems or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with clients and suppliers. In recent years the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock.

                     RISKS RELATED TO THE COMPANY'S BUSINESS

Limited Relevant Operating History.

If the proposed transaction with Nextel is not completed and the Company elects to resume full operations, the Company has a limited relevant operating history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new business in the wireless communications industry, which is a continually evolving industry characterized by an increasing number of market entrants and intense competition, as well as the risks, expenses and difficulties encountered in the commercialization of services in new markets. The anticipated difficulty, delay and expense in returning the Company to full operation from its current state must also be considered. There can be no assurance that the Company will be successful in restoring its full operations or in generating revenues at a sufficient quantity or margin or that the Company will ever achieve profitable operations.

Significant and Continuing Operating Losses; Negative Cash Flow; Accumulated Deficit.

Since its inception, the Company has been engaged primarily in the acquisition of FCC Licenses and the construction of facilities to begin commercial operation of such licenses and, therefore, has had limited revenues from sales of its services. The Company has incurred operating losses in each quarter since inception, and on December 31, 2000, the Company had an accumulated deficit of approximately $72,890,000. Since such date, losses have increased and are continuing through the date of this report. Due to the curtailment of the Company's business activities in anticipation of the completion of the proposed transaction with Nextel, the Company's limited revenues are expected to decline even further. Accordingly, it is anticipated that the Company will continue to incur significant losses for the foreseeable future.

Significant Capital Requirements; Need for Additional Capital; Explanatory Paragraph in Accountant's Report.

The Company's capital requirements have been significant, and, if the proposed transaction with Nextel is not completed, it is anticipated that the Company will need an immediate substantial capital infusion. In the past, the Company has been dependent primarily on the private placement of equity securities and debt financings to fund the Company's capital requirements. However, there can be no assurance that any equity or debt financing sources will be available to the Company when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain additional financing, it will be unable to resume full operations and may have to cease its operations entirely. Any additional equity financings may involve substantial dilution to the Company's then-existing shareholders. The Company's independent public accountants have included an explanatory paragraph in their reports on the Company's financial statements for the years ended December 31, 2000 and 1999, which express substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern.

Risk of Implementation of Analog Network; Risk of Developing Technology.

In the event that the proposed transaction with Nextel is not completed, the Company's success will be partially dependent on the commercial acceptance of its analog SMR services. Consumer acceptance of the Company's services will be affected by technology-based differences and also by the operational performance and reliability of system transmissions on the Company's analog SMR network. In addition, the development of new technology in the wireless communications market could significantly affect the Company's ability to implement its marketing strategy. In such an event, the Company may be required to spend additional capital to enhance its system to compete with such new technology. This would subject the Company to the risks normally associated with the acquisition of additional capital. See "--Significant Capital Requirements; Need for Additional Capital; Explanatory Paragraph in Accountants' Report." The use of analog wireless communications equipment for commercial and consumer applications represents a relatively new business activity characterized by emerging markets and an increasing number of market entrants who have introduced or are developing an array of new wireless communications products and services, some of which will compete against the Company's services and other services which may be developed by the Company. Achieving market acceptance for the Company's services will require substantial marketing efforts and expenditure of funds to create awareness and demand by potential customers. There can be no assurance that the Company's products will ever gain wide commercial acceptances. The inability to successfully complete development of a product or application or a determination by the Company, for financial, technical or other reasons, not to complete commercial construction of licenses held by the Company, particularly in instances in which the Company has made significant capital expenditures, could have a material adverse effect on the Company.

Dependence on Ability to Compete; System Build-Out.

Should the Company elect to resume full operations, the Company's success will depend in part on its analog mobile network's ability to compete with other wireless communications systems in each relevant market and the Company's ability to successfully market its wireless communications services. Prior to the curtailment of its operations, the Company was continuing to focus its marketing efforts on attracting customers from its previously identified targeted groups of potential subscribers, chiefly cost-conscious business users. Following implementation of its system in each market and optimization activities, the Company's SMR system would compete with established and future wireless communications operators, including Nextel Communications, Inc. and Nextel Partners, Inc, to attract customers to its service in each of the markets in which the Company operates such SMR services. The Company's ability to compete effectively with other wireless communications service providers, however, will depend on a number of factors, including the successful deployment of its identified market areas, the continued satisfactory performance of the Company's technology, and the development of cost-effective direct and indirect channels of distribution for its products and services. Although the Company had made significant progress in these areas prior to the scaling back of its business activities, no assurance can be given that such objectives will be achieved.

While the Company believes that the mobile dispatch service currently being provided on its analog SMR network is similar in function to and achieves performance levels competitive with those being offered by other current wireless communications service providers in the Company's market areas, there are (and will in certain cases continue to be) differences between the services provided by the Company and by cellular and/or PCS system operators and the performance of their respective systems. In addition, if either PCS or cellular operators provide two-way dispatch services in the future, the Company's advantage may be impaired. In addition, Nextel does provide two-way dispatch service and has bundled several services under its digital network that the Company's system does not provide. As a result of these differences, there can be no assurance that if the Company elected to resume full operations the services provided on the Company's networks would be competitive with those available from other providers of mobile telephone services.

If the Company did resume full operations, the Company expects to continue to emphasize the benefits to its customers of low cost and superior customer service. The Company's system is not compatible with PCS or other telecommunications systems and, therefore, the Company would not be able to offer roaming abilities in any market other than its current markets or markets in which it enters into agreements with other analog SMR systems, of which there can be no certainty. Accordingly, the Company would not be able to provide automatic roaming service comparable to that currently available from cellular operators, which have roaming agreements covering each other's markets throughout the United States. Moreover, the cellular systems in each of the Company's markets, as well as in the Company's target markets, have been operational for a number of years, currently service a significant subscriber base and typically have significantly greater financial and other resources than those available to the Company. Subscriber units on the Company's network will not be compatible with cellular or PCS systems, and vice versa. This lack of interoperability may impede the Company's ability to attract cellular subscribers or those new mobile telephone subscribers that desire the ability to access different service providers in the same market. Moreover, because many of the Company's competitors have substantially greater financial resources than the Company, such operators may be able to offer prospective customers equipment subsidies or discounts that are substantially greater than those, if any, that could be offered by the Company. Thus, the Company's ability to compete based on the price of subscriber units may be limited. The Company cannot predict the competitive effect that any of these factors, or any combination thereof, will have on the Company. Cellular operators and certain PCS operators and entities that have been awarded PCS licenses each control more spectrum than is allocated for SMR service in each of the relevant market areas. Each cellular operator is licensed to operate 25 MHz of spectrum and certain PCS licensees have been licensed for 30 MHz of spectrum in the markets in which they are licensed, while no more than 21.5 MHz is available in the 800 MHz band to all SMR systems, including the Company's systems, in those markets.

Technological Advances and Evolving Industry Standards.

The wireless communications industry, and in particular the SMR industry, is characterized by rapid technological developments, changes in customer requirements, evolving industry standards and frequent new product introductions. If the Company resumed full operations, the Company might be required to enhance its existing systems and to develop and introduce new products that take advantage of technological advances and respond promptly to new customer requirements and evolving industry standards. There can be no assurance that the Company would be able to keep pace with the rapid evolution of the wireless communications industry.

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

Potential Control by Significant Shareholders.

Based on securities ownership information relating to the Company, the Shareholders Agreement dated May 1, 1998 between the Company, Recovery Equity Investors II, L.P ("REI"), and Robert W. Moore (the `Shareholders Agreement") and giving effect to the exercise in full of REI's (i) eleven-year warrant to purchase up to 14,612,796 shares of Common Stock at an exercise price of $0.001 per share of Common Stock; (ii) a three-year warrant to purchase up to 4,000,000 shares of Common Stock at an exercise price of $1.25 per share of Common Stock; and (iii) a five and one-half year warrant to purchase up to 10,119,614 shares of Common Stock at an exercise price of $0.39 per share of Common Stock, REI would hold approximately 43.3% of the Common Stock outstanding. In connection with the consummation of the REI investment and the Shareholders Agreement, REI has the right to designate not less than 2 members of the Company's Board of Directors (the "Board"). As a result, based upon REI's potential stock ownership position, as well as its ability to designate at least 2 of the members of the Board, REI is in a position potentially to exert some measure of influence over the Company's affairs. Based upon the potential REI ownership position, REI could act together with other shareholders and such parties could have a sufficient voting interest in the Company, among other things, to (1) exert effective control over the approval of amendments to the Company's Articles of Incorporation (the "Chadmoore Charter"), mergers, sales of assets or other major corporate transactions as well as other matters submitted for shareholder vote,
(2) defeat a takeover attempt, and (3) otherwise control whether particular matters are submitted for a vote of the shareholders of Chadmoore. Other than the Shareholder's Agreement, the Company is not aware of any current or pending agreements among REI and any other shareholders with respect to the ownership or voting of Common Stock and the Company knows of no entity or person that has a present intention to seek to exercise such control.

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

FORWARD-LOOKING STATEMENTS. A number of the matters and subject areas discussed in the foregoing "Risk Factors" section and elsewhere in this Annual Report that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations regarding the relevant matter or subject area. The operation and results of the Company's wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere in the foregoing "Risk Factors" section, including, but not limited to, the risk that the proposed transaction with Nextel will not be completed or that it will not be completed on terms that are as favorable to the Company and its shareholders as the transaction that is currently proposed, regulatory delays or denials both in connection with the proposed transaction with Nextel and in connection with the Company's business generally, the lack of availability of sources of capital to fund the Company's operations and the repayment of the Company's significant outstanding debt in the event that the proposed transaction with Nextel is not completed, the lack of any presently established alternate purchaser of the Company's assets or other acquisition partner in the event that the transaction with Nextel is not completed, general economic conditions in the geographic areas and occupational market segments (such as, for example, construction, delivery, and real estate management services) that the Company is targeting for its SMR systems, the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet the Company's systems deployment and marketing plans and customer demand, the success of efforts to improve and satisfactorily address any issues relating to the system's performance, the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to the SMR system, access to sufficient debt or equity capital to meet the Company's operating and financing needs, the quality and price of similar or comparable wireless communications services offered or to be offered by the Company's competitors, including providers of cellular and PCS service, future legislative or regulatory actions relating to SMR services, other wireless communications services or telecommunications generally and other risks and uncertainties described from time to time in Chadmoore's reports filed with the Commission.


ITEM 2.  DESCRIPTION OF PROPERTIES

The Company's corporate office is located at 2875 East Patrick Lane, Suite G, Las Vegas, Nevada. The Company leases office and warehouse space at this address which consists of approximately 16,000 square feet at a monthly rental of approximately $18,500 under a five-year lease, which started in December 1997, with two five year renewal options and annual escalation provisions. Management believes that the corporate office space will be sufficient to accommodate the growth necessary to implement its plan of operation and has no expectation of needing more space before the end of the lease term. In addition, the Company leases a sales facility in Little Rock, Arkansas, which consists of 1,000 square feet under a three-year lease expiring in November 2001. The Little Rock location is currently available for sub-lease but is vacant at this time. The Company, through a subsidiary, leases a 7,500 square foot sales and service facility in Memphis, Tennessee. The property previously owned by the Company in Memphis was sold in February 2001.

The Company, through its subsidiaries, leases approximately 300 antenna sites throughout the United States for the transmission of its SMR services. These sites are located primarily on rooftops or are free standing facilities. The terms of these leases range from month to month to 6 years, with options to renew. The Company believes it is more economical to lease antenna sites rather than own the sites.


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

On the basis of a previous request for assistance to the FCC's Licensing Division by the Company, the FCC examined and marked a list provided by the Company. The FCC's markup indicated those stations held by the Company or subject to management and option agreements, which the FCC considered to be, at that time, Receivership Stations and/or stations considered "similarly situated" and thus eligible for relief. From this communication, the Company believes that approximately 800 of the licenses that it owns or manages are Receivership Stations or otherwise entitled to relief as "similarly situated" licensees. For its own licenses and under the direction of each licensee for managed stations, the Company proceeded with timely construction of those stations which the Company reasonably believes to be Receivership Stations or otherwise entitled to relief. The Company received relief on approximately 150 licenses under the Goodman/Chan proceedings and from the official communication from the FCC, the Company believes that approximately 650 licenses should be eligible for relief as "similarly situated". Initial review of the Commission's Goodman/Chan Order indicated a potentially favorable outcome for the Company as it pointed to a grant of relief for a significant number of the Company's owned and/or managed licenses which were subject to the outcome of the Goodman/Chan decision.
However, on October 9, 1998 a release from the offices of the Commercial Wireless Division of the FCC's Wireless Telecommunication Bureau announced that because of a technicality relating to the actual filing dates of the construction deadline waiver requests by certain of the subject licensees, some licenses which the FCC staff earlier had stated would be eligible for construction extension waivers due to the similarity of circumstances between those licensees and the Goodman/Chan licensees, would not actually be granted final construction waivers. The Commission has subsequently begun a process of deleting certain of the Company's licenses in this category from its official licensing database. Prior to the release of the October 9, 1998, Public Notice, the Company constructed and placed into operation certain licenses from this category based on information received from the FCC and the Receiver. The Company is in the process of determining which licenses have in fact been deleted; however, due to the continuing disparity between the FCC's lists and its subsequent treatment of such lists as well as continuing modification of the FCC's license database, the Company remains somewhat uncertain as to all licenses which will be permanently deleted under the FCC's current procedures.

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

The dismissal of the Petitions, while a problem for the other parties before the court, appears not to be a bar to the Company's efforts to seek relief in this instance, but simply requires that the Company await the FCC's final action in this matter. In reviewing the Court's opinion, the Company's Management believes that the court has left open the possibility of a rehearing on the merits upon FCC failure to act affirmatively on the Company's appeal. Thus, as Chadmoore was the only party before the court which had timely filed such a petition, Management believes the potential for a rehearing on the merits would be applicable only to Chadmoore. Approximately 650 of those licenses purchased by or under option and management agreements with the Company are among those which the FCC refused to afford relief pursuant to the Commercial Wireless Division's October 9, 1998, Public Notice.

On November 9, 1999 the FCC's Commercial Wireless Division Chief issued a decision denying Chadmoore's Petition for Reconsideration. Such a staff level opinion is not binding upon the Commission, and the Company exercised its legal right to seek an internal FCC review through application to the Commission. The Company also holds an ultimate right to seek redress in the United States Court of Appeals for the District of Columbia Circuit. Thus, on December 9, 1999 the Company filed, with the full commission, an Application for Review of the staff decision.

On March 26, 2001, the Federal Communications Commission released an Order denying Chadmoore's Application for Review; and, the Company has now exhausted the appeal process in this matter at the Commission. Accordingly, the only avenue of appeal now remaining to the Company is the filing of a petition at the United States Court of Appeals for the District of Columbia Circuit. The Company has a statutorily-provided thirty (30) day period from the FCC's decision release in which to consider its position and file a court appeal. Company management currently is consulting with outside litigation counsel to review the FCC decision in detail and to perform an analysis as to whether the Company should pursue a further appeal. Among other considerations, management and counsel must consider the factual and legal approach (or approaches) to be employed in any such appeal, the prospects of success and the costs involved. Management does not have an analysis sufficiently advanced at this time to predict what the Company's ultimate decision will be with respect to continued prosecution of this matter. Nevertheless, due to the Commission's dismissal and the harshness of its tone which indicates that the Commission is likely to vigorously oppose any further attempts by the Company to retrieve these licenses through appellate court litigation, management has chosen to write off the value of the licenses at this time. For a fuller discussion of management's action, see Item 7-Financial Statements.

Pursuant to the FCC's jurisdiction over telecommunications activities, the Company is involved in other pending matters before the FCC, which may ultimately affect the Company's operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION. The Company's Common Stock has been listed on the NASD Electronic Bulletin Board since July 1996. The Company's Common Stock currently trades under the symbol "MOOR". As of March 9, 2001, there were 346 holders of record of Common Stock, including brokerage accounts. The transfer agent for the Common Stock is Computershare Investor Services, Lakewood, Colorado 80228.

The following table sets forth, on a per share basis, the high and low prices for the Company's Common Stock.


             Fiscal Year 1999            High Bid        Low Bid
                                         --------        -------
             First Quarter               $   0.34        $   0.20
             Second Quarter              $   0.41        $   0.20
             Third Quarter               $   0.31        $   0.19
             Fourth Quarter              $   0.41        $   0.16

             Fiscal Year 2000            High Bid        Low Bid
                                         --------        -------
             First Quarter               $   5.00        $   0.20
             Second Quarter              $   1.84        $   0.55
             Third Quarter               $   1.25        $   0.48
             Fourth Quarter              $   0.59        $   0.27

The above prices may not reflect actual transactions and represent prices between broker-dealers and does not include retail markups or markdowns or any commissions to the broker-dealer.

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

ISSUANCE OF UNREGISTERED SECURITIES. On May 4, 1998, pursuant to an Investment Agreement ("Agreement"), dated May 1, 1998 between the Company and Recovery Equity Investors II L.P. ("Recovery"), Recovery purchased, for $7,500,000 from the Company 8,854,662 shares of Common Stock, 10,119,614 shares of redeemable Series C preferred stock ("Series C Preferred"), an eleven-year warrant to purchase up to 14,612,796 shares of Common Stock at an exercise price of $.001 per share, a three-year warrant to purchase up to 4,000,000 shares of Common Stock at an exercise price of $1.25 per share, and a five and one-half year warrant to purchase up to 10,119,614 shares of Common Stock at an exercise price of $0.3953 per share. The warrants contain certain provisions which restrict conversion and/or provide adjustments to the conversion price and number of shares. In conjunction with the Agreement, the Company commissioned an appraisal which determined a fair value for each security issued pursuant to the Agreement. Consistent with this determination, the Company has allocated the proceeds of $7,500,000 to the securities based on relative fair values as follows:

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

During 1999, the Company issued 1,871,096 shares of the Company's restricted Common Stock, which represented $916,837 toward the principal and interest of an outstanding convertible note.

During 1999, the Company issued 525,000 shares of the Company's Common Stock for the settlement of a license dispute.

During 1999, the Company issued 700,000 shares of the Company's Common Stock for the conversion of a subsidiary's stock.

During 1999, in connection with its debt facility, the Company issued to GATX Capital Corporation a warrant to purchase 1,822,500 shares of its Common Stock at a purchase price of $0.01 per share.

During 1999 the Company re-priced 358,793 of warrants to purchase the Company's Common Stock from exercise prices ranging from $0.50 to $2.50 to an exercise price of $0.01. These warrants are held by the Sullivan Family Trust, of which Mark F. Sullivan and his wife are the only trustees.

During 1999, the Company issued 90,000 shares of Common Stock for services rendered.

During 2000, the Company issued 2,317,679 shares of common stock in payment of debt in the amount of $711,000 and accrued interest in the amount of $425,000.

During 2000, the Company issued of 210,000 shares of stock for services rendered.

During 2000, in connection with the proposed Nextel transaction, the Company issued a warrant to purchase 250,000 shares of its Common Stock at a purchase price of $0.70 per share.

During 2000, the Company issued a warrant to purchase 250,000 shares of the Company's Common Stock at an exercise price of $0.21. This warrant is held by the Sullivan Family Trust, of which Mark F. Sullivan and his wife are the only trustees.

In all of the preceding securities issuances, the Company relied on Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended December 31, 2000 and December 31, 1999, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. These statements contain words such as "intends", "objectives", "planned", "future", "attainable", "opportunities", "growth" and "believes" and include statements regarding the Company's strategy, expansion efforts, efforts to obtain funding and equipment purchase commitments. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation, the risk that the proposed transaction with Nextel will not be completed or that it will not be completed on terms that are as favorable to the Company and its shareholders as the transaction that is currently proposed, regulatory delays or denials both in connection with the proposed transaction with Nextel and in connection with the Company's business generally, the lack of availability of sources of capital to fund the Company's operations and the repayment of the Company's significant outstanding debt in the event that the proposed transaction with Nextel is not completed, the lack of any presently established alternate purchaser of the Company's assets or other acquisition partner in the event that the transaction with Nextel is not completed, fluctuations in demand, loss of subscribers, the quality and price of similar or comparable wireless communications services, the existence of well-established competitors who have substantially greater financial resources and longer operating histories, adverse results in pending or threatened litigation, consequences of actions by the FCC, general economic conditions and the risks discussed under "Business--Risk Factors" in this report.

RESULTS OF OPERATIONS

Total revenues for the fiscal year ended December 31, 2000 increased $1.3 million, or 21.4%, from $6.1 million for 1999 to $7.4 million in 2000, reflecting an increase of $1.7 million or 34.2% in service revenue and a decrease of $429,000 or 42.3% in equipment sales and maintenance revenue.

Service revenue increased to $6.8 million for the twelve months ended December 31, 2000 compared to $5.1 million for the same period in 1999, an increase of $1.7 million, or 34.2%. The increase in service revenue is directly related to additional subscriber units added through the first eight months of 2000. Ten additional sites were placed in service during the first quarter of 2000 as subscriber units peaked at approximately 47,500 in July 2000, an increase of approximately 10,000 units, or 26.7%, over December 31, 1999 totals. Subsequent to entering into its agreement with Nextel, the Company eliminated its direct sales force and began efforts to reduce operating expenses. As a result of this change in its business plan and the deconstruction of channels in seven markets beginning in October 2000, subscriber units have decreased to approximately 41,700 at December 31, 2000. Average pricing per subscriber unit remained comparable during both periods.

The decrease in equipment sales and maintenance revenue of $429,000, or 42.3%, from $1.0 million in 1999 to $586,000 in 2000, was attributable to the change in business plan that closed the Little Rock, Arkansas, office and reduced sales in other markets where future analog service is only guaranteed for six months after the closing of the proposed transaction with Nextel.

Cost of service revenue increased to $2.0 million for the year ended December 31, 2000 compared to $1.4 million for the year ended December 31, 1999, an increase of $567,000 or 40.9%. This increase was primarily due to SMR system site expenses associated with 10 additional markets being commercialized in 2000 as well as markets that were commercialized for a portion of 1999 and all of 2000. There are also marginal costs associated with increased capacity being used in the Company's existing markets. Gross margin on service revenue remained constant at 71.2% for 2000 and 72.6% for 1999.

Cost of equipment sales and maintenance decreased to $287,000 in 2000 compared to $582,000 in 1999, a decrease of $295,000 or 50.7%. The decrease is a result of lower sales volume from year to year due to the change in the business plan as a result of the proposed Nextel transaction. Gross margin on equipment sales and maintenance revenue increased from 42.7% in 1999 to 51.0% in 2000. The gross margin increase is due to the increase in equipment sales and maintenance activity from the related periods.

General and administrative expenses increased to $12.7 million in 2000 compared to $10.2 million in 1999, an increase of $2.5 million or 24.4%. Salaries, wages, and benefits expense (a component of general and administrative expenses) increased to

$4.1 million in 2000 compared to $3.7 million in 1999, an increase of $382,000 or 10.3%. This increase is primarily due to executive personnel additions in mid-1999 and January 2000 and partially offset by layoffs in August 2000. The company had as many as 80 employees in early 2000, but had reduced its workforce to 34 as of December 31, 2000. However, the employees who were terminated in connection with the Company's workforce reduction received a one- two- or three-month severance package depending on tenure, therefore having a minimal impact on reducing the cost throughout the year. Relative to total revenues, salaries, wages, and benefits expense was 55.6% for 2000 and 61.1% for 1999. Remaining general and administrative expense increased $2.1 million in 2000 to $8.6 million compared to $6.5 million in 1999. Accounting, legal and professional fees were also higher during 2000 due primarily to the pending Nextel transaction.

Licenses have been reduced by approximately $5.2 million as a result of the Goodman/Chan decision. See Item 3.

Inventory was reduced by approximately $320,000 to lower the value to an estimated liquidation basis.

Depreciation and amortization expense increased to $2.3 million in 2000 compared to $2.0 million in 1999, an increase of $273,000 or 13.4% reflecting larger amounts of licenses and infrastructure placed in service.

Due to the foregoing, total operating expenses were $22.7 million in 2000 compared to $14.2 million in 1999, an increase of $8.5 million or 60.0%. The Company's loss from operations was $15.3 million in 2000 compared to $8.1 million in 1999, an increase of $7.2 million or 89.0%.

Interest expense, net of interest income, increased to $5.0 million in 2000 compared to $3.6 million in 1999, an increase of $1.4 million or 37.8% due to higher average debt balances associated with the GATX facility and new borrowing under the Barclays agreement. (See "Liquidity and Capital Resources.")

Based on the foregoing, the Company's net loss before extraordinary item increased to $20.4 million in 2000 compared to $11.6 million in 1999, an increase of $8.8 million or 76.4%

During 1999, the Company had an extraordinary loss of $194,967. There was no comparable charge in 2000. This charge was due to the write-off of debt issuance costs and prepayment penalties associated with the prepayment and termination of certain credit facilities, which were replaced with the GATX Facility (as defined below).

In 2000, the Company's net loss after extraordinary item was $20.4 million compared to the net loss in 1999 of $11.8 million, an increase of $8.6 million or 73.4%. The Company has provided a valuation allowance to reserve against the applicable deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

The Company had net losses attributable to common shareholders of $21.1 million and $12.3 million for the years ended December 31, 2000 and 1999, respectively. Operating expenses and capital expenditures associated with the development and enhancement of its SMR network have more than offset operating revenues. In the event that the proposed transaction with Nextel is not completed and the Company returns to its previous business plan or a plan similar in scope, operating expenses, debt service obligations and anticipated capital expenditures are expected to exceed operating revenues for the next several years. The Company's auditors have included an explanatory paragraph in their opinion which expresses substantial doubt about the Company's ability to continue as a going concern for the years ended December 31, 2000 and 1999. The Company has consistently used external sources of funds, primarily from equity issuances and debt financings, to fund operations, capital expenditures and other non-operating needs. Should the proposed transaction with Nextel not be completed, the Company will continue to seek external sources of funds as existing cash and earnings before interest, taxes and depreciation and amortization are not sufficient to cover current and anticipated future needs.

Net working capital was a deficit of $16.0 million at December 31, 2000 compared to a deficit of $7.3 million at December 31, 1999. The increased deficit is primarily due to the decrease in cash and the increase in the current portion of debt and accrued liabilities associated with the proposed Nextel transaction.

Net cash used in operating activities decreased to $7.9 million for the year ended December 31, 2000 as compared to $10.6 million for the same period in 1999. The decrease in net cash used in operating activities consisted primarily of a $8.6 million increase in the Company's net loss for 2000 as compared to 1999 offset by the non-cash loss of $6.8 million associated with licensing issues.

Net cash used in investing activities, decreased to $743,000 in 2000 compared to $3.4 million in 1999. Capital expenditures to fund the Company's expansion of its SMR network declined to $516,000 in 2000 compared to $3.2 million in 1999.

Net cash provided by financing activities was $3.2 million for the year ended December 31, 2000, as compared to $19.0 million for the prior year. The decrease is primarily attributable to borrowing of $11.4 million in 2000 compared with $26.6 million in 1999. Debt issue costs decreased to $324,000 in 2000 compared to $1.9 million in 1999. Debt payments were $8.1 million in 2000 compared to $5.6 million in 1999. The company received $494,000 in proceeds from the exercise of stock options in 2000.

Subject to the terms of its $27 million Senior Secured Loan Agreement ("GATX Facility"), the Company drew the last $400,000 in May 2000. Drawdowns under the GATX Facility were made at an interest rate fixed at the time of each funding, ranging from 10.84% to 12.34%, with a five-year amortization following an interest-only period, a warrant to purchase up to 1,822,500 shares of the Company's common stock at an exercise price of $0.01 per share was also issued to GATX. The loan is secured by substantially all the assets of the Company. In addition to the quarterly interest payments, required quarterly principal payments of approximately $1.35 million were to begin on June 30, 2000. The Company, however, negotiated a deferral of the first payment until August 25, 2000. The Company is current on is obligations under this facility as of December 31, 2000.

In October 1996, the Company signed a purchase agreement with Motorola to purchase approximately $10 million of Motorola radio communications equipment, including Motorola Smartnet II trunked radio systems. Such purchase agreement required that the equipment be purchased within 30 months of its effective date. On March 10, 1998, the Company received an extension from 30 months to 42 months from the effective dates thereof. As of March 6, 2000 the Company has purchased approximately $6.5 million toward this purchase commitment. On May 4, 2000 the Company negotiated an extension to the agreement until July 2001. If the Company does not purchase the additional $4.0 million of radio communications equipment before July 26, 2001, the Company will be obligated to reimburse Motorola for previous discounts of approximately $331,000. Upon completion of the Nextel transaction, it is anticipated that the Company will repay the discount as part of its liquidation process, otherwise the Company will seek an additional extension while it evaluates its options.

In August 2000, the Company signed a definitive agreement and plan of reorganization with Nextel Communications, Inc. under which Nextel will acquire substantially all of the Company's assets in a tax-free reorganization for approximately $160 million of Nextel's Class A common shares, subject to certain closing adjustments and limitations. The agreement and plan of reorganization is subject to the approval of the Company's shareholders and the satisfaction of customary closing conditions contained in the acquisition agreement, including receipt of all necessary regulatory approvals. The transaction is expected to close in the second half of 2001. Subsequent to the closing of this transaction, the Company is expected to be dissolved as required to maintain the contemplated tax-free status of the transaction and all of its remaining assets are expected to be liquidated.

The reorganization agreement provides for the Company to receive up to $160 million worth of Nextel's Class A common stock, subject to certain closing adjustments and limitations. These closing adjustments and limitations include, among other things, adjustments for interim funding provided to the Company pending the closing and adjustments depending on which of the Company's assets are actually delivered at the closing. The actual number of Nextel shares to be received by the Company is determined in accordance with a formula that was negotiated between the Company and Nextel in August 2000. That formula generally provides for the number of shares to be determined by dividing the adjusted $160 million purchase price by the average daily closing price of Nextel's shares as quoted by The Nasdaq National Market for the 20 trading days immediately preceding the closing date of the transaction. The reorganization agreement further provides for additional adjustments to the adjusted purchase price in the event that the calculated average daily closing price is more than 20 percent higher or more than 20 percent lower than $57.1656, the closing price of Nextel's shares on the date that the reorganization agreement was signed. In addition, if the calculated average daily closing price is more than 35% lower than $57.1656, then the number of Nextel shares to be received by the Company is calculated as if the average daily closing price was 35% lower than $57.1656, although in that event the Company may elect to terminate the reorganization agreement unless Nextel subsequently elects to deliver additional Nextel shares at the closing calculated based on the actual average daily closing price. Nextel has no obligation to increase the number of Nextel shares.

On March 29, 2001, the closing price of Nextel's shares was $13.88. If Nextel's shares continue to trade at that level until the closing of the transaction, the value to be received by the Company in the transaction will be $112 million less than the anticipated value based on Nextel share price at the time that the reorganization agreement was signed. In addition, the transaction may not be tax-free to the Company if the transaction closes with Nextel shares trading at their current level. Although the Company's board of directors and its officers, directors and principal shareholders have signed agreements with Nextel to support the Nextel transaction, management of the Company is concerned that there may be a significant chance that the decline in the anticipated value of the transaction would make the necessary approval of the Company's shareholders difficult to obtain. However, given that the Company does not expect the closing to occur until early in the second half of 2001, there is a possibility that Nextel's trading price could recover during the interim period. Accordingly, to date the Company has not undertaken any discussions with Nextel regarding the impact of the decline in the Nextel trading price on the likelihood of completion of the transaction, although the Company may elect to undertake such discussions in the future.

Due in part to the anticipation of closing the transaction with Nextel, the Company made significant changes in its business plan during the second half of 2000 by scaling back its marketing and development activities and eliminating its direct sales force in an effort to reduce operating expenses. The Company also began to explore opportunities to dispose of the Company's assets that are not proposed to be acquired by Nextel which will consist primarily of Accounts Receivable, inventory, office furniture and equipment and analog equipment. In the event that the proposed transaction with Nextel is not completed, the Company will have to either attempt to obtain additional capital in order to pay off its debts and resume business operations or locate another purchaser of its assets or acquisition partner.

In connection with the Nextel reorganization agreement, the Company arranged to borrow up to an aggregate of $32.5 million from Barclays Bank PLC in order to pay amounts due under the Company's existing credit facility and finance the Company's interim operations. In the event that the Nextel reorganization agreement is terminated, Barclays' obligation to continue advancing funds to the Company will cease as of the date of such termination, and the principal balance of the interim financing will have to be repaid by the Company on or before June 30, 2002. Accordingly, in the event of the termination of the Nextel agreement, the Company anticipates that the proceeds from the interim funding will not be sufficient to satisfy the Company's contemplated cash requirements for more than 60 days beyond the date of such termination subject to successful negotiation for temporary arrangements with company lenders. There can be no assurance that the Company will be able to locate such funding or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. In addition, given the unique nature of the Company's assets, there can be no assurance that another purchaser of its assets or acquisition partner could be located or that an agreement with any such purchaser or partner could be negotiated on terms that would be acceptable to the Company and its shareholders. If the Company is unable to obtain additional financing or enter into an alternative transaction with another purchaser or acquisition partner, it will likely be required to cease its operations. Given these anticipated difficulties and uncertainties, the Company believes that pursuing a transaction with Nextel, including possibly re-negotiating some of the terms of the proposed transaction in light of the recent decline in the Nextel trading price, is the Company's most likely course of action.

As a result of the planned transaction with Nextel, the Company made significant changes in its business plan, whereby business activities of the Company are being scaled back and the direct sales force has been eliminated in an effort to reduce operating expenses. During the pendency of this transaction, Barclays will be providing the Company with interim funding. The agreement allows the Company to borrow up to an aggregate of $32.5 million, of which $5.2 million was provided upon signing of the agreement. Subsequently, the Company may request no more than the sum of $1.3 million per month, plus any fees or interest due under the terms of the agreement. Advances under the Barclays agreement are made at an interest rate fixed at the time of the funding based on either an adjusted base rate equal to the greater of (a) the prime rate in effect on such day or (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%, plus 3.5%, or an adjusted LIBO Rate equal to the rate appearing in the Telerate Service or any successor, two business days prior to funding at the rate for U.S. dollar deposits with a maturity comparable to the interest rate period plus 4.5%. Interest on each advance is payable in arrears on the Interest Payment Date for each such advance. Principal and any unpaid interest are due upon completion of the Nextel transaction or no later than June 30, 2002. In the event that the Nextel transaction is not completed, Barclays' obligation to continue advancing funds to the Company will terminate. Accordingly, in the event of the termination of the Nextel agreement, the Company anticipates that the proceeds from the Barclay's funding will not be sufficient to satisfy the Company's contemplated cash requirements for more than 60 days beyond the date of such termination.


ITEM 6A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2000, all the Company's long term debt bears fixed interest rates, however, the fair market value of this debt is sensitive to changes in prevailing interest rates. The Company runs the risk that market rates will increase and the required payments will exceed those based on the current market rate. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

ITEM 7.  FINANCIAL STATEMENTS








                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders of
     Chadmoore Wireless Group, Inc.:

We have audited the accompanying consolidated balance sheets of Chadmoore Wireless Group, Inc. (a Colorado corporation) and Subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, redeemable preferred stock and shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chadmoore Wireless Group, Inc. and Subsidiaries, as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.







ARTHUR ANDERSEN LLP

Las Vegas, Nevada
March 29, 2001

                         CHADMOORE WIRELESS GROUP, INC.
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999
                    (amounts in thousands, except share data)
                                                                                            December 31,
                                                                                       2000             1999
                                                                                   ------------    ------------
                        ASSETS
Current assets:
     Cash and cash equivalents                                                     $        108    $      5,603
     Accounts receivable, less allowance for doubtful accounts of
         $101 and $37 at December 31, 2000 and 1999, respectively                         1,097           1,090
     Other receivables, less allowance for doubtful accounts of $199 and $134
         at December 31, 2000 and 1999, respectively                                        188             266
     Inventory                                                                              496             532
     Other current assets                                                                    45              18
                                                                                   ------------    ------------
         Total current assets                                                             1,934           7,509

     Property and equipment, net                                                         12,938          14,188
     Intangible assets, net                                                              33,963          38,816
     Other assets, net                                                                    2,909           1,707
                                                                                   ------------    ------------
         Total assets                                                              $     51,744    $     62,220
                                                                                   ============    ============
LIABILITIES, REDEEMABLE PREFERRED STOCK
     AND SHAREHOLDERS' EQUITY

Liabilities:
     Current maturities of long-term debt                                          $     12,445    $     11,134
     Accounts payable                                                                     1,599           1,433
     Accrued liabilities                                                                  2,953           1,311
     Unearned revenue                                                                       876             813
     Other current liabilities                                                               33              70
                                                                                   ------------    ------------
         Total current liabilities                                                       17,906          14,761

     Long-term debt                                                                      33,771          29,288
                                                                                   ------------    ------------
         Total liabilities                                                               51,677          44,049

Minority interests                                                                        1,171             717

Commitments and contingencies Redeemable preferred stock:
     Series C, 4% cumulative, 10,119,614 shares issued and outstanding                    2,201           1,507

Shareholders' equity:
     Preferred stock, $.001 par value, authorized 40,000,000 shares:
         Series B 219,000 authorized, 0 shares outstanding at
         December 31, 2000 and 1999, respectively                                            -               -
     Common stock, $.001 par value, authorized 100,000,000 shares,
         45,700,172 and 40,683,118 shares issued and outstanding
         at December 31, 2000 and 1999, respectively                                         46              41
     Additional paid-in capital                                                          69,539          68,086
     Stock subscribed                                                                        -              305
     Deficit                                                                            (72,890)        (52,485)
                                                                                   ------------    ------------
         Total shareholders' equity/(deficit)                                            (3,305)         15,947
                                                                                   ------------    ------------
         Total liabilities, redeemable preferred stock and shareholders' equity    $     51,744    $     62,220
                                                                                   ============    ============


        See accompanying notes to the consolidated financial statements.

                         CHADMOORE WIRELESS GROUP, INC.
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2000 and 1999
                  (amounts in thousands, except per share data)


                                                                                           December 31,
                                                                                     2000                1999
                                                                                   ------------    ------------
Revenues:
     Service revenue                                                               $      6,789    $      5,059
     Equipment sales and maintenance                                                        586           1,015
                                                                                   ------------    ------------
         Total revenues                                                                   7,375           6,074

Operating expenses:
     Cost of service revenue                                                              1,954           1,387
     Cost of equipment sales and maintenance                                                287             582
     General and administrative                                                          12,650          10,165
     Depreciation and amortization                                                        2,306           2,033
     Write down of licenses                                                               5,152              -
     Write down of inventory                                                                320              -
                                                                                   ------------    ------------
         Total operating expenses                                                        22,669          14,167
                                                                                   ------------    ------------
Loss from operations                                                                    (15,294)         (8,093)

Other income (expense):
     Minority interest                                                                     (275)           (251)
     Interest expense, net                                                               (4,959)         (3,598)
     Gain on sale of intangible assets                                                      124             374
                                                                                         (5,110)         (3,475)
                                                                                   ------------    ------------
Net loss before extraordinary item                                                      (20,404)        (11,568)
Extraordinary item from early extinguishment of debt                                         -             (195)
                                                                                   ------------    ------------
Net loss                                                                                (20,404)        (11,763)

Series B preferred stock dividend                                                            -              (18)
Redeemable preferred stock dividend and accretion                                          (694)           (532)
                                                                                   ------------    ------------
Loss applicable to common shareholders                                             $    (21,098)   $    (12,313)
                                                                                   ============    ============
Basic and diluted loss per share of Common Stock:

Loss applicable to common shareholders before extraordinary item                   $      (0.41)   $     (0.28)
Extraordinary item from early extinguishment of debt                                        -                -
Loss applicable to common shareholders                                             $      (0.41)   $     (0.28)
                                                                                   ============    ============
Basic and diluted weighted average shares outstanding                                51,990,155      43,273,948
                                                                                   ============    ============


        See accompanying notes to the consolidated financial statements.

                         CHADMOORE WIRELESS GROUP, INC.
            Consolidated Statements of Redeemable Preferred Stock and
                         Shareholders' Equity/(Deficit)
                 For the years ended December 31, 1999 and 2000
                              (Page 1 of 2 pages)

                                       Redeemable Preferred     Preferred Stock
                                              Stock               Series B
                                     ----------------------  ------------------
                                     Outstanding                  Outstanding
                                        Shares      Amount      Shares   Amount
                                     ----------- ----------- ----------- ------
Balance at December 31, 1998          10,119,614 $   974,995     21,218  $  21
                                     =========== =========== =========== ======
Issuance of Common Stock:
  Stock subscribed                           -           -          -        -
  Series B preferred stock conversion        -           -     (21,218)  $ (21)
  Series B preferred stock dividend          -           -          -        -
  Settlement of license dispute              -           -          -        -
  Settlement of debt                         -           -          -        -
  Services                                   -           -          -        -
  Value of warrants issued                   -           -          -        -
  Conversion of subsidiary stock             -           -          -        -
Preferred stock dividends and                -   $   532,321        -        -
  accretion
Net loss                                     -           -          -        -
                                     ----------- ----------- ----------- ------
Balance at December 31, 1999          10,119,614 $ 1,507,316        -    $   -
                                     =========== =========== =========== ======
Issuance of Common Stock:
  Stock subscribed                           -           -          -        -
  Settlement of debt                         -           -          -        -
  Services                                   -           -          -        -
  Stock option exercises                     -           -          -        -
Preferred stock dividends and                -   $   693,723        -        -
  accretion
Net loss                                     -           -          -        -
                                     ----------- ----------- ----------- ------
Balance at December 31, 2000          10,119,614 $ 2,201,039        -    $   -
                                     =========== =========== =========== ======


        See accompanying notes to the consolidated financial statements.



                                       25a

                         CHADMOORE WIRELESS GROUP, INC.
                         CHADMOORE WIRELESS GROUP, INC.
            Consolidated Statements of Redeemable Preferred Stock and
                         Shareholders' Equity/(Deficit)
                 For the years ended December 31, 1999 and 2000
                              (Page 2 of 2 pages)


                                         Common Stock
                                      ------------------  Additional                                     Total
                                          Outstanding      Paid-In         Stock                      Shareholders'
                                        Shares    Amount   Capital      Subscribed     Deficit      Equity/(Deficit)
                                      ---------- ------- ------------ -------------- --------------  -------------
Balance at December 31, 1998          36,504,324 $36,504 $ 66,856,832 $          -   $ (40,721,597)  $  26,171,760
                                      ========== ======= ============ ============== ==============  =============
Issuance of Common Stock:
  Stock subscribed                            -       -            -        304,650            -     $     304,650
  Series B preferred stock conversion    915,932 $   916 $       (895)           -             -               -
  Series B preferred stock dividend       76,672      77          (77)           -             -               -
  Settlement of license dispute          525,000     525      138,915            -             -           139,440
  Settlement of debt                   1,871,096   1,871      914,966            -             -           916,837
  Services                                90,094      90       21,028            -             -            21,118
  Value of warrants issued                    -       -       688,863            -             -           688,863
  Conversion of subsidiary stock         700,000     700         (700)           -             -               -
Preferred stock dividends and                 -       -      (532,321)           -             -          (532,321)
  accretion
Net loss                                      -       -            -             -   $ (11,763,455)    (11,763,455)
                                      ---------- ------- ------------ -------------- --------------  -------------
Balance at December 31, 1999          40,683,118 $40,683 $ 68,086,611  $   304,650   $ (52,485,052)  $  15,946,892
                                      ========== ======= ============ ============== ==============  =============
Issuance of Common Stock:
  Stock subscribed                     1,500,000 $ 1,500 $    303,150     (304,650)            -     $          -
  Settlement of debt                   2,387,679   2,388    1,169,082           -              -         1,171,470
  Services                               140,000     140      181,021           -              -           181,161
  Stock option exercises                 989,375     989      492,545           -              -           493,534
Preferred stock dividends and                 -       -      (693,723)          -              -          (693,723)
  accretion
Net loss                                      -       -            -            -    $ (20,404,375)    (20,404,375)
                                      ---------- ------- ------------ -------------- --------------  -------------
Balance at December 31, 2000          45,700,172 $45,700 $ 69,538,686  $        -    $ (72,889,427)  $  (3,305,041)
                                      ========== ======= ============ ============== ==============  =============


        See accompanying notes to the consolidated financial statements.



                                       25b

                         CHADMOORE WIRELESS GROUP, INC.
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2000 and 1999
                             (amounts in thousands)

                                                                                  2000        1999
                                                                                --------    --------
Cash flows from operating activities:

Net loss                                                                        $(20,404)   $(11,763)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Minority interests                                                              275         251
     Depreciation and amortization                                                 2,306       2,033
     Extraordinary loss from extinguishment of debt                                   -          195
     Settlement of license dispute                                                    -          139
     Write-off of license options                                                  6,807          25
     Gain on sale of assets                                                           -         (374)
     Amortization of debt discount and debt issuance costs                         1,729       1,948
     Expense associated with:
         Options issued for services                                                 217          80
     Change in operating assets and liabilities:
         Increase (decrease) in accounts and other receivables                        71        (502)
         Increase (decrease) in inventory                                             35        (362)
         Decrease in other current assets                                             44          60
         Increase in unearned revenue                                                 63         307
         Increase (decrease) in accounts payable and accrued liabilities             933      (2,609)
         Increase in other current liabilities                                        -            4
                                                                                --------    --------
              Net cash (used in) by operating activities                          (7,924)    (10,568)

Cash flows from investing activities:
     Payments for acquisition and purchase of license options                       (208)       (268)
     Purchases of property and equipment                                            (516)     (3,161)
     Proceeds from sale of assets                                                      1          -
     Sale of intangible assets                                                       (17)         -
     Decrease in other assets                                                         (3)         -
                                                                                --------    --------
     Net cash used in investing activities                                          (743)     (3,429)

 Cash flows from financing activities:
     Stock options exercised                                                         494          -
     Increase in debt issuance costs                                                (324)     (1,885)
     Payments of minority interests                                                 (218)        (74)
     Payments of long-term debt                                                   (8,141)     (5,616)
     Proceeds from issuance of long-term debt                                     11,361      26,596
                                                                                --------    --------
         Net cash provided by financing activities                                 3,172      19,021
                                                                                --------    --------

Net increase (decrease) in cash and cash equivalents                              (5,495)      5,024
Cash and cash equivalents at beginning of period                                   5,603         579
                                                                                --------    --------
Cash and cash equivalents at end of period                                      $    108    $  5,603
                                                                                ========    ========

        See accompanying notes to the consolidated financial statements

                         CHADMOORE WIRELESS GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


A.       DESCRIPTION OF BUSINESS

Chadmoore Wireless Group, Inc., together with its subsidiaries (collectively "Chadmoore" or the "Company"), is one of the largest holders of frequencies in the United States in the 800 megahertz ("MHz") band for commercial specialized mobile radio ("SMR") service. The Company's operating territory covers approximately 55 million people in 180 markets, primarily in secondary and tertiary cities throughout the United States ("Operating Territory"). During 2000, the Company completed an Asset Acquisition Agreement ("American Agreement") with American Wireless Network, Inc. ("American") where the Company acquired 16 ten-channel 900 MHz wide-area licenses in seven Metropolitan Trading Areas ("MTA's"). Also known as dispatch, one-to-many, or push-to-talk, Chadmoore's commercial SMR service provides reliable, real-time voice communications for companies with mobile workforces that have a need to frequently communicate with their entire fleet or subgroups of their fleet.

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

D.       CASH AND CASH EQUIVALENTS

The Company classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase.

E.       INVENTORY

Inventory, which consist of merchandise and parts, are accounted for by the lower of cost (using the first-in, first-out method) or net realizable value.

F.       INTANGIBLE ASSETS

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

G.       PROPERTY AND EQUIPMENT

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

I.       LOSS PER SHARE

The Company has applied the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per share includes the effect of dilutive common stock equivalents. Earnings per share for the year ended December 31, 1999 have been restated to exclude warrants with nominal exercise prices which were not exercisable.

J.       CONCENTRATION OF RISK

The Company believes that the geographic and industry diversity of its customer base minimizes the risk of incurring material losses due to concentrations of credit risk.

K.       CUSTOMER ACQUISITION COSTS

Customer acquisition costs are expensed in the period they are incurred.

L.       ADVERTISING EXPENSE

The Company expenses advertising costs in the period incurred. The Company expensed approximately $149,000 and $375,000 of advertising costs for the years ended December 31, 2000 and 1999, respectively.

M.       DEBT ISSUANCE COSTS

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method, or a method that approximates the effective interest method, over the term of the debt agreements. Debt issuance costs included in other assets were $3,560,000 and $1,690,000 at December 31, 2000 and 1999,
respectively. Amortization of debt issuance costs amounted to $475,000 and $203,000 in 2000 and 1999, respectively.

N.       IMPAIRMENT OF LONG-LIVED ASSETS

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

NOTE 2 - MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 2000 and 1999, the Company has suffered recurring losses from operations, and has a net working capital deficiency of $15,972,000 and $7,252,000, respectively, that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In August 2000, the Company signed a definitive agreement and plan of reorganization with Nextel Communications, Inc. ("Nextel") under which Nextel will acquire substantially all of the Company's assets in a tax-free reorganization for approximately $160 million of Nextel's Class A common shares, subject to certain closing adjustments and limitations. The agreement and plan of reorganization is subject to the approval of the Company's shareholders and the satisfaction of customary closing conditions contained in the acquisition agreement, including receipt of all necessary regulatory approvals. The transaction is expected to close in the second half of 2001. Subsequent to the closing of this transaction, the Company will be dissolved and all of its remaining assets, which will consist primarily of Accounts Receivable, inventory, office furniture and equipment, and analog equipment will be liquidated.

The reorganization agreement provides for the Company to receive up to $160 million worth of Nextel's Class A common stock, subject to certain closing adjustments and limitations. These closing adjustments and limitations include, among other things, adjustments for interim funding provided to the Company pending the closing and adjustments depending on which of the Company's assets are actually delivered at the closing. The actual number of Nextel shares to be received by the Company is determined in accordance with a formula that was negotiated between the Company and Nextel in August 2000. That formula generally provides for the number of shares to be determined by dividing the adjusted $160 million purchase price by the average daily closing price of Nextel's shares as quoted by The Nasdaq National Market for the 20 trading days immediately preceding the closing date of the transaction. The reorganization agreement further provides for additional adjustments to the adjusted purchase price in the event that the calculated average daily closing price is more than 20 percent higher or more than 20 percent lower than $57.1656, the closing price of Nextel's shares on the date that the reorganization agreement was signed. In addition, if the calculated average daily closing price is more than 35% lower than $57.1656, then the number of Nextel shares to be received by the Company is calculated as if the average daily closing price was 35% lower than $57.1656, although in that event the Company may elect to terminate the reorganization agreement unless Nextel subsequently elects to deliver additional Nextel shares at the closing calculated based on the actual average daily closing price. Nextel has no obligation to increase the number of Nextel shares.

On March 29, 2001, the closing price of Nextel's shares was $13.88. If Nextel's shares continue to trade at that level until the closing of the transaction, the value to be received by the Company in the transaction will be $112 million less than the anticipated value based on Nextel share price at the time that the reorganization agreement was signed. In addition, the transaction may not be tax-free to the Company if the transaction closes with Nextel shares trading at their current level. Although the Company's board of directors and its officers, directors and principal shareholders have signed agreements with Nextel to support the Nextel transaction, management of the Company is concerned that there may be a significant chance that the decline in the anticipated value of the transaction would make the necessary approval of the Company's shareholders difficult to obtain. However, given that the Company does not expect the closing to occur until early in the second half of 2001, there is a possibility that Nextel's trading price could recover during the interim period. Accordingly, to date the Company has not undertaken any discussions with Nextel regarding the impact of the decline in the Nextel trading price on the likelihood of completion of the transaction, although the Company may elect to undertake such discussions in the future.

Due in part to the anticipation of closing the transaction with Nextel, the Company made significant changes in its business plan during the second half of 2000 by scaling back its marketing and development activities and eliminating its direct sales force in an effort to reduce operating expenses. The Company also began to explore opportunities to dispose of the Company's assets that are not proposed to be acquired by Nextel which will consist primarily of Accounts Receivable, inventory, office furniture and equipment and analog equipment. In the event that the proposed transaction with Nextel is not completed, the Company will have to either attempt to obtain additional capital in order to pay off its debts and resume business operations or locate another purchaser of its assets or acquisition partner.

sales force in an effort to reduce operating expenses. The Company also began to explore opportunities to dispose of the Company's assets that are not proposed to be acquired by Nextel which will consist primarily of Accounts Receivable, inventory, office furniture and equipment and analog equipment. In the event that the proposed transaction with Nextel is not completed, the Company will have to either attempt to obtain additional capital in order to pay off its debts and resume business operations or locate another purchaser of its assets or acquisition partner.

In connection with the Nextel reorganization agreement, the Company arranged to borrow up to an aggregate of $32.5 million from Barclays Bank PLC in order to pay amounts due under the Company's existing credit facility and finance the Company's interim operations. In the event that the Nextel reorganization agreement is terminated, Barclays' obligation to continue advancing funds to the Company will cease as of the date of such termination, and the principal balance of the interim financing will have to be repaid by the Company on or before June 30, 2002. Accordingly, in the event of the termination of the Nextel agreement, the Company anticipates that the proceeds from the interim funding will not be sufficient to satisfy the Company's contemplated cash requirements for more than 60 days beyond the date of such termination subject to successful negotiation for temporary arrangements with company lenders. There can be no assurance that the Company will be able to locate such funding or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. In addition, given the unique nature of the Company's assets, there can be no assurance that another purchaser of its assets or acquisition partner could be located or that an agreement with any such purchaser or partner could be negotiated on terms that would be acceptable to the Company and its shareholders. If the Company is unable to obtain additional financing or enter into an alternative transaction with another purchaser or acquisition partner, it will likely be required to cease its operations. Given these anticipated difficulties and uncertainties, the Company believes that pursuing a transaction with Nextel, including possibly re-negotiating some of the terms of the proposed transaction in light of the recent decline in the Nextel trading price, is the Company's most likely course of action.

The failure to consummate the aforementioned definitive agreement would have a material adverse effect on the Company and its operations. The Company would have to immediately seek another buyer or revert to its original analog business plan or a similar one based on a digital platform using Motorola's iDEN system for small markets. Under either scenario, the company would have to seek additional venture capital and focus on those markets, approximately 95, where full-scale service has been implemented. In addition, the Company's contingency plan could include the sale of selected channels (with permission of the creditors, GATX and Barclays) and ceasing further system expansion in such markets. However, there can be no assurances that this or any of the Company's contingency plans would adequately address the aforementioned risks, or that the Company would ultimately attain profitability. Accordingly, the company may not be able to find another buyer or raise additional venture capital and would be subject to the risks of a liquidation of its assets or bankruptcy.


NOTE 3 - ASSET ACQUISITION

On June 1, 1999 the Company entered into the American Agreement with American whereby the Company would acquire 16 ten-channel 900 MHz wide-area licenses in seven MTA's. In consideration the Company would assume approximately $1.4 million of American's outstanding debt with the FCC as well as American receiving 7.5% ownership in the MTA's operations. In addition, American will receive a warrant to purchase 50,000 shares of the Company's Common Stock at an exercise price of $0.50 per share. In connection with the American Agreement, the Company entered into an operating lease with American for certain SMR equipment with payments totaling $720,000 over the next six years and assumed other operating leases with obligations totaling approximately $25,000 per month. The American Agreement was finalized in October 2000 when the FCC approval and transfer process was completed.

In addition, the Company had entered into a management agreement whereby the Company performed as contractor and agent on behalf of American for all managerial functions involved with operation of the stations, under the oversight and direction of American, until such time as all licenses have completed the FCC approval and transfer process. Pursuant to this management agreement the Company is responsible, subject to the oversight of American for the billing and collection of all revenues and the payment of all operating expenses associated with the operation of these stations. The Company will also make the required interest-only payments on the outstanding debt to the FCC totaling approximately $8,100 per month. The Company's compensation for managing such sites will be 100% of the gross revenues, less the costs mentioned above, provided that the net profit of any station does not exceed $30,000 per calendar month. If any station's profit exceeds $30,000 per calendar month the Company shall pay any excess profit to American. During the year ended December 31, 1999, the net of the revenues and expenses associated with this agreement totaled a loss of approximately $210,000. Through October 31, 2000 when the transfer was completed, the Company had a loss in 2000 of $361,000.


NOTE 4 - INTANGIBLE ASSETS

A.       INTANGIBLE ASSETS CONSIST OF THE FOLLOWING:

                                          December 31, 2000  December 31, 1999
                                          -----------------  -----------------
         FCC licenses                        $34,333,760       $34,793,033
         Rights to acquire licenses            1,143,266         5,038,201
                                             -----------       -----------
                                              35,477,026        39,831,234
         Less accumulated amortization        (1,514,187)       (1,014,990)
                                             -----------       -----------
                                             $33,962,839       $38,816,244
                                             ===========       ===========

B.       LICENSE OPTION AND MANAGEMENT AGREEMENTS

The Company has entered into various option agreements to acquire FCC licenses for SMR channels. The option agreements allow the Company to purchase licenses, subject to FCC approval, within a specified period of time after the agreement is signed ("Options"). The Company had made Option payments by giving consideration of cash, notes payable and issuance of Common Stock for approximately 1,650 licenses. When the FCC approval and transfer process is complete the Company reclassifies all previous consideration given by the Company from rights to acquire FCC licenses to acquisition of FCC licenses. As of December 31, 2000, the Company had approximately 65 rights remaining to exercise for which $483,000 had been paid to date.

Upon entering into an Option, the Company also enters into a like-term management agreement with the licensee. The management agreements give the Company the right to manage the SMR systems, subject to the direction of the licensee, for a period of time (usually 2 to 5 years) prior to the transfer of the license to the Company as stated in the agreements ("Management Agreements"). During the term of the Management Agreements, revenues received by the Company will be shared with the licensee only after certain agreed-upon costs to construct the channels are recovered by the Company.

In  addition to the  Options  mentioned  above,  on June 14,  1996,  the Company
executed  a  stock  purchase  agreement  to  purchase  channels.   Based  on  an
independent appraiser's estimate of the fair market value of the assets exchanged, 70% of the combined consideration was allocated to Management Agreements and the remaining 30% was allocated to "Investment in options to acquire licenses" ("Investment in Options"). When the Company exercises the Investment in Options and completes the FCC approval and transfer process, the pro-rata share of the Management Agreements and Investment in Options is reclassified from rights to acquire licenses to FCC licenses. As of December 31, 2000, approximately 15 rights remained to be transferred with a value of $510,000. As the FCC transfer and approval process is completed, the rights will be reclassified to FCC licenses.

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

Primarily in the fourth quarter of 2000, the value of certain Company's owned or managed licenses was reduced due to determinations by the FCC that the licenses were no longer valid. The approximate value of these licenses was

$1.6 million. Debt associated with these licenses with a current balance of approximately $627,000 is still owed by the Company.

Based on information received from the Company's counsel and outside litigation counsel, Management reviewed the status of its Goodman Chan licenses (see Note 13 - Commitments and Contingencies) and determined that the possibility of relief on this license issue had become remote rather than reasonably possible in accordance with FASB 5. Accordingly, after review of these assets, the Company wrote off these rights and licenses with a total value of approximately $5.2 million. The associated debt of $4.5 million will remain until such time that it can be discharged. The Company believes that it is reasonably possible that between $1.0 million and $3.5 million may be recovered as a result of settlement discussions with noteholders.


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                   December 31, 2000        December 31, 1999
                                                   -----------------        -----------------
Land                                                       $ 102,500                $ 102,500
Buildings and improvements                                   455,259                  439,629
SMR systems and equipment                                 16,399,071               16,026,554
SMR systems in process                                       231,241                  232,265
Furniture and office equipment                               572,781                  447,372
Automobiles                                                   28,260                   28,260
                                                        ------------             ------------
                                                          17,789,112               17,276,580
Less Accumulated depreciation and amortization            (4,851,123)              (3,088,413)
                                                        ------------             ------------
                                                        $ 12,937,989             $ 14,188,167
                                                        ============             ============

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:
                                                                 December 31, 1999   December 31, 2000
                                                                 -----------------   -----------------
Notes payable with GATX Capital  Corporation with a face value of  $26,600,000  and a discount of $447,316 and $608,350 as of
December 31, 2000 and 1999, respectively,  bearing interest at annual rates ranging from 10.84% to 12.34%, quarterly interest
payments  through  March  2000  and  quarterly   interest  and
principal payments commencing on June 30, 2000.                  $     22,502,684    $      26,041,328

Note  payable  with  Barclays  Bank PLC with  total  borrowing capacity of $32.5  million with an interest  rate fixed at the time of the  funding  based on  either an  adjusted  base rate equal to the  greater  of (a) the prime rate in effect on such day or (b) the Federal Funds  Effective Rate in effect on such day plus 1/2 of 1%, plus 3.5%,  or an adjusted LIBO Rate equal
to  the  rate  appearing  in  the  Telerate   Service  or  any
successor,  two business days prior to funding at the rate for
U.S.  dollar  deposits  with  a  maturity  comparable  to  the interest  rate period plus 4.5%.  Interest on each  advance is payable in arrears on the Interest  Payment Date for each such advance.  Principal  and any  unpaid  interest  are  due  upon completion of the Nextel transaction or no later than June 30,
2002.                                                                  10,949,239                   -

Notes payable with the Federal  Communications  Commission for
900 MHz licenses,  at 7% interest with quarterly interest only payments of $24,337 through August 2001,  quarterly  principal and  interest  payments of $86,670  commencing  November  2001
through May 2006.                                                       1,390,707                   -


Note payable in  connection  with license  commissions  with a face value of  $672,348,  net of discount,  maturing  December
2005, requiring monthly payments of $7,500, increasing by $500 a year, and three payments of $100,000  payable in March 2001,
September  2002 and March  2004.  The  Company  has imputed an interest  rate of 12% annually and recorded a debt discount in the amount of $194,700  and  $267,652 as of December  31, 2000
and 1999, respectively.                                                   645,300              662,348

Note   payable  in   connection   with  the  purchase  of  SMR
infrastructure,  face value of $1,673,000, with a down payment of $300,000, 8 monthly payments of $139,448,  bearing interest
at 10.75% annually.                                                            -               678,991

Note  payable  in  connection  with the  asset  purchase  from
General  Communications,  payable in monthly  installments  of
$12,500 through February 1997;  $13,750 through February 1998,
thereafter,   monthly  payments  are  subject  to  annual  CPI
increases  through  February  2008,  at which time the monthly payments  are fixed  through  February  2021.  Management  has assumed  annual CPI increases to be 2.5%.  The note payable is non-interest  bearing  with  interest  imputed  at 9%,  net of unamortized  discount  of  $3,077,699  and  $3,230,312  as  of
December 31, 2000 and 1999, respectively.                               1,140,948            1,165,300

Note  payable,  which  matured  in  August  1998,  10  monthly principal  payments  of  $162,750,  one  interest  payment  at
maturity of $425,000.                                                          -               710,663

Notes  payable  to  licensees,  payable  in up  to 36  monthly installments  beginning  March 1998 through  December 1999 and ending March 2001 through December 2002. Non-interest bearing, interest imputed at 15%. Aggregate face amount of $15,625,049, net of  unamortized  discount of  $362,428 as of December  31,
2000 and $15,034,260 net of unamortized discount of $1,195,167
as of December 31, 1999.                                                9,486,668           11,056,503

Notes  payable to minority  partners to be paid from  positive cash flow of the related joint venture.  Non interest bearing,
interest imputed at 15%.                                                   97,190               97,170

Note   payable  to  GMAC  for  van,   payable  in  36  monthly
installments ending June 2001, including interest at 1.9%.                  3,204                9,520
                                                                 -----------------   -----------------
                                                                       46,215,940           40,421,823
Less current maturities:                                              (12,444,814)         (11,133,762)
                                                                 -----------------   -----------------
Total long-term debt                                             $     33,771,126    $      29,288,061
                                                                 =================   =================

The Company incurred interest expense of approximately $5,062,000 and $3,738,000 for the years ended December 31, 2000 and 1999 respectively. No capitalized interest was recorded for the years ended December 31, 2000 or 1999.


Aggregate maturities of debt, net of unamortized discounts, for the next five years and thereafter are as follows:

         Year ended December 31,
                  2001                               $       12,444,814
                  2002                                       18,008,834
                  2003                                        7,004,702
                  2004                                        5,826,129
                  2005                                        1,811,994
                  Thereafter                                  1,119,467
                                                     ------------------
                                                     $       46,215,940
                                                     ==================

A.       DEBT ISSUANCES, RETIREMENTS AND CONVERSIONS

In September 1997, the holder of a convertible debenture entered into an agreement with the Company to restructure a convertible debenture (the "Debenture Restructuring Agreement"). The Debenture Restructuring Agreement required the holder to exchange the convertible debenture (including rights to all accrued interest and penalties) for a new debenture (the "New Debenture") with a maturity date of August 31, 1998, in the principal amount of $1,627,500, payable in ten monthly payments of $162,750. These payments were payable in cash or stock, at the Company's option, at the then-current market price when due. Interest, in the liquidated amount of $425,000, was payable by the Company, at the Company's option, in cash or stock at the then current market price, payable in September 1998. On April 12, 1999, the Company made a payment to the New Debenture holder of 1,871,096 shares of the Company's restricted Common Stock, which represented $916,837 toward the principal and interest of the New Debenture. (See Note 13)

During 1999, pursuant to a loan facility with GATX Capital Corporation ("GATX Facility'), the Company borrowed $26.6 million from GATX Capital Corporation ("GATX") leaving approximately $400,000 available for future borrowings at the sole and absolute discretion of GATX, subject to substantially the same terms as the previous borrowings. The remaining balance was drawn in May 2000. Loans were made at an interest rate fixed at the time of the funding based on five-year US Treasury notes plus 5.5% and payable over five-years following a 16 month interest only period. Quarterly principal payments of approximately $1.35 million were to commence June 30, 2000. The Company negotiated with GATX to defer the first payment until August 25, 2000. All payments were current on the GATX Facility as of December 31, 2000. Warrants to purchase up to 1,822,500 shares of the Company's Common Stock at an exercise price of $0.39 per share were also issued to the Lender ("GATX Warrants"). The loan is secured by substantially all the assets of the Company.

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

In order to facilitate the Nextel transaction, the Company reached an agreement with GATX to amend the GATX Facility. The Company agreed to pay GATX a fee of $1.35 million for (a) the ability to prepay the loan facility concurrent with the close of its transaction with Nextel, (b) the receipt of all consents and covenant waivers reasonable to facilitate the closing of the Nextel transaction,
(c) the grant to Nextel, or a third party induced by Nextel, of a second lien on all assets to secure cash advances to the Company of up to about $32.5 million, and (d) the option to pay the fee for the above concessions in cash or stock. Depending on the performance of Nextel shares, the fee could be adjusted upward to an amount not to exceed $1.62 million.

The Company is required to maintain certain financial covenants related to the GATX and Barclays facilities. As of December 31, 2000, the Company was not in compliance with all of the covenants, however, as previously noted, GATX has agreed to waive all financial covenant violations. Barclays per its subordination agreement with GATX cannot act upon the financial covenant violations, subject to the waivers agreed to by GATX.

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

In conjunction with the GATX Facility, the Company prepaid and terminated the Motorola loan facility and the MarCap loan facility. All security interests related to the Motorola loan facility and the MarCap loan facility were concurrently released. The Company incurred expenses of $94,847 for debt issuance costs and $100,120 of prepayment penalties related to these loans. These amounts are reflected as an extraordinary item in the accompanying consolidated financial statements.


NOTE 7 - EQUITY TRANSACTIONS

A.       COMMON STOCK

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

         2000 TRANSACTIONS

During 2000, 989,375 shares of common stock were issued through the exercise of employee stock options with option prices between $0.24 and $0.51 per share. Additional equity transactions are discussed in Note 7 - Non Cash Activities.

B.       PREFERRED STOCK PRIVATE PLACEMENT

During 1998, certain holders of the Company's Series B Preferred Stock converted 197,782 shares of Company's Series B Preferred Stock into 4,461,714 shares of the Company's Common Stock. Dividends on such shares were $52,508, which was paid with 122,413 shares of Common Stock. In addition, dividends of $17,346 were accrued on the Company's Series B Preferred Stock as of December 31, 1998.

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

During 2000 and 1999, the Company's board of directors approved and granted stock options to purchase 6,573,285 and 685,000 shares, respectively, of the Company's Common Stock, vesting over a four year period. The options were issued to various employees and directors under the Company's employee stock option plans.

                                                              Weighted
                                                               Average
                                            Number             Exercise
                Stock Options             of Shares             Price
- ----------------------------------       -----------         ----------
Outstanding at December 31, 1998           5,872,723        $     1.03
Granted at $0.49 - $0.51                     685,000              0.51
Lapsed or canceled                        (1,912,375)             2.35
Outstanding at December 31, 1999           4,645,348        $     0.50
Granted at $0.18 - $2.88                   6,573,285              0.91
Exercised at $0.24 - $0.51                  (989,375)             0.50
Lapsed or canceled                        (1,010,348)             0.92
Outstanding at December 31, 2000           9,218,910        $     0.63

The following table summarizes information about stock options outstanding at December 31, 2000:

                      Number                 Weighted            Weighted            Number            Weighted
   Range of       Outstanding at        Average               Average             Exercisable at        Average
   Exercise       December 31,               Remaining           Exercise          December 31        Exercisable
    Price              2000              Contractual Life          Price              2000               Price

$0.18-$1.56          9,218,910               7.6 years           $0.63               2,122,375           $0.49

The Company applied APB 25 in accounting for its stock options and warrants and, accordingly, compensation expense of $0 for 2000 and 1999 has been recognized for its stock options in the financial statements.

The fair value of each option grant issued during the years ended December 31, 2000 and 1999 are estimated by management using an option pricing model (Black-Scholes) with the following assumptions: dividend yield of 0%; expected option lives of five and two years; volatility of 88.56% and risk free interest rate of 5.73%.

Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS 123 instead of applying APB 25, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                      December 31, 2000    December 31, 1999

Loss applicable to
common shareholders    As reported    $    (21,097,992)     $    (12,313,354)
SFAS 123 expense                              (620,958)              (37,483)
Loss applicable to
Common shareholders    Pro forma           (21,718,960)          (12,350,837)


Loss per share         As reported    $         (0.41)      $          (0.28)
                       Pro forma                (0.42)                 (0.28)

Pro forma net loss reflects only options granted in 2000 and 1999. Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation expense is reflected over the options' vesting period of four years.

E.       WARRANTS

The following is a summary of issued and outstanding warrants for the purchase of Common Stock:

                                                          Number
                     Warrants                           of Shares
         ---------------------------------             ----------
         Outstanding at December 31, 1998              30,978,834
         Granted at $0.001-$1.25 per share              4,282,190
         Less exercised                                        -
         Lapsed or canceled                            (1,931,916)
                                                       ----------
         Outstanding at December 31, 1999              33,329,108
         Granted at $0.01-$0.70 per share                 858,798
         Less exercised                                        -
         Lapsed or canceled                            (9,855,864)
                                                       ----------
         Outstanding at December 31, 2000              24,332,042
                                                       ==========

F.       MINORITY INTERESTS

Prior to the reverse acquisition, the Company sold restricted Common Stock in its subsidiary, CCI, to a third party totaling 700,000 shares. On August 25, 1999, the holder of such shares elected to convert these shares of CCI to 700,000 shares of Chadmoore Wireless Group Common Stock. As per the amended and restated stock subscription agreement dated January 13, 1996, the third party had options to purchase 2.1 million shares of restricted common stock of CCI. The options were exercisable ranging from six months from the closing date of the amended and restated stock subscription agreement through eight years from such date. As of July 13, 1996, 700,000 options that were exercisable at $1.50 per share were unexercised by the third party and thus expired on that date. Options to purchase 1.4 million shares of CCI remain outstanding at December 31, 2000 at the following exercise prices:


                                               Option
            Number           Option           Exercise        Expiration
         of Options           Type             Price             Date
         ----------          ------           --------        ----------
            700,000             A               $2.50          1/13/2000
            700,000             B               $4.00          1/13/2004


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

                                                                      December 31, 2000   December 31, 1999
                                                                      -----------------   -----------------
         Total basic and diluted weighted shares outstanding                 44,755,170          40,361,850
         Warrants deemed to be outstanding Common Stock
               excluding warrants with nominal exercise prices which
               were not exercisable (weighted average)                        7,234,985           2,912,098
                                                                             ----------          ----------
         Weighted average common shares outstanding                          51,990,155          43,273,948
                                                                             ==========          ==========

The Company's warrants, preferred stock and stock options granted and issued during 2000 and 1999, and outstanding as of December 31, 2000 and 1999, are antidilutive and have been excluded from the diluted loss per share calculation for the years ended December 31, 2000 and 1999. The following potentially dilutive securities were not included in the computation of dilutive EPS because the effect of doing so would be antidilutive.

                                   December 31, 2000     December 31, 1999

Options                                    9,218,910             4,645,348
Warrants                                  24,332,042            15,802,082
Convertible preferred stock                       -                   -
                                          ----------            ----------
                                          35,550,952            20,447,430
                                          ==========            ==========

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


NOTE 10 - NON CASH ACTIVITIES

During the year ended December 31, 2000, the Company had the following non-cash investing and financing activities:

o issuance of 1,500,000 shares of common stock for common stock subscribed that was outstanding as of December 31, 1999 in the amount of $304,650
o    purchase of FCC licenses  with debt,  prior to  discount,  in the amount of
     $444,398
o issuance of 2,317,679 shares of common stock in payment of debt in the amount of $711,000 and accrued interest in the amount of $425,000
o    issuance of 210,000 shares of stock for services rendered

o issuance of $328,000 in debt to refinance existing debt and accounts payable
o    preferred stock dividends and accretion of $693,723
o purchase of American Wireless licenses through assumption of $1,390,000 in debt and $397,000 in minority interest
o accrual of $1,350,000 fee to GATX due at closing of pending Nextel transaction

During the year ended December 31, 1999 the Company had the following non-cash investing and financing activities:

o    issuance of $953,252 of notes payable, net of discount, to exercise Options
o    issuance of a note payable of $1,673,000 for the payment of fixed assets
o    issuance of 90,000 shares of Common Stock for services
o issuance of a note payable of $672,348, net of discount, and the agreement to issue 1,500,000 shares of Common Stock (Common stock subscribed) to pay license commissions
o    issuance of 1,871,096 shares of Common Stock as a payment on a note payable
o issuance of 700,000 shares of Common Stock as consideration for retiring 700,000 shares of the Company's subsidiary's stock
o conversion of 20,955 shares of Series B Preferred into 915,932 shares of Common Stock
o    issuance of 76,672 shares of Common Stock for Series B Preferred dividends
o issuance of 525,000 shares of Common Stock as a settlement on a license dispute.
During the years ended December 31, 2000 and 1999, the Company paid no federal income taxes. During the years ended December 31, 2000 and 1999, the Company paid cash for interest of $4,930,611 and $1,702,730, respectively.

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

The major components of the deferred tax assets and liabilities at December 31, 2000 and 1999 are presented below:

                                                                   2000             1999
                                                              -------------     -------------
Deferred tax assets:
       Net operating loss carryforwards                       $  26,110,745     $  18,111,189
       Management agreements                                      2,508,435         2,508,435
       Accruals not currently deductible for tax purposes           574,300           411,824
       Investment in JJ&D LLC                                       155,216           155,216
       Allowance for doubtful accounts                              151,991            59,724
       Other                                                        153,080           123,334
                                                              -------------     -------------
                                                                 29,653,767        21,369,722
Less valuation allowance                                        (27,532,874)      (19,936,774)
                                                              -------------     -------------
Deferred tax assets                                           $  (2,120,893)    $   1,432,948
                                                              =============     =============
Deferred tax liabilities:
       Property and equipment                                    (1,555,890)       (1,067,494)
       FCC licenses                                                (546,390)         (331,281)
       Other                                                        (18,613)          (34,173)
                                                              -------------     -------------
Deferred tax liabilities                                         (2,120,893)       (1,432,948)
                                                              -------------     -------------
Net Deferred Tax Assets                                       $          -      $          -
                                                              =============     =============

SFAS 109 requires recognition of the future tax benefit of these assets to the extent realization of such benefits is more likely than not; otherwise, a valuation allowance is applied. At December 31, 2000 and 1999, the Company determined that $27,532,874 and $19,936,774, respectively, of tax benefits did not meet the realization criteria because of the Company's historical operating results. Accordingly, a valuation allowance was applied to reserve against the applicable deferred tax assets, and as such there is no income tax benefit reflected in this statement of operations.

At December 31, 2000 and 1999, the Company had net operating loss carry-forwards available for income tax purposes of approximately $74,602,130 and $51,746,255 respectively, which expire principally from 2009 to 2020.


NOTE 12 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2000 and 1999, the Company paid $24,000 and $1,749,000, respectively to Private Equity Partners ("PEP"), for professional services associated with equity and debt financings. Mark F. Sullivan, a Director of the Company, is an owner and managing partner of PEP.

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

A - GOODMAN/CHAN PROCEEDINGS

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

On the basis of a previous request for assistance to the FCC's Licensing Division by the Company, the FCC examined and marked a list provided by the Company. The FCC's markup indicated those stations held by the Company or subject to management and option agreements, which the FCC considered to be, at that time, Receivership Stations and/or stations considered "similarly situated" and thus eligible for relief. From this communication, the Company believes that approximately 800 of the licenses that it owns or manages are Receivership Stations or otherwise entitled to relief as "similarly situated" licensees. For its own licenses and under the direction of each licensee for managed stations, the Company proceeded with timely construction of those stations which the Company reasonably believes to be Receivership Stations or otherwise entitled to relief. The Company received relief on approximately 150 licenses under the Goodman/Chan proceedings and from the official communication from the FCC, the Company believes that approximately 650 licenses should be eligible for relief as "similarly situated". Initial review of the Commission's Goodman/Chan Order indicated a potentially favorable outcome for the Company as it pointed to a grant of relief for a significant number of the Company's owned and/or managed licenses which were subject to the outcome of the Goodman/Chan decision.
However, on October 9, 1998 a release from the offices of the Commercial Wireless Division of the FCC's Wireless Telecommunication Bureau announced that because of a technicality relating to the actual filing dates of the construction deadline waiver requests by certain of the subject licensees, some licenses which the FCC staff earlier had stated would be eligible for construction extension waivers due to the similarity of circumstances between those licensees and the Goodman/Chan licensees, would not actually be granted final construction waivers. The Commission has subsequently begun a process of deleting certain of the Company's licenses in this category from its official licensing database. Prior to the release of the October 9, 1998, Public Notice, the Company constructed and placed into operation certain licenses from this category based on information received from the FCC and the Receiver. The Company is in the process of determining which licenses have in fact been deleted; however, due to the continuing disparity between the FCC's lists and its subsequent treatment of such lists as well as continuing modification of the FCC's license database, the Company remains uncertain as to all licenses which will be permanently deleted under the FCC's current procedures.

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

The dismissal of the Petitions, while a problem for the other parties before the court, appears not to be a bar to the Company's efforts to seek relief in this instance, but simply requires that the Company await the FCC's final action in this matter. In reviewing the Court's opinion, the Company's Management believes that the court has left open the possibility of a rehearing on the merits upon FCC failure to act affirmatively on the Company's appeal. Thus, as Chadmoore was the only party before the court which had timely filed such a petition, Management believes the potential for a rehearing on the merits would be applicable only to Chadmoore. Approximately 650 of those licenses purchased by or under option and management agreements with the Company are among those which the FCC refused to afford relief pursuant to the Commercial Wireless Division's October 9, 1998, Public Notice.

On November 9, 1999 the FCC's Commercial Wireless Division Chief issued a decision denying Chadmoore's Petition for Reconsideration. Such a staff level opinion is not binding upon the Commission, and the Company exercised its legal right to seek an internal FCC review through application to the Commission. The Company also holds an ultimate right to seek redress in the United States Court of Appeals for the District of Columbia Circuit. Thus, on December 9, 1999 the Company filed, with the full commission, an Application for Review of the staff decision.

On March 26, 2001, the Federal Communications Commission released an Order denying Chadmoore's Application for Review; and, the Company has now exhausted the appeal process in this matter at the Commission. Accordingly, the only avenue of appeal now remaining to the Company is the filing of a petition at the United States Court of Appeals for the District of Columbia Circuit. The Company has a statutorily-provided thirty (30) day period from the FCC's decision release in which to consider its position and file a court appeal. Company management currently is consulting with outside litigation counsel to review the FCC decision in detail and to perform an analysis as to whether the Company should pursue a further appeal. Among other considerations, management and counsel must consider the factual and legal approach (or approaches) to be employed in any such appeal, the prospects of success and the costs involved. Management does not have an analysis sufficiently advanced at this time to predict what the Company's ultimate decision will be with respect to continued prosecution of this matter. Nevertheless, due to the Commission's dismissal and the harshness of its tone which indicates that the Commission is likely to vigorously oppose any further attempts by the Company to retrieve these licenses through appellate court litigation, management has chosen to write off the value of the licenses at this time.

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

C. PURCHASE COMMITMENT

In October 1996, the Company signed a purchase agreement with Motorola to purchase approximately $10 million of Motorola radio communications equipment, including Motorola Smartnet II trunked radio systems. Such purchase agreement required that the equipment be purchased within 30 months of its effective date. On March 10, 1998, the Company received an extension from 30 months to 42 months from the effective dates thereof. As of March 6, 2000 the Company has purchased approximately $6.5 million toward this purchase commitment. On May 4, 2000 the Company negotiated an extension to the agreement to extend it to July 2001. If the Company does not purchase the additional $4.0 million of radio communications equipment before July 26, 2001, the Company will be obligated to reimburse Motorola for previous discounts of approximately $331,000.

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

In addition, the Company leases sales facilities in Memphis, Tennessee with a six-month lease payments of approximately $13,000 and a month-to-month option at $2,500 per month after the initial term ends on July 31, 2001. The Company also leases approximately 300 antenna sites for transmission of SMR services. The terms of these leases range from month-to-month to 6 years, with options to renew.

Future minimum payments associated with the leases described herein, including renewal options, are as follows:

         Year ended December 31,
                  2001                      $        2,494,144
                  2002                               1,592,564
                  2003                                 976,216
                  2004                                 546,201
                  2005                                 233,945
                  thereafter                                -
                                            ------------------
                                            $        5,843,070
                                            ==================

Total rent expense for the years ended December 31, 2000 and 1999 amounted to $2,830,734 and $2,194,642, respectively.

E. EMPLOYMENT ARRANGEMENTS

The Company has employment arrangements with certain of its executive officers that provide for lump sum severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined.


NOTE 14 - SUBSEQUENT EVENTS

On February 1, 2001, the Company sold its facility, along with furniture and fixtures, in Memphis, Tennessee for $400,000. Memphis operations were moved to a leased facility and will be conducted there through the pendency of the Nextel transaction.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None


ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections labeled "Election of Directors", "Executive officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's Proxy Statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders are incorporated herein by reference (the "Proxy Statement.")


ITEM 10. EXECUTIVE COMPENSATION

The section labeled "Executive Compensation and Other Information" appearing in the Proxy Statement is incorporated herein by reference.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Sections labeled "Principal Shareholders" and "Security Ownership of Directors and Management" appearing in the Proxy Statement are incorporated herein by reference.


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

4.1 Form of Warrant Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Form 10-KSB for the year ended December 31, 1995)

4.2 Registration Rights Agreement (Incorporated by reference to Exhibit 4.2 to the Company's Form 10-KSB for the year ended December 31, 1995)

4.3 Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock of the Company (Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB for the year ended December 31, 1995)

10.1 Amended Nonqualified Stock Option Plan dated October 12, (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-KSB for the year ended December 31, 1995)

10.2 Employee Benefit and Consulting Services Plan dated July 7, 1995 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 effective July 12, 1996 (file no. 33-94508))

10.3 First Amendment to the Employee Benefit and Consulting Services Plan dated December 8, 1995 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 effective December 1, 1996 (file no. 33-80405))

10.4 Employment Agreement between the Registrant and Robert W. Moore effective as of April 21, 1995 (Incorporated by reference to Exhibit
         10.4 to the Company's Form 10-KSB for the year ended December 31, 1995)

10.5 Integrated Dispatch Enhanced Network ("iDEN") Purchase Agreement dated February 28, 1996 by and between the Company and Motorola, Inc. (Incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB for the year ended December 31, 1995)

10.6.1 Amendment Number 001 to the Integrated Dispatch Enhanced Network (iDEN) Purchase Agreement dated March 25, 1996 (Incorporated by reference to
         Exhibit 10.8 to the Company's Form 10-KSB for the year ended December 31, 1995)

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

10.16 Transfer and Release Agreement effective September 26, 1997, by and between Chadmoore Wireless Group, Inc. and LDC Consulting, Inc. (Incorporated by reference to Exhibit 10.13 to the Company's Form 8-K, under Item 5, date of earliest event reported - September 26, 1997)

10.17 Certificate of Designation of Rights and Preferences of Convertible Preferred Stock Series B of the Comp any. (Incorporated by reference to Exhibit 4.5 to the Company's Form 8-K, under Item 9, date of earliest event reported December 23, 1997)

10.18 Form of Stock Purchase Warrant issued in connection with the Series B 8% Convertible Preferred Stock Offshore Subscription Agreement dated on or about December 10, 1997 (Incorporated by reference to Exhibit 4.6 to the Company's Form 8-K, under Item 9, date of earliest event reported December 23, 1997)

10.19 Form of Series B 8% Convertible Preferred Stock Offshore Subscription Agreement dated on or about December 10, 1997 (Incorporated by reference to Exhibit 10.15 to the Company's Form 8-K, under Item 9, date of earliest event reported - December 23, 1997)

10.20 Form of Amendment No. 1 to Offshore Subscription Agreement for Series B 8% Convertible Preferred Stock dated on or about February 17, 1998 (Incorporated by reference to Exhibit 10.16 to the Company's Form 8-K, under Item 9, date of earliest event reported - February 17, 1998)

10.21 Employment Agreement between the Company and Robert Moore effective as of January 1, 1997 (Incorporated by reference to Exhibit 10.21 to the Company's Form 10-KSB for the year ended December 31, 1997)

10.22 Employment Agreement between the Company and Jan Zwaik effective as of February 17, 1997 (Incorporated by reference to Exhibit 10.21 to the Company's Form 10-KSB for the year ended December 31, 1997)

10.23 Employment Agreement between the Company and Rick Rhodes effective as of December 10, 1998. (Incorporated by reference to Exhibit 10.23 to the Company's Form 10-KSB for the year ended December 31, 1998)

10.24 Employment Agreement between the Company and Vince Hedrick effective as of May 17, 1999

10.25 Employment Agreement between the Company and Stephen K. Radusch effective as of April 1, 2000.

10.26 Amended and Restated Employment Agreement between the Company and Robert W. Moore effective July 1, 2000

10.27    Amended and Restated Employment  Agreement between the Company and Rick
         D. Rhodes effective July 1, 2000

10.28 Amended and Restated Employment Agreement between the Company and Vincent F. Hedrick effective July 1, 2000

10.29 Amended and Restated Employment Agreement between the Company and Stephen K. Radusch effective July 1, 2000

10.30 Agreement and Plan of Reorganization by and among the Company, Nextel Communications, Inc. and Nextel finance company dated August 21, 2000.

10.31    First  Amendment to the  Agreement  and Plan of  Reorganization  by and
         among  Nextel   Communications,   Inc.,  Nextel  Finance  Company,  and
         Chadmoore Wireless Group, Inc. dated August 31, 2000

10.32 Subordination Agreement by and between GATX Capital Corporation and Barclays Bank PLC dated September 1, 2000

10.33 Security Agreement by and among Barclays Bank PLC and Chadmoore wireless Group, Inc. dated August 31, 2000

10.34 Subordinated Credit Agreement by and among Barclays Bank PLC and Chadmoore Wireless Group, Inc. dated August 31, 2000

10.35    Fourth  Amendment  and Waiver to Senior  Secured Loan  Agreement by and
         among  GATX  Capital   Corporation,   Chadmoore  Wireless  Group,  Inc.
         ("Chadmoore") and the Subsidiaries of Chadmoore dated August 25, 2000

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

(ii) Current report on Form 8-K/A on March 10,1999 reporting the change in certifying accountant.

(iii) Current report on Form 8-K on March 16, 1999 reporting a $13.5 million equity investment which closed on March 2, 1999.

(iv) Current report on Form 8-K on August 2, 1999 reporting the issuance of a press release.

(v) Current report on Form 8-K on August 2, 1999 reporting the issuance of a press release.

    FORM10-KSB
================================================================================

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                          Chadmoore Wireless Group, Inc.
                                          (formerly CapVest International, Ltd.)

                                          By: /s/ Stephen K. Radusch
                                               Stephen K. Radusch
                                               Chief Financial Officer

                                               Date: March 29, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Robert W. Moore                                      Date: March 29, 2001
- --------------------------
Robert W. Moore, President,
Chief Executive Officer and Director

/s/ Stephen K. Radusch                                   Date: March 29, 2001
- --------------------------
Stephen K. Radusch
Chief Financial and Accounting Officer

/s/ Rick D. Rhodes                                       Date: March 29, 2001
- --------------------------
Rick D. Rhodes
Chief Regulatory Officer

/s/ Joseph J. Finn-Egan                                  Date: March 29, 2001
- --------------------------
Joseph J. Finn-Egan
Director

/s/ Janice H. Pellar                                     Date: March 29, 2001
- --------------------------
Janice H. Pellar
Director

/s/ Gary L. Stanford                                     Date: March 29, 2001
- --------------------------
Gary L. Stanford
Director

/s/ Jeffrey A. Lipkin                                    Date: March 29, 2001
- --------------------------
Jeffrey A. Lipkin
Director