Form 10KSB/A
period 2000-12-31
CHADMOORE WIRELESS GROUP INC
filed 2001-04-30
CIK 815755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

                         Amendment No. 1 to Form 10-KSB

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of April 23, 2001, the aggregate market value of the registrant's common stock held by non-affiliates was $10,241,711.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of April 23, 2001, 45,700,172 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

Transitional Small Business Disclosure Format (check one):   Yes [    ]  No [X]

         Chadmoore Wireless Group, Inc. (the "Company") hereby amends Items 9, 10, 11 and 12 of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 to read in their entirety as follows:


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS. The following table sets forth as of April 23, 2001 the names and ages of all directors and executive officers of the company, indicating all positions and offices with the registrant held by each such person and the period during which he or she has served as a director or executive officer:

                                                        PERIOD OF SERVICE AS
NAME                  AGE  POSITION                     DIRECTOR OR EXECUTIVE
                                                        OFFICER
--------------------  ---  ---------------------------  ------------------------

Robert W. Moore       43   President, CEO and Director  02/95 to Present

Stephen K. Radusch    48   Chief Financial Officer      01/00 to Present
                           Treasurer                    03/00 to Present

Rick D. Rhodes        46   Chief Regulatory Officer     06/98 to Present
                           Secretary                    06/98 to Present
                           Senior Vice President        06/98 to Present

Janice H. Pellar      49   Director                     05/98 to Present

Mark F. Sullivan      43   Director                     05/98 to Present

Joseph J. Finn-Egan   67   Director                     05/98 to Present

Gary L. Stanford      62   Director                     05/98 to Present

Jeffrey A. Lipkin     55   Director                     05/98 to Present


ROBERT W. MOORE has been President, Chief Executive Officer and a Director of the Company since inception and founded the Company in 1994. From 1989 to 1993, Mr. Moore served as a Regional Manager and General Manager for Cellular One.

STEPHEN K. RADUSCH has been Chief Financial Officer since January 2000 and Treasurer since March 2000. From 1997 to 1999, Mr. Radusch served as Vice President and Chief Financial Officer of Surface Protection, Inc., where he was in charge of all corporate finance and administrative functions. From 1996 to 1997, he was a sole practitioner, providing general accounting, tax and consulting services to individuals and privately owned companies. From 1993 to 1996, Mr. Radusch was the Corporate Controller and Chief Accounting Officer for Players International, Inc, a multi-property developer and operator of gaming and entertainment facilities. Mr. Radusch has a bachelors degree in accounting from the University of Texas.

RICK D. RHODES has been Senior Vice President and Chief Regulatory Officer and Secretary since June of 1998. From 1995 until joining Chadmoore, he worked for the law firm of Irwin, Campbell & Tannenwald. P.C. There he provided client counseling for telecommunications clients and provided advocacy regarding federal law, federal administrative agency matters and legislative activity on Capitol Hill. From 1990 to 1995, Mr. Rhodes practiced law at the law firm of Keller & Heckman LLP in Washington, D.C. Mr. Rhodes earned his Master of Arts in Mass

Communications from the University of Arkansas in 1978 and his Juris Doctorate from Catholic University of America in 1990.

JANICE H. PELLAR has been a Director since May 1998. Ms. Pellar is President of Electronic Maintenance Co., Inc. ("EMCO"), a position that she has held since 1988.

MARK F. SULLIVAN has been a Director since May 1998. Mr. Sullivan serves as Managing Partner of Private Equity Partners, an investment banking firm specializing in institutional private equity and debt financings for growth companies based in the western United States, which he founded in 1996. From 1993 to 1996 he served as co-head of corporate finance for D.A. Davidson & Company.

JOSEPH J. FINN-EGAN has been a Director since May 1998. Mr. Finn-Egan is a Managing General Partner of Recovery Equity Investors, L.P. and Recovery Equity Investors II, L.P., which were founded in 1989 and 1994, respectively. Mr. Finn-Egan has also been a Director of CMI Corporation since 1991.

GARY L. STANFORD has been a Director since May 1998. Mr. Stanford is currently retired from the FCC after a 37-year career. He held various positions including Associate Bureau Chief for Operations of the FCC's Wireless Telecommunications Bureau.

JEFFREY A. LIPKIN has been a Director since May 1998. Mr. Lipkin is a Managing General Partner of Recovery Equity Investors Investors, L.P. and Recovery Equity Investors II, L.P., which were founded in 1989 and 1994, respectively. Mr. Lipkin has also been a Director of CMI Corporation since 1991 and of QAD Inc. since February 2000.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities registered under the Exchange Act, to file initial reports of ownership and reports indicating changes in ownership with the Securities and Exchange Commission (the "SEC") and each exchange in which its securities are traded. Executive officers and directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on representations by each officer, director and greater than ten percent stockholder, all filing requirements of Section 16(a) were complied with during the fiscal year ended December 31, 2000.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received for services rendered to the Company during the years ended December 31, 1998, 1999, and 2000 by the Chief Executive Officer of the Company and all other executive officers of the Company whose total salary and bonus for such fiscal year exceeded $100,000 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE
                                                                          LONG TERM
                                           ANNUAL COMPENSATION          COMPENSATION

Name                          Year     Salary       Bonus(1)    Other
And                           Ended                                      SECURITIES
Principal                   December                                     UNDERLYING
Position                       31       ($)           ($)       ($)       OPTIONS
--------------------------  --------  --------      --------   --------- ----------
Robert W. Moore               2000     175,000       50,000      -        1,700,000
President, Chief Executive    1999     140,000       30,000    25,308 (3)      -
Officer and Director          1998     125,000       60,000     8,000 (4)   850,000

Rick D. Rhodes                2000     135,000       40,000      -        1,400,000
Chief Regulatory Officer      1999     110,000       30,000      -             -
and Secretary                 1998      60,000 (2)   24,000      -          250,000

Stephen K. Radusch            2000     134,048       40,000    12,786 (5) 1,200,000
Chief Financial Officer       1999        -            -         -             -
Treasurer                     1998        -            -         -             -

(1) In 1998, the Company accrued bonuses in the amounts of $60,000 and $24,000 for Robert Moore and Rick Rhodes, respectively. These bonuses were paid in March 1999. During 1999, the Company accrued bonuses of $30,000 each for Mr. Moore and Mr. Rhodes. These bonuses were paid in February 2000.
(2) Represents the base salary paid after the commencement of Mr. Rhodes' employment with the Company on June 1, 1998.
(3)      Represents payment for unused vacation days.
(4)      Represents deferred salary paid in 1998.
(5)      Represents relocation expenses paid by the Company.


COMPENSATION OF DIRECTORS. Directors of the Company do not receive cash compensation for their services as directors or members of committees of the Board, but are reimbursed for reasonable expenses incurred in attending meetings of the Board. In addition, during the Company's 2000 fiscal year, each of Janice
H. Pellar, Gary L. Stanford and Mark F. Sullivan were granted options to purchase 252,000 shares of the Company's common stock. The Company's directors who are also employees of the Company did not receive any compensation for their services as members of the Board of Directors.

EMPLOYMENT AGREEMENTS. On July 1, 2000, the Company entered into amended and restated employment agreements with Robert Moore, Rick Rhodes and Stephen Radusch.

Pursuant to the terms of the Company's agreement with Mr. Moore, Mr. Moore is to receive an annual salary of $175,000 per year (subject to specified minimum annual increases), a target annual bonus of $50,000, and standard health, vacation, sick leave, death and disability benefits. In the event that Mr. Moore's employment with the

Company is terminated without cause (as defined in the agreement), Mr. Moore will be entitled to receive health insurance benefits for a period of not less than 24 months from the date of termination and a lump sum payment equal to twice the amount of Mr. Moore's then current annual base salary. The Company's agreement with Mr. Moore expires on June 30, 2002, except that the agreement will be automatically renewed for successive two year periods unless either the Company or Mr. Moore elects to terminate the agreement by providing notice of such election to the other party during the 30 day period commencing 90 days prior to the end of the initial term or any extended term.

Pursuant to the terms of the Company's agreement with Mr. Rhodes, Mr. Rhodes is to receive an annual salary of $135,000 per year, a target annual bonus of $40,000, and standard health, vacation, sick leave, death and disability benefits. In the event that Mr. Rhodes' employment with the Company is terminated without cause (as defined in the agreement), Mr. Rhodes will be entitled to receive severance payments equal to the amount of Mr. Rhodes' then current annual base salary, and the vesting of all Company stock options granted to Mr. Rhodes will be accelerated as of the date of such termination. The Company's agreement with Mr. Rhodes expires on June 30, 2002, except that the agreement will be automatically renewed for successive one year periods unless either the Company or Mr. Rhodes elects to terminate the agreement by providing notice of such election to the other party during the 30 day period commencing 30 days prior to the end of the initial term or any extended term.

Pursuant to the terms of the Company's agreement with Mr. Radusch, Mr. Radusch is to receive an annual salary of $135,000 per year, a target annual bonus of $40,000, and standard health, vacation, sick leave, death and disability benefits. In the event that Mr. Radusch's employment with the Company is terminated without cause (as defined in the agreement), Mr. Radusch will be entitled to receive severance payments equal to the amount of Mr. Radusch's then current annual base salary, and the vesting of all Company stock options granted to Mr. Radusch will be accelerated as of the date of such termination. The Company's agreement with Mr. Radusch expires on June 30, 2002, except that the agreement will be automatically renewed for successive one year periods unless either the Company or Mr. Radusch elects to terminate the agreement by providing notice of such election to the other party during the 60 day period commencing 60 days prior to the end of the initial term or any extended term.

In addition, each of these employment agreements provides that if the Company terminates any of these officers' employment within one year following a change in ownership of the Company, or if an officer voluntarily terminates his employment with the Company for specified reasons during that same period, that officer will be entitled to receive the following benefits:

    o    Each officer will receive a lump sum payment that is generally equal to
         2.99 times the average annual compensation paid to the officer during the five tax years ended prior to the change of ownership or such shorter period as the officer has been employed by the Company.

    o Each officer will also receive an additional payment equal to the amount of any excise taxes that are imposed on the lump sum payment (plus the amount of any excise taxes and any federal, state or local income or payroll taxes that are imposed on the additional payment). The effect of this provision is that the Company will bear the cost of all excise or other associated taxes on the lump sum payment so that the net amount retained by each officer after receiving these payments and paying all taxes will be equal to the amount of the original lump sum payment.

    o All Company stock options held by each officer will fully vest and become immediately exercisable as of the date of the change in ownership.

For purposes of each of these employment agreements, a "change in ownership" of the Company is deemed to have occurred upon: (i) completion of a transaction resulting in a consolidation, merger, combination or other transaction in which the common stock of the Company is exchanged for or changed into other stock or securities, cash and/or any other property and the holders of the Company's common stock immediately prior to completion of such transaction are not, immediately following completion of such transaction, the owners of at least a majority of the voting power of the surviving entity, (ii) a tender or exchange offer by any person or entity other than employee of the Company and/or his affiliates for 50 percent of the outstanding shares of the Company's common stock is successfully completed, (iii) the Company has sold all or substantially all of the Company's assets, (iv) during any period of 24 consecutive months, individuals who at the beginning of such period constituted the Board of Directors of the Company (together with any new or replacement directors whose election by the Board of Directors, or whose nomination for election, was approved by a vote of at least a majority of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for re-election was previously so approved) cease for any reason to constitute a majority of the directors then in office.

OPTION GRANTS IN LAST FISCAL YEAR. The following table provides the specified information concerning grants of options to purchase the Company's Common Stock made during the fiscal year ended December 31, 2000, to the persons named in the Summary Compensation Table.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                        Individual Grants
                    -------------------------------------------------------
                      Number of
                    Securities     % of Total
                    Underlying       Options    Exercise
                      Options      Granted to   or Base
                    Granted (1)   Employees in   Price        Expiration
Name                               Fiscal Year ($/Sh)(2)         Date
----                ------------- ------------ ---------   ----------------
Robert W. Moore      1,200,000(3)     20.6%     $0.70          June 1, 2010
                       500,000         8.6%      0.75      October 12, 2005

Rick D. Rhodes         950,000(3)     16.3%     $0.70          June 1, 2010
                       450,000         7.7%      0.75           May 1, 2006

Stephen K. Radusch     700,000(3)     12.0%     $0.70          June 1, 2010
                       300,000         5.2%      0.23           May 1, 2006
                       200,000         3.4%      0.75      October 12, 2005
-------------------

(1) All options vest in equal annual installments over a four-year period from the date of grant.
(2) The exercise price of each option was greater than or equal to the market value of the Company's common stock on the date of grant.
(3) Vesting of options is fully accelerated upon the earlier of (i) six months following the closing of the proposed transaction between the Company and Nextel Communications, Inc. and (ii) the date of termination of the officer's employment with the Company.

None of the persons named in the Summary Compensation Table exercised any stock options during the fiscal year ended December 31, 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 23, 2001, certain information regarding the beneficial ownership of shares of common stock held by (i) the Chief Executive Officer and each of the other executive officers of the Company that received a total salary and bonus in excess of $100,000 in the year ended December 31, 2000, (ii) each shareholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (iii) each director of the Company, and (iv) all directors and executive officers of the Company as a group.
                                                                 PERCENTAGE
          NAME AND ADDRESS OF          AMOUNT AND NATURE OF      BENEFICIALLY
          BENEFICIAL OWNER(1)        BENEFICIAL OWNERSHIP (2)      OWNED(3)
-----------------------------------  ------------------------  -----------------

Robert W. Moore                            2,461,766  (4)             5.3%
Rick D. Rhodes                               237,500  (5)                *
Stephen K. Radusch                           125,000  (6)                *
Janice H. Pellar                             327,000  (7)                *
Mark F. Sullivan                           1,040,798  (8)             2.2%
Joseph J. Finn-Egan                       29,527,567  (9)            44.5%
Gary L. Stanford                             327,000 (10)                *
Jeffrey A. Lipkin                         29,527,567 (11)            44.5%
Recovery Equity Investors II, L.P.
   555 Twin Dolphin Drive #185
   Redwood City, CA  94065                29,527,567 (12)            44.5 %
All directors and executive
   Officers as a group (8 persons)        34,046,631 (13)            49.1%
-------------------
*    Less than 1%

(1) The persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.
(2) A person is deemed to be the beneficial owner of a security if such person, directly or indirectly, has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnotes the named person has sole voting and investing power with respect to shares beneficially owned.
(3) Calculated on the basis of 45,700,172 shares of Common Stock outstanding as of April 23, 2001, except that shares of Common Stock underlying options or warrants exercisable within 60 days of April 23, 2001 are deemed outstanding for purposes of calculating the beneficial ownership of Common Stock of the holders of such options and warrants.
(4) Includes 1,037,500 shares of the Company's Common Stock subject to options exercisable within 60 days following April 23, 2001.
(5) Comprised of 237,500 shares of the Company's Common Stock subject to options exercisable within 60 days following April 23, 2001.
(6) Comprised of 125,000 shares of the Company's Common Stock subject to options exercisable within 60 days following April 23, 2001.
(7) Comprised of 327,000 shares of the Company's Common Stock subject to options exercisable within 60 days following April 23, 2001.
(8) Includes 935,798 shares of the Company's Common Stock subject to options and warrants exercisable within 60 days following April 23, 2001 held by the Sullivan Family Trust, of which Mr. Sullivan is a trustee.
(9) Comprised of (i) 8,854,662 shares of Common Stock owned by Recovery Equity Investors II, L.P. ("REI"); and (ii) 20,672,905 shares of Common Stock subject to warrants exercisable within 60 days following April 23, 2001. Mr. Finn-Egan, who is a Managing General Partner of REI and a member of the Company's Board of Directors, disclaims beneficial ownership of all securities of the Company held by REI.
(10) Comprised of 327,000 shares of the Company's Common Stock subject to options exercisable within 60 days following April 23, 2001.

(11) Comprised of (i) 8,854,662 shares of Common Stock owned by REI; and (ii) 20,672,905 shares of Common Stock subject to warrants exercisable within 60 days following April 23, 2001. Mr. Lipkin, who is a Managing General Partner of REI and a member of the Company's Board of Directors, disclaims beneficial ownership of all securities of the Company held by REI.
(12) Comprised of (i) 8,854,662 shares of Common Stock owned by REI; and (ii) 20,672,905 shares of Common Stock subject to warrants exercisable within 60 days following April 23, 2001.
(13) Includes 23,662,703 shares of the Company's Common Stock subject to options and warrants exercisable within 60 days following April 23, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into employment agreements with Robert W. Moore, Rick D. Rhodes and Stephen K. Radusch. See "Item 10. Executive Compensation".

During the years ended December 31, 2000 and 1999 the Company paid $24,000 and $1,749,315, respectively, to Private Equity Partners ("PEP") for professional services associated with equity and debt financings under a consulting agreement between the Company and PEP. Mark F. Sullivan, a Director of the Company, is an owner and managing partner of PEP.

On December 6, 1999, the Company re-priced 358,798 of warrants to purchase the Company's Common Stock from exercise prices ranging from $0.50 to $2.50 to an exercise price of $0.01. These warrants are held by the Sullivan Family Trust, of which Mark F. Sullivan is a trustee.

On January 21, 2000, the Company issued a warrant to purchase 250,000 shares of the Company's Common Stock at an exercise price of $0.21. This warrant is held by the Sullivan Family Trust, of which Mark F. Sullivan is a trustee.

On May 1, 1998, the Company and REI entered into a shareholders agreement which stipulated that the Company and each of the shareholders shall take all action necessary to cause the Board to consist of two directors to be designated by the REI shareholders, two directors designated by the Chief Executive Officer of the Company, and three independent directors.

On May 1, 1998, the Company and REI entered into a five year advisory agreement. The advisory agreement provides that REI shall devote such time and effort to the performance of providing consulting and management advisory services for the Company as deemed necessary by REI. The advisory agreement further provides that the Company is required to pay REI an annual consulting fee of $312,500 (less any dividends paid on the Company's Series C Preferred Stock during the preceding 12 months) beginning on May 1, 1999, which consulting fee is to be paid in equal monthly installments in advance.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                        Chadmoore Wireless Group, Inc.
                                        (formerly CapVest International, Ltd.)

                                        By: /s/ Stephen K. Radusch
                                            ------------------------------------
                                            Stephen K. Radusch
                                            Chief Financial Officer

                                            Date: April 27, 2001