Form 10QSB
period 2001-03-31
CHADMOORE WIRELESS GROUP INC
filed 2001-05-15
CIK 815755

================================================================================
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

AS OF MAY 4, 2001 ISSUER HAD 45,700,172 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [  ] No [X]
================================================================================

                                      INDEX
PART I - FINANCIAL INFORMATION                                                                                     PAGE

ITEM 1.  FINANCIAL STATEMENTS


            Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000                       3

            Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000 (unaudited)     4

            Consolidated Statements of Cash Flows for three months ended March 31, 2001 and 2000 (unaudited)         5

            Condensed Notes to Interim Consolidated Financial Statements                                            6-11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS                        12-15

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                                         16-18

SIGNATURES                                                                                                          19

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 2001 and December 31, 2000
                    (amounts in thousands, except share data)
                                                                                March 31,        December 31,
                                                                                   2001              2000
                                                                               (Unaudited)
                                                                              ---------------   ----------------
                                     ASSETS
    Current assets:
          Cash                                                                     $    271           $    108
          Accounts receivable, net                                                    1,041              1,097
          Other receivables, net                                                        354                188
          Inventory                                                                     496                496
          Other current assets                                                          135                 45
                                                                              ---------------   ----------------
                   Total current assets                                               2,297              1,934

    Property and equipment, net                                                      12,104             12,938
    Intangible assets, net                                                           33,962             33,963
    Other non-current assets, net                                                     2,712              2,909
                                                                              ---------------   ----------------
                                                                                   $ 51,075           $ 51,744
                                                                              ===============   ================

                    LIABILITIES, REDEEMABLE PREFERRED STOCK
                            AND SHAREHOLDERS' EQUITY

    Current liabilities:
          Current maturities of long-term debt                                     $ 12,447           $ 12,445
          Accounts payable and accrued liabilities                                    4,751              4,552
          Unearned revenue                                                              815                876
          Other current liabilities                                                      33                 33
                                                                              ---------------   ----------------
                   Total current liabilities                                         18,046             17,906
    Long-term debt                                                                   35,915             33,771
                                                                              ---------------   ----------------
                   Total liabilities                                                 53,961             51,677

    Minority interests                                                                1,241              1,171

    Commitments and contingencies Redeemable preferred stock:
          Series C, 4% cumulative, 10,119,614 shares issued and
             outstanding                                                              2,363              2,201
    Shareholders' deficit:
          Preferred stock, $.001 par value, authorized 40,000,000 shares               -                  -
          Common stock, $.001 par value, authorized 100,000,000 shares,
             45,183,743 and 40,683,118 shares issued and outstanding,
             respectively                                                                46                 46
          Additional paid-in capital                                                 69,377             69,539
          Deficit                                                                   (75,913)           (72,890)
                                                                              ---------------   ----------------

                   Total shareholders' deficit                                       (6,490)            (3,305)
                                                                              ---------------   ----------------
                   Total liabilities, minority interests, redeemable
                   preferred    stock and shareholders' deficit                    $ 51,075           $ 51,744
                                                                              ===============   ================

See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
               For the Three Months Ended March 31, 2001 and 2000
             (amounts in thousands, except share and per share data)

                                                                    March 31,           March 31,
                                                                       2001               2000
                                                                  ---------------    ----------------
Revenues:
        Service revenue                                               $  1,475            $  1,592
        Equipment sales and maintenance                                     20                 187
                                                                  ---------------    ----------------
           Total revenues                                                1,495               1,779
                                                                  ---------------    ----------------

Cost of sales:
        Cost of service revenue                                            556                 410
        Cost of equipment sales and maintenance                              7                 119
                                                                  ---------------    ----------------
           Total cost of sales                                             563                 529
                                                                  ---------------    ----------------

Gross margin                                                               932               1,250
                                                                  ---------------    ----------------

Operating expenses:
        Selling, general and administrative                              1,963               2,835
        Depreciation and amortization                                      600                 546
                                                                  ---------------    ----------------
           Total operating expenses                                      2,563               3,381
                                                                  ---------------    ----------------
Loss from operations                                                    (1,631)             (2,131)
                                                                  ---------------    ----------------

Other income (expense):
        Minority interest in earnings                                      (70)                (72)
        Interest expense, net                                           (1,329)             (1,239)
        Other                                                                7                  (9)
                                                                  ---------------    ----------------
                                                                        (1,392)             (1,320)
                                                                  ---------------    ----------------
Net loss                                                                (3,023)            ( 3,451)
Redeemable preferred stock dividend and accretion                         (162)               (113)
                                                                  ---------------    ----------------
Loss applicable to common shareholders                                $ (3,185)           $ (3,564)
                                                                  ===============    ================

Loss per share of Common Stock:
Loss applicable to common shareholders                                 $ (0.06)          $   (0.08)
                                                                  ===============    ================
Loss per share of Common Stock assuming dilution:
Loss applicable to common shareholders                                $  (0.06)          $   (0.08)
                                                                  ===============    ================
Basic and diluted weighted average shares outstanding                52,935,157          45,608,346
                                                                  ===============    ================

See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000
                             (amounts in thousands)

                                                                          March 31,           March 31,
                                                                            2001                2000
                                                                       ---------------     ---------------
Cash flows from operating activities:
     Net loss                                                              $ (3,023)           $ (3,451)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
             Minority interest                                                   70                  72
             Depreciation and amortization                                      600                 546
             Loss on sale of asset                                               30                  -
             Amortization of debt discount                                      118                 434
             Amortization of debt issuance costs                                197                  82
             Options and common stock issued for services                        -                  182
             Change in operating assets and liabilities:
                  Decrease (increase) in accounts receivable
                      and other receivables                                      52                (231)
                  Decrease in inventory                                          -                   25
                  Increase in deposits and prepaids                             (33)               (154)
                  (Decrease) increase in unearned revenues                      (61)                130
                  Increase (Decrease) in accounts payable and
                  accrued liabilities                                           199                (766)
                                                                       ---------------     ---------------
Net cash provided by (used in) operating activities                          (1,851)             (3,131)
                                                                       ---------------     ---------------

Cash flows from investing activities:
     Purchase of license options                                               (162)               (104)
     Purchases of property and equipment                                         (4)               (297)
     Proceeds from sale of assets                                               202                  -
     Change in other assets                                                      -                  (37)
                                                                       ---------------     ---------------
Net cash used in investing activities                                            36                (438)
                                                                       ---------------     ---------------

Cash flows from financing activities:
     Exercise of stock options                                                   -                  479
     Distribution of minority interests                                          -                  (59)
     Payments of long-term debt                                              (2,399)             (1,034)
     Proceeds from issuance of long-term debt                                 4,377                  -
                                                                       ---------------     ---------------
Net cash (used in) provided by financing activities                           1,978                (614)
                                                                       ---------------     ---------------

Net increase (decrease) in cash                                                 163              (4,183)
Cash at beginning of period                                                     108               5,603
                                                                       ---------------     ---------------

Cash at end of period                                                      $    271            $  1,420
                                                                       ===============     ===============

See Note 7 for supplemental disclosure on non-cash investing and financing activities. See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
     Condensed Notes to Unaudited Interim Consolidated Financial Statements
                                 March 31, 2001


NOTE 1 - BASIS OF PRESENTATION

The interim financial statements for the three-month period ended March 31, 2001 and March 31, 2000 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Form 10-KSB filed for the fiscal year ended December 31, 2000.

The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.


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

See "Note 4 - Management Plans" for additional discussion of the current business status.


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

Earnings per share for the three months ended March 31, 2000 have been restated to exclude warrants with nominal exercise prices which were not exercisable, as follows:

                                                           Three months ended
                                                             March 31, 2000
                                                           ------------------
Average shares outstanding as previously reported               56,552,519
Loss applicable to common shareholders as
previously reported                                                $(0.06)
Average shares outstanding as restated                          45,608,346
Loss applicable to common shareholders as restated                 $(0.08)

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


NOTE 4 - MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2001 and for the years ended December 31, 2000 and 1999, the Company has suffered recurring losses from operations and has a working capital deficiency of $15.7 million, $16.0 million and $7.3 million, respectively, that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In August 2000, the Company signed a definitive agreement and plan of reorganization with Nextel Communications, Inc. ("Nextel") under which Nextel would acquire substantially all of the Company's assets in a tax-free reorganization for approximately $160 million of Nextel's Class A common shares, subject to certain closing adjustments and limitations. The agreement and plan of reorganization is subject to the approval of the Company's shareholders and the satisfaction of customary closing conditions contained in the reorganization agreement, including receipt of all necessary regulatory approvals. The transaction is expected to close in the second half of 2001. Subsequent to the closing of this transaction, the Company is expected to be dissolved and all of its remaining assets, which will consist primarily of accounts receivable, inventory, office furniture and equipment, and analog equipment are expected to be liquidated.

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

On April 30, 2001, the closing price of Nextel's shares was $16.25. If Nextel's shares continue to trade at that level until the closing of the transaction, the value to be received by the Company in the transaction would be approximately $87.8 million less than the anticipated value based on Nextel's share price at the time that the reorganization agreement was signed. In addition, the transaction may not be tax-free to the Company if the transaction closes with Nextel shares trading at their current level. Although the Company's board of directors and its officers, directors and principal shareholders have signed agreements with Nextel to support the Nextel transaction, management of the Company is concerned that there may be a significant chance that the decline in the anticipated value of the transaction and the increased risk that the transaction would not be tax free to the Company would make the necessary approval of the Company's shareholders difficult to obtain.

The Company does not expect the closing of the proposed Nextel transaction to occur until the second half of 2001. Although there is still a possibility that Nextel's trading price could recover during the interim period, the Company has recently begun preliminary discussions with Nextel regarding the possibility of modifying the terms of the reorganization agreement so as to increase the likelihood both that the Company would be able to obtain tax-free treatment of the transaction and that the transaction would be approved by the Company's shareholders. As of the date of this report, no agreement has been reached between the Company and Nextel regarding any possible modifications, and the reorganization agreement remains in effect. Nextel is not required under the terms of the existing reorganization agreement to consent to any such modifications, and there can be no assurances that any such agreement will be reached in the future. Even if the Company and Nextel do agree to modify the terms of the reorganization agreement, there can be no assurances that the modified transaction would be completed on a tax-free basis, or at all, as the closing would still be subject to the approval of the Company's shareholders, the receipt of all necessary regulatory approvals and the satisfaction of other customary closing conditions.

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

The failure to consummate the proposed transaction with Nextel would have a material adverse effect on the Company and its operations. The Company would have to immediately seek another buyer or revert to its original analog business plan or a similar one based on a digital platform using Motorola's iDEN system for small markets. Under either scenario, the Company would have to seek additional capital and focus on those markets, approximately 95, where full-scale service has been implemented. In addition, the Company's contingency plan could include the sale of selected channels (with permission of the creditors, GATX and Barclays) and ceasing further system expansion in such markets. However, there can be no assurances that this or any of the Company's contingency plans would adequately address the aforementioned risks, or that the Company would ultimately attain profitability. Accordingly, the Company may not be able to find another buyer or raise additional capital and would be subject to the risks of a liquidation of its assets or bankruptcy.


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

The Company is required to maintain certain financial covenants related to the GATX and Barclays facilities. As of March 31, 2001, the Company was not in compliance with all of the covenants, however, as previously noted, GATX has agreed to waive all financial covenant violations. Barclays per its subordination agreement with GATX cannot act upon the financial covenant violations, subject to the waivers agreed to by GATX.

See "Note 4 - Management Plans" regarding the Barclays debt transaction.

NOTE 6 - EQUITY TRANSACTIONS

During the first quarter of 2001, the Company did not have any equity transactions.

During the first quarter of 2000, 960,625 shares of common stock were issued through the exercise of employee stock options with option prices between $0.24 and $0.51 per share. Additional equity transactions for 2000 are discussed in
Note 7 - Non Cash Activities.


NOTE 7 - NON CASH ACTIVITIES

During the three months ended March 31, 2001, the Company had the following non-cash and investing and financing activities (1) the director's and officer's insurance policy premium of $57,000 was financed over a three month period and the expense will be amortized over twelve months and (2) the Memphis land, building and furniture were sold with $162,000 of the proceeds being reserved into an escrow account.

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

During the quarters ended March 31, 2001 and 2000, the Company paid no cash for Federal income taxes. For the three months ended March 31, 2001 and 2000, the Company paid $1.1 million and $761,000, respectively, for interest.


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


NOTE 9- RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2001 and 2000, the Company paid $0 and $28,525, respectively to Private Equity Partners ("PEP"), for professional services associated with equity and debt financings. Mark F. Sullivan, a Director of the Company, is an owner and managing partner of PEP.

On March 6, 2000, the Company issued 105,000 shares of the Company's Common Stock to the Sullivan Family Trust, of which Mark F. Sullivan and his wife are the only trustees.

On May 1, 1998, the Company and Recovery Equity Investors ("Recovery") entered into an advisory agreement commencing on May 1, 1998 and ending on the fifth anniversary. The advisory agreement stipulates that Recovery shall devote such time and effort to the performance of providing consulting and management advisory services for the Company as deemed necessary by Recovery. The Company shall pay an annual consulting fee of

$312,500 beginning on May 1, 1999 which shall be paid in advance, in equal monthly installments, reduced by the Series C Preferred dividends paid in the preceding twelve months. Jeffrey A. Lipkin and Joseph J. Finn-Egan, managing partners for Recovery, are Directors of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following is a discussion of the consolidated financial condition and results of operations of Chadmoore Wireless Group, Inc., together with its subsidiaries (collectively "Chadmoore" or the "Company"), for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This discussion should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2000 (the "2000 Form 10-KSB").

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. These statements contain words such as "intends", "objectives", "planned", "future", "attainable", "opportunities", "growth" and "believes" and include statements regarding the Company's strategy, expectations with respect to the proposed Nextel transaction, efforts to obtain funding and equipment purchase commitments. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation, the risk that the proposed transaction with Nextel will not be completed or that it will not be completed on terms that are as favorable to the Company and its shareholders as the transaction that is currently proposed, regulatory delays or denials both in connection with the proposed transaction with Nextel and in connection with the Company's business generally, the lack of availability of sources of capital to fund the Company's operations and the repayment of the Company's significant outstanding debt in the event that the proposed transaction with Nextel is not completed, the lack of any presently established alternate purchaser of the Company's assets or other acquisition partner in the event that the transaction with Nextel is not completed, fluctuations in demand, loss of subscribers, the quality and price of similar or comparable wireless communications services, the existence of well-established competitors who have substantially greater financial resources and longer operating histories, adverse results in pending or threatened litigation, consequences of actions by the FCC, and general economic conditions and the risks discussed under "Business -Risk Factors" in the 2000 Form 10-KSB.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

Total revenues decreased 16.0% to $1.5 million during the first quarter of 2001, compared to $1.8 million in the same period in 2000. Service revenues decreased 7.3%, to $1.5 million during the first quarter of 2001 as compared to $1.6 million for the comparable period in 2000. Equipment sales and maintenance decreased 89.3% to $20,000 for the three months ended March 31, 2001 compared to $0.2 million in 2000.

As a result of the announced asset sale transaction with Nextel, subscriber units have decreased from approximately 41,700 units at December 31, 2000 to 37,000 units as of March 31, 2001. Though management expects the proposed transaction with Nextel to result in some loss of current customers, it cannot assess at this time what the financial impact of this loss will be with regards to future revenues.

Cost of service revenue for the three months ended March 31, 2001 was $556,000 compared to $410,000 for the same period in 2000, an increase of $146,000 or 35.6%. The increase is primarily attributable to increased site rent costs and increased utility costs. Cost of equipment sales and maintenance revenue was $7,000 for the first three months of 2001 compared to $119,000 for the first quarter of 2000.

Gross margin for the first quarter of 2001 was 62.3% as compared to 70.3% for the first quarter of 2000, primarily reflecting the decrease in revenue as well as increased cost of sales.

Selling, general and administrative expenses decreased to $2.0 million for the three months ended March 31, 2001 compared to $2.8 million for the same period in 2000, a decrease of $872,000 or 30.8%. Salaries, wages and benefits expense (a component of selling, general and administrative expenses) decreased to $616,000 for the three months ended March 31, 2001, compared to $1.2 million for the three months ended March 31, 2000, a decrease of $584,000 or 48.7%. Much of this decrease is related to personnel reductions in operational areas and direct sales due in part to the proposed Nextel transaction and expected subsequent liquidation of the Company. Excluding salaries, wages and benefits, other selling, general and administrative expenses decreased by $326,000 or 19.5% compared to the prior year, primarily due to decreases in advertising and marketing expenses, and expenses related to the direct sales force which were partially offset by increased legal and accounting costs associated with the proposed Nextel transaction.

Depreciation and amortization expense increased to $600,000 for the first quarter of 2001 compared to $546,000 in the first quarter of 2000, an increase of $54,000 or 9.9%, reflecting additional licenses and infrastructure equipment placed in service during the last twelve months of operations.

Interest expense, net of interest income, increased $90,000 or 7.3%, to $1.3 million for the first quarter of 2001 compared to $1.2 million for the same period in 2000, reflecting higher debt balances associated with the GATX Facility and the Barclays debt transaction.

The Company's net loss decreased to $3.0 million for the three months ended March 31, 2001 compared to $3.5 million for the same period in 2000, a decrease of $428,000 or 12.4% reflecting primarily a reduction in personnel costs as a result of changes to the Company's business plan, due in part to the Nextel transaction.

Loss per share for the three months ended March 31, 2001 was $0.06 compared to a loss of $0.08 for the three months ended March 31, 2000.


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

Net cash used in operating activities during the first quarter of 2001 was $1.9 million as compared to $3.1 million for the comparable period in 2000, a decrease of $1.2 million or 40.9%. The decrease in net cash used in operating activities consisted primarily of a $1.2 million increase in accounts payable and accrued liabilities during the first quarter of 2001 as compared to the first quarter of 2000, primarily as a result of expenses incurred but not paid related to the Nextel transaction.

Net cash provided by investing activities was $36,000 in the first quarter of 2001 compared to net cash used of $438,000 during the first quarter of 2000. Capital expenditures in 2001 have been minimal compared to $297,000 for the first quarter of 2000. The sale of the Memphis facility provided a net increase in investment cash for the 2001 quarter as net proceeds of $202,000 offset $162,000 in purchases of license options.

Net cash provided by financing activities was $2.0 million for the first quarter of 2001 compared to a use of funds of $614,000 for the quarter ended March 31, 2000. Proceeds of $4.4 million were drawn in the first quarter of 2001 on the Barclay's debt transaction with $2.4 million being used to pay debt.

In August 2000, the Company signed a definitive agreement and plan of reorganization with Nextel Communications, Inc. ("Nextel") under which Nextel would acquire substantially all of the Company's assets in a tax-free reorganization for approximately $160 million of Nextel's Class A common shares, subject to certain closing adjustments and limitations. The actual number of Nextel shares to be received by the Company is to be determined in accordance with a formula based on the trading price of Nextel's shares immediately prior to the closing that was negotiated between the Company and Nextel in August 2000. Due to the recent decline in the trading price of Nextel's shares, if Nextel's shares continue to trade at that level until the closing of the transaction, the value to be received by the Company in the transaction would be approximately $87.8 million less than the anticipated value based on Nextel's share price at the time that the reorganization agreement was signed. In addition, the transaction may not be tax-free to the Company if the transaction closes with Nextel's shares trading at their current level. Although the Company's board of directors and its officers, directors and principal shareholders have signed agreements with Nextel to support the Nextel trans-action, management of the Company is concerned that there may be a significant chance that the decline in the anticipated value of the transaction and the increased risk that the transaction would not be tax free to the Company would make the necessary approval of the Company's shareholders difficult to obtain.

The Company does not expect the closing of the proposed Nextel transaction to occur until the second half of 2001. Although there is still a possibility that Nextel's trading price could recover during the interim period, the Company has recently begun preliminary discussions with Nextel regarding the possibility of modifying the terms of the reorganization agreement so as to increase the likelihood both that the Company would be able to obtain tax-free treatment of the transaction and that the transaction would be approved by the Company's shareholders. As of the date of this report, no agreement has been reached between the Company and Nextel regarding any possible modifications, and the reorganization agreement remains in effect. Nextel is not required under the terms of the existing reorganization agreement to consent to any such modifications, and there can be no assurances that any such agreement will be reached in the future. Even if the Company and Nextel do agree to modify the terms of the reorganization agreement, there can be no assurances that the modified transaction would be completed on a tax-free basis, or at all, as the closing would still be subject to the approval of the Company's shareholders, the receipt of all necessary regulatory approvals and the satisfaction of other customary closing conditions.

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

In connection with the Nextel reorganization agreement, the Company arranged to borrow up to an aggregate of $32.5 million from Barclays Bank PLC in order to pay amounts due under the Company's existing credit facility and finance the Company's interim operations. In the event that the Nextel reorganization agreement is terminated, Barclays' obligation to continue advancing funds to the Company will cease as of the date of such termination, and the principal balance of the interim financing will have to be repaid by the Company on or before June 30, 2002. As of March 31, 2001, the Company had drawn $ 15.3 million on the Barclay's facility. Accordingly, in the event of the termination of the Nextel agreement, the Company anticipates that the proceeds from the interim funding will not be sufficient to satisfy the Company's contemplated cash requirements for more than 60 days beyond the date of such termination subject to successful negotiation for temporary arrangements with company lenders. There can be no assurance that the Company would be able to locate such funding or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. In addition, given the unique nature of the Company's assets, there can be no assurance that another purchaser of its assets or acquisition partner could be located or that an agreement with any such purchaser or partner could be negotiated on terms that would be acceptable to the Company and its shareholders. If the Company is unable to obtain additional financing or enter into an alternative transaction with another purchaser or acquisition partner, it will likely be required to cease its
operations.                             14

The failure to consummate the proposed Nextel transaction would have a material adverse effect on the Company and its operations. The Company would have to immediately seek another buyer or revert to its original analog business plan or a similar one based on a digital platform. Under either scenario, the Company would have to seek additional capital and focus on those markets, approximately 95, where full-scale service has been implemented. In addition, the Company's contingency plan could include the sale of selected channels (with permission of the creditors, GATX and Barclays) and ceasing further system expansion in such markets. However, there can be no assurances that this or any of the Company's contingency plans would adequately address the aforementioned risks, or that the Company would ultimately attain profitability. Accordingly, the Company may not be able to find another buyer or raise additional capital and would be subject to the risks of a liquidation of its assets or bankruptcy.


ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2001, all the Company's long term debt bears fixed interest rates, however, the fair market value of this debt is sensitive to changes in prevailing interest rates. The Company runs the risk that market rates will decline and the required payments will exceed those based on the current market rate. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

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

On March 26, 2001, the Federal Communications Commission released an Order denying Chadmoore's Application for Review; and, the Company has now exhausted the appeal process in this matter at the Commission. Accordingly, the only avenue of appeal remaining to the Company was the filing of a petition at the United States Court of Appeals for the District of Columbia Circuit. The Company had a statutorily-provided thirty (30) day period from the FCC's decision release in which to consider its position and file a court appeal. Company Management has diligently reviewed this matter and has consulted with outside Litigation and FCC Counsel to review the decision in detail. Company management has completed an analysis as to whether the Company should pursue a further appeal. Among numerous other considerations, Management and Counsel have considered and weighed the possibility of various factual and legal approaches to be employed in such an appeal, as well the potential prospects of success for an appeal and the legal costs involved. Management's decision-making process also considered the relative harshness of the tone of the Commission's dismissal indicating continued likely vigorous opposition on the part of the Commission to any further attempts by the Company to retrieve these licenses through the appellate court process. Based on its analysis and substantial input from outside counsel, Management has chosen not to further appeal this decision; and thus, the underlying licenses which were the subject matter of the appeal have now been cancelled permanently by the Commission and will remain in that status, as the Company plans no further appeal efforts.


B. OTHER LEGAL PROCEEDINGS

Pursuant to the Federal Communication Commission's ("FCC") general jurisdiction over telecommunications activities, the Company is involved in pending matters before the FCC, which could result in rule changes of general applicability and which may ultimately affect the Company's operations.

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

                                    Date: May 14, 2001