Form 10QSB
period 2001-06-30
CHADMOORE WIRELESS GROUP INC
filed 2001-08-14
CIK 815755

================================================================================

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

    (Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       or

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______________ to _______________

                         Commission File Number: 0-20999

                         CHADMOORE WIRELESS GROUP, INC.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

                 COLORADO                                 84-1058165
         ------------------------                      ----------------
      (State of other jurisdiction of                  (I.R.S. Employer
      Incorporation or organization)                  Identification No.)

            2875 EAST PATRICK LANE, SUITE G, LAS VEGAS, NEVADA 89120
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 740-5633
                           ---------------------------
                           (Issuer's telephone number)

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

AS OF AUGUST 10, 2001 ISSUER HAD 45,700,172 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [  ] No [X]
================================================================================

================================================================================

                                      INDEX


   PART I - FINANCIAL INFORMATION                                                                         PAGE
   ITEM 1.  FINANCIAL STATEMENTS

               Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000            3

               Consolidated Statements of Operations for the three and six months ended June 30, 2001       4
                and 2000 (unaudited)

               Consolidated Statements of Cash Flows for six months ended June 30, 2001 and 2000            5
                (unaudited)

               Condensed Notes to Interim Consolidated Financial Statements                                6-10

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   PLAN OF OPERATIONS                                                                                     11-14

   PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS                                                                                15

   ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K                                                         15

   SIGNATURES                                                                                                16


                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                                                 June 30,        December 31,
                                                                                   2001              2000
                                                                               (Unaudited)
                                                                              ---------------   ----------------
                                     ASSETS
    Current assets:
          Cash                                                                  $    1,360         $      108
          Accounts receivable, net                                                     824              1,097
          Other receivables, net                                                       191                188
          Inventory                                                                    492                496
          Other current assets                                                         139                 45
                                                                              ---------------   ----------------
                   Total current assets                                              3,006              1,934

    Property and equipment, net                                                     11,627             12,938
    Intangible assets, net                                                          33,969             33,963
    Other non-current assets, net                                                    3,516              2,909
                                                                              ---------------   ----------------
                   Total assets                                                 $   52,118       $     51,744
                                                                              ===============   ================

                    LIABILITIES, REDEEMABLE PREFERRED STOCK
                           AND SHAREHOLDERS' DEFICIT

    Current liabilities:
          Current maturities of long-term debt                                   $  33,584       $     12,445
          Accounts payable and accrued liabilities                                   5,382              4,552
          Unearned revenue                                                             695                876
          Other current liabilities                                                     33                 33
                                                                              ---------------   ----------------
                   Total current liabilities                                        39,694             17,906
    Long-term debt                                                                  18,501             33,771
                                                                              ---------------   ----------------
                   Total liabilities                                                58,195             51,677

    Minority interests                                                               1,195              1,171

    Commitments and contingencies

    Redeemable preferred stock:
          Series C, 4% cumulative, 10,119,614 shares issued and
             outstanding                                                             2,628              2,201
    Shareholders' deficit:
          Preferred stock, $.001 par value, authorized 40,000,000 shares               -                  -
          Common stock, $.001 par value, authorized 100,000,000 shares,
             45,700,172 shares issued and outstanding,                                  46                 46
          Additional paid-in capital                                                69,112             69,539
          Accumulated deficit                                                      (79,058)           (72,890)
                                                                              ---------------   ----------------

                   Total shareholders' deficit                                      (9,900)            (3,305)
                                                                              ---------------   ----------------
                   Total liabilities, minority interests, redeemable
                   preferred    stock and shareholders' deficit                 $   52,118       $     51,744
                                                                              ===============   ================

See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
             (amounts in thousands, except share and per share data)

                                              For the Three Months ended       For the Six Months Ended
                                              --------------------------       ------------------------
                                               June 30         June 30          June 30         June 30
                                                 2001            2000            2001             2000
                                                 ----            ----            ----             ----
Revenues:
        Service revenue                       $   1,243       $   1,725        $   2,718       $   3,316
        Equipment sales and maintenance              23             232               43             419
                                            --------------- --------------- ---------------- ---------------
           Total revenues                         1,266           1,957            2,761           3,735
                                            --------------- --------------- ---------------- ---------------

Cost of sales:
        Cost of service revenue                     553             482            1,109             892
        Cost of equipment sales
          and maintenance                             9             106               15             224
                                            --------------- --------------- ---------------- ---------------
           Total cost of sales                      562             588            1,124           1,116
                                            --------------- --------------- ---------------- ---------------

Gross margin                                        704           1,369            1,637           2,619
                                            --------------- --------------- ---------------- ---------------

Operating expenses
        Selling, general and administrative       1,831           2,845            3,795           5,680
        Depreciation and amortization               599             554            1,199           1,100
                                            --------------- --------------- ---------------- ---------------
           Total operating expenses               2,430           3,399            4,994           6,780
                                            --------------- --------------- ---------------- ---------------
Loss from operations                             (1,726)         (2,030)          (3,357)         (4,161)
                                            --------------- --------------- ---------------- ---------------

Other expense:
        Minority interest in earnings               (59)            (58)            (128)           (130)
        Interest expense, net                    (1,353)         (1,207)          (2,682)         (2,446)
        Other                                        (8)            (16)              (1)            (25)
                                            --------------- --------------- ---------------- ---------------

Net loss                                         (3,146)         (3,311)          (6,168)         (6,762)
Redeemable preferred stock
  dividend and accretion                           (265)           (209)            (427)           (323)
                                            --------------- --------------- ---------------- ---------------

Loss applicable to common shareholders        $  (3,411)      $  (3,520)       $  (6,596)      $  (7,085)
                                            =============== =============== ================ ===============

Basic and diluted loss per share of
  Common Stock:
Loss applicable to common shareholders        $   (0.06)     $    (0.07)      $    (0.12)     $    (0.14)
                                            =============== =============== ================ ===============

Basic and diluted weighted
  average shares outstanding                  52,935,157     52,547,217       52,935,157      50,496,525
                                            =============== =============== ================ ===============

See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                             (amounts in thousands)
                                                                            For the six months ended
                                                                          June 30,            June 30,
                                                                            2001                2000
                                                                       ---------------     ---------------
Cash flows from operating activities:
     Net loss                                                             $ (6,168)           $ (6,762)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
             Minority interest                                                 128                 130
             Depreciation and amortization                                   1,199               1,100
             Loss on sale of assets                                              5                 -
             Amortization of debt discount                                     223                 813
             Amortization of debt issuance costs                               393                 159
             Options and common stock issued for services                       -                  217
             Change in operating assets and liabilities:
                  Decrease (increase) in accounts receivable
                      and other receivables                                    255                (323)
                  Decrease (increase) in inventory                               4                 (61)
                  Increase in deposits and prepaids                             -                 (219)
                  Decrease (increase) in unearned revenues                    (181)                387
                  Increase (decrease) in accounts payable and
                  accrued liabilities                                         (170)                922
                  Increase in other current liabilities                        -                   755
                                                                       ---------------     ---------------
Net cash used in operating activities                                       (4,312)             (2,882)
                                                                       ---------------     ---------------

Cash flows from investing activities:
     Purchase of license options                                              (240)               (108)
     Proceeds from sale of assets                                              389                 -
     Purchases of property and equipment                                        (4)               (434)
     Change in other assets                                                     -                  (71)
                                                                       ---------------     ---------------
Net cash provided by (used in) investing activities                            145                (613)
                                                                       ---------------     ---------------

Cash flows from financing activities:
     Increase in debt issuance costs                                            -                  (24)
     Exercise of stock options                                                  -                  491
     Distribution of minority interests                                        (99)               (182)
     Payments of long-term debt                                             (3,190)             (1,911)
     Proceeds from issuance of long-term debt                                8,708                 404
                                                                       ---------------     ---------------
Net cash provided by (used in) financing activities                          5,419              (1,222)
                                                                       ---------------     ---------------

Net increase (decrease) in cash                                              1,252              (4,717)
Cash at beginning of period                                                    108               5,603
                                                                       ---------------     ---------------

Cash at end of period                                                     $  1,360              $  866
                                                                       ===============     ===============

See Note 7 for supplemental disclosure on non-cash investing and financing activities.

See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
     Condensed Notes to Unaudited Interim Consolidated Financial Statements
                                  June 30, 2001


NOTE 1 - BASIS OF PRESENTATION

The interim financial statements for the three and six months ended June 30, 2001 and June 30, 2000 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Form 10-KSB filed for the fiscal year ended December 31, 2000.

The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - DESCRIPTION OF BUSINESS

Chadmoore Wireless Group, Inc., together with its subsidiaries (collectively "Chadmoore"), is one of the largest holders of frequencies in the United States in the 800 megahertz ("MHz") band for commercial specialized mobile radio ("SMR") service. Chadmoore's operating territory covers approximately 55 million people in 180 markets, primarily in secondary and tertiary cities throughout the United States ("Operating Territory"). Chadmoore also entered the 900 MHz market with the completion of its purchase of 16 ten-channel wide-area licenses in seven Metropolitan Trading Areas ("MTA's") during 2000. Also known as dispatch, one-to-many, or push-to-talk, Chadmoore's commercial SMR service provides reliable, cost-effective, real-time voice communications for cost-conscious companies with mobile workforces that have a need to frequently communicate with their entire fleet, discrete subgroups or individuals of their fleet. For a flat fee averaging approximately $15 per radio per month, customers enjoy unlimited air time for communicating instantaneously with their chosen fleets or subgroups.

See "Note 4 - Management Plans" for additional discussion of the current business status.


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

LOSS PER SHARE

Chadmoore has applied the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per share includes the effect of dilutive common stock equivalents.

REVENUE RECOGNITION

Chadmoore recognizes revenue from radio dispatch and telephone interconnect services based on monthly access charges per radio, plus in the case of telephone interconnect service, revenue is recognized based on air time charges as used. Revenue is also recognized from equipment maintenance upon acceptance by the customer of the work completed as well as from the sale of equipment when delivered.

INTANGIBLE ASSETS

Intangible assets consist of FCC licenses and rights to acquire FCC licenses, which are recorded at cost and are authorized by the Federal Communications Commission ("FCC") and allow the use of certain communications frequencies. FCC licenses have a primary term of five or ten years and are renewable for additional five-year or ten-year periods for a nominal FCC processing fee. Although there can be no assurance that the licenses will be renewed, Management expects that the licenses will be renewed as they expire. FCC licenses are amortized using the straight-line method over 20 years and FCC renewal fees are amortized using the straight-line method over 5 years. Chadmoore evaluates the recoverability of FCC licenses by determining whether the unamortized balance of this asset is expected to be recovered over its remaining life through projected undiscounted operating cash flows.

NOTE 4 - MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared assuming that Chadmoore will continue as a going concern. For the six months ended June 30, 2001 and for the years ended December 31, 2000 and 1999, Chadmoore has suffered recurring losses from operations and has a working capital deficiency of $36.7 million, $16.0 million and $7.3 million, respectively, that raise substantial doubt about Chadmoore's ability to continue as a going concern. Management's plans in regard to these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In August 2000, Chadmoore signed a definitive agreement and plan of reorganization with Nextel under which Nextel would acquire substantially all of Chadmoore's assets in a tax-free reorganization for shares of Nextel's Class A common shares, subject to certain closing adjustments and limitations, including shareholder approval and receipt of all necessary regulatory approvals.

The reorganization agreement provided for Chadmoore to receive up to $160 million worth of Nextel's Class A common stock, subject to certain closing adjustments and limitations. These closing adjustments and limitations include, among other things, adjustments for interim funding provided to Chadmoore pending the closing and adjustments depending on which of Chadmoore's assets are actually delivered at the closing. The actual number of Nextel shares to be received by Chadmoore was to be determined in accordance with a formula that was negotiated between Chadmoore and Nextel in August 2000. That formula generally provides for the number of shares to be determined by dividing the adjusted purchase price by the average daily closing price of Nextel's shares as quoted by The Nasdaq National Market for the 20 trading days immediately preceding the closing date of the transaction. The reorganization agreement further provided for additional adjustments to the adjusted purchase price in the event that the calculated average daily closing price was more than 20 percent higher or more than 20 percent lower than $57.1656, the closing price of Nextel's shares on the date that the reorganization agreement was signed. In addition, if the calculated average daily closing price was more than 35% lower than $57.1656, then the number of Nextel shares to be received by Chadmoore was calculated as if the average daily closing price was 35% lower than $57.1656, although in that event Chadmoore could elect to terminate the reorganization agreement unless Nextel subsequently elected to deliver additional Nextel shares at the closing calculated based on the actual average daily closing price. Nextel had no obligation to increase the number of Nextel shares.

By late 2000, the Nextel stock price had declined substantially and thereafter remained at relatively low levels. As a result, Chadmoore believed it unlikely that its stockholders would approve the transaction because the value of the Nextel shares to be delivered to Chadmoore was substantially less than anticipated. As a result, on June 29, 2001, Chadmoore and Nextel amended the agreement and plan of reorganization to reduce the aggregate consideration to approximately $130 million of Nextel's Class A common shares, subject to certain closing adjustments and limitations. If the Nextel closing price is less than or equal to $10 per share at the closing of the transaction, then at Nextel's election, they have the option to close the transaction with cash rather than shares. However, if Nextel makes the election, then Chadmoore has the right to require Nextel to deliver Nextel shares equal to the closing price less closing adjustment and limitation divided by $10. The agreement and plan of reorganization remains subject to the approval of Chadmoore's stockholders and the satisfaction of customary closing conditions contained in the agreement and plan of reorganization, including receipt of all necessary regulatory approvals. Subsequent to the closing of this transaction, Chadmoore will be dissolved and all of its remaining assets will be liquidated.

Chadmoore expects the closing of the proposed Nextel transaction to occur during the last quarter of 2001. Even though Chadmoore and Nextel have modified the terms of the reorganization agreement, there can be no assurances that the modified transaction would be completed on a tax-free basis or at all.

Due in part to the anticipation of closing the transaction with Nextel, Chadmoore made significant changes in its business plan during the second half of 2000 by scaling back its marketing and development activities and eliminating its direct sales force in an effort to reduce operating expenses. Chadmoore also began to explore opportunities to dispose of Chadmoore's assets that are not proposed to be acquired by Nextel which will consist primarily of accounts receivable, inventory, office furniture and equipment and analog radio equipment. In the event that the proposed transaction with Nextel is not completed, Chadmoore will have to either attempt to obtain additional capital in order to pay off its debts and resume business operations or locate another purchaser of its assets or acquisition partner.

In connection with the Nextel reorganization agreement, Chadmoore arranged to borrow up to an aggregate of $32.5 million from Barclays Bank PLC in order to pay amounts due under its existing credit facility and finance its interim operations. In the event that the Nextel reorganization agreement is terminated, Barclays' obligation to continue advancing funds to Chadmoore will cease as of the date of such termination, and the principal balance of the interim financing will have to be repaid by Chadmoore on or before June 30, 2002. In conjunction with the amendment of its credit facility with GATX, and as additional consideration for the payment deferral, (see Note 5 - Debt) Chadmoore purchased from Barclays Bank PLC an irrevocable standby letter of credit in the face amount of $2.7 million in favor of GATX. To facilitate this issuance, the agreement with Barclays was amended on June 29, 2001 to reduce the total availability to $30.9 million. Accordingly, in the event of the termination of the Nextel agreement, Chadmoore anticipates that the proceeds from the interim funding will not be sufficient to satisfy its contemplated cash requirements for more than 60 days beyond the date of such termination subject to successful negotiation for temporary arrangements with its lenders. There can be no assurance that Chadmoore will be able to locate such funding or that additional financing will be available to Chadmoore when needed, on commercially reasonable terms, or at all. In addition, given the unique nature of Chadmoore's assets, there can be no assurance that another purchaser of its assets or acquisition partner could be located or that an agreement with any such purchaser or partner could be negotiated on terms that would be acceptable to Chadmoore and its shareholders. If Chadmoore is unable to obtain additional financing or enter into an alternative transaction with another purchaser or acquisition partner, it will likely be required to cease its operations.

The failure to consummate the proposed Nextel transaction would have a material adverse effect on Chadmoore and its operations. Chadmoore would have to immediately seek another buyer or revert to its original analog business plan or a similar one based on a digital platform. Under either scenario, Chadmoore would have to seek additional capital and focus on those markets, about 95, where full-scale service has been implemented. In addition, Chadmoore's contingency plan could include the sale of selected channels (with permission of the creditors, GATX and Barclays) and ceasing further system expansion in such markets. However, there can be no assurances that this or any of Chadmoore's contingency plans would adequately address the aforementioned risks, or that it would ultimately attain profitability. Accordingly, Chadmoore may not be able to find another buyer or raise additional capital and would be subject to the risks of a liquidation of its assets or bankruptcy.


NOTE 5 - DEBT

During 1999, pursuant to a loan facility with GATX Capital Corporation ("GATX Facility'), Chadmoore borrowed $26.6 million from GATX Capital Corporation ("GATX") leaving approximately $400,000 available for future borrowings at the sole and absolute discretion of GATX, subject to substantially the same terms as the previous borrowings. Loans were made at an interest rate fixed at the time of the funding based on five-year US Treasury notes plus 5.5% and payable over five-years following a 16 month interest only period. Quarterly principal payments of approximately $1.35 million were to commence June 30, 2000.

Warrants to purchase up to 1,822,500 shares of Chadmoore's Common Stock at an exercise price of $0.39 per share were also issued to the Lender ("GATX Warrants"). The loan is secured by substantially all the assets of Chadmoore.

On June 10, 1999, Chadmoore entered into an Amendment to the GATX Facility ("Amendment"). The Amendment, among other things, delayed certain financial covenants, extended the option period to make available funds from 120 days to 150 days and amended the collateral value to loan ratio from 2 to 1 to 1.5 to 1. Chadmoore also restated the exercise price of the GATX Warrants from $0.39 to $0.01 per share of Chadmoore's Common Stock. In connection with the Amendment, Chadmoore has recognized a debt discount related to the GATX Warrants of $608,350, which represents the intrinsic value, which is not materially different from the fair value, of the GATX Warrants on the date of the Amendment. This discount is being amortized to interest expense using the effective interest method over the life of the loan.

On June 30, 2000, GATX agreed to refrain from exercising remedies under the loan facility until July 28, 2000 as a result of failure by Chadmoore to make principal and interest payments due on June 30, 2000. On July 27, 2000, GATX agreed to continue to refrain from exercising remedies under the loan facility until August 15, 2000 as a result of Chadmoore's inability to make principal and interest payments due on June 30, 2000.

In order to facilitate the Nextel transaction, Chadmoore reached an agreement with GATX to amend the GATX Facility. Chadmoore agreed to pay GATX a fee of $1.35 million for (a) the ability to prepay the loan facility concurrent with the close of its transaction with Nextel, (b) the receipt of all consents and covenant waivers reasonable to facilitate the closing of the Nextel transaction,
(c) the grant to Nextel, or a third party induced by Nextel, of a second lien on all assets to secure cash advances to Chadmoore of up to about $32.5 million, and (d) the option to pay the fee for the above concessions in cash or stock. Depending on the performance of Nextel shares, the fee could be adjusted upward to an amount not to exceed $1.62 million.

Chadmoore is required to maintain certain financial covenants related to the GATX and Barclays facilities. As of June 30, 2001, Chadmoore was not in compliance with all of the covenants, however, as previously noted, GATX has agreed to waive all financial covenant violations. Barclays per its subordination agreement with GATX cannot act upon the financial covenant violations, subject to the waivers agreed to by GATX.

On June 29, 2001, Chadmoore and GATX agreed to defer the quarterly principal payments due on or about June 30, 2001 and September 30, 2001, until the earliest of December 31, 2001 or the closing of the asset sale to Nextel. In consideration for the payment deferral, Chadmoore agreed to pay to GATX a fee of $1 million, to be paid on the earliest of December 31, 2001 or the closing of the asset sale to Nextel. In conjunction with the amendment of its credit facility with GATX, and as additional consideration for the payment deferral, Chadmoore purchased from Barclays Bank PLC an irrevocable standby letter of credit in the face amount of $2.7 million in favor of GATX.

See "Note 4 - Management Plans" regarding the Barclays debt transaction.


NOTE 6 - EQUITY TRANSACTIONS

During the first six months of 2001, Chadmoore did not have any equity transactions.

During the first and second quarters of 2000, 960,625 and 23,750 shares, respectively, of common stock were issued through the exercise of employee stock options with option prices between $0.24 and $0.51 per share. Additional equity transactions for 2000 are discussed in Note 7 - Non Cash Activities.

NOTE 7 - NON CASH ACTIVITIES

During the six months ended June 30, 2001, Chadmoore had the following non-cash and investing and financing activities (1) the director's and officer's insurance policy premium of $57,000 was financed over a three month period with the expense being amortized over twelve months (2) the financing of the general insurance premium of $36,188 was financed over nine months with the expense being amortized over twelve months (3) $63,172 of debt being incurred for the purchase of FCC licenses and/or license options, (4) $5,500 in receivables that was offset against partnership interests, (5) $10,000 in accounts receivable that was offset to debt and (6) $1 million in additional fees that were accrued as a result of the GATX amendment (see Note 5 - Debt).

During the six months ended June 30, 2000, Chadmoore had the following non-cash investing and financing activities: (1) issuance of 1,500,000 shares of common stock for common stock subscribed that was outstanding as of December 31, 1999 in the amount of $304,650, (2) purchase of FCC licenses with debt, prior to discount, in the amount of $444,398, (3) issuance of 2,317,679 shares of common stock in payment of debt in the amount of $711,000 and accrued interest in the amount of $425,000, (4) issuance of 210,000 shares of stock for services rendered and (5) issuance of $328,000 in debt to refinance existing debt and accounts payable.

During the quarters ended June 30, 2001 and 2000, Chadmoore paid no cash for Federal income taxes. For the three months ended June 30, 2001 and 2000, Chadmoore paid $1.1 million and $1.5 million, respectively, for interest.


NOTE 8- PURCHASE COMMITMENT

In October 1996, Chadmoore signed a purchase agreement with Motorola to purchase approximately $10 million of Motorola radio communications equipment, including Motorola Smartnet II trunked radio systems. Such purchase agreement required that the equipment be purchased within 30 months of its effective date. On March 10, 1998, Chadmoore received an extension from 30 months to 42 months from the effective dates thereof. As of March 6, 2000 Chadmoore has purchased approximately $6.5 million toward this purchase commitment. On May 4, 2000 Chadmoore negotiated an extension to the agreement to extend it to July 2001. Chadmoore did not purchase the additional $4.0 million of radio communications equipment before July 26, 2001, and is obligated to reimburse Motorola for previous discounts of approximately $331,000.


NOTE 9- RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2001 and 2000, Chadmoore paid $0 and $28,525, respectively to Private Equity Partners ("PEP"), for professional services associated with equity and debt financings. Mark F. Sullivan, a Director of Chadmoore, is an owner and managing partner of PEP.

On March 6, 2000, Chadmoore issued 105,000 shares of Chadmoore's Common Stock to the Sullivan Family Trust, of which Mark F. Sullivan and his wife are the only trustees.

On May 1, 1998, Chadmoore and Recovery Equity Investors ("Recovery") entered into an advisory agreement commencing on May 1, 1998 and ending on the fifth anniversary. The advisory agreement stipulates that Recovery shall devote such time and effort to the performance of providing consulting and management advisory services for Chadmoore as deemed necessary by Recovery. Chadmoore shall pay an annual consulting fee of $312,500 beginning on May 1, 1999 which shall be paid in advance, in equal monthly installments, reduced by the Series C Preferred dividends paid in the preceding twelve months. Jeffrey A. Lipkin and Joseph J. Finn-Egan, managing partners for Recovery, are Directors of Chadmoore.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following is a discussion of the consolidated financial condition and results of operations of Chadmoore Wireless Group, Inc., together with its subsidiaries (collectively "Chadmoore"), for the three and six months ended June 30, 2001 compared to the same periods in 2000. This discussion should be read in conjunction with Chadmoore's annual report on Form 10-KSB for the year ended December 31, 2000 (the "2000 Form 10-KSB").

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Chadmoore believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. Chadmoore cautions investors that any forward-looking statements made by Chadmoore are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation, fluctuations in demand, loss of subscribers, the quality and price of similar or comparable wireless communications services, well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to complete intended market roll-out, access to sources of capital, adverse results in pending or threatened litigation, consequences of actions by the FCC, and general economics. See the 2000 Form 10-KSB.

RESULTS OF OPERATIONS

Total revenues for the second quarter of 2001 were $1.3 million compared to $2.0 million for the same period in 2000, a decrease of $0.7 million or 35.3%. Year-to-date revenues for 2001 and 2000 were $2.8 million and $3.7 million, respectively, a decrease of $0.9 million or 26.1%. Service revenues decreased to $1.2 million compared to $1.7 million, a decrease of $0.5 million or 27.9% for the quarter ended June 30, 2001 compared to the same period in 2000. For the six month period ended June 30, 2001, service revenues were $2.7 million, a decrease of $0.6 million or 18.0% when compared to service revenues of $3.3 million for the same period in 2000. Equipment sales and maintenance revenue was down for the second quarter of 2001 to $23,000 compared to $232,000 in 2000, a decrease of $209,000 or 90.1%. For the first six months of 2001 as compared to the same period in 2000, equipment sales and maintenance revenue was down $376,000 or 89.7% to $43,000 from $419,000.

As a result of the announced asset sale transaction with Nextel Communications, Inc., ("Nextel") subscriber units have decreased from about 41,700 units at December 31, 2000 to 32,600 units as of June 30, 2001. Though management expects the proposed transaction with Nextel to result in some loss of current customers, it cannot assess at this time what the financial impact of this loss will be with regards to future revenues.

Cost of service revenue for the three months ended June 30, 2001 was $553,000 compared to $482,000 for the same period in 2000, an increase of $71,000 or 14.7%. These costs were $1.1 million for the six months ended June 30, 2001 and $892,000 for the six months ended June 30, 2000, an increase of 24.3%. These increases are primarily attributable to increased site rent costs and increased utility costs. Cost of equipment sales and maintenance revenue was $9,000 for the three months of ended June 30, 2001 compared to $106,000 for the same period in 2000. These costs were $15,000 for the six months ended June 30. 2001 and $224,000 for the six months ended June 30, 2000, a decrease of $209,000 or 93.3%.

Gross margin for the second quarter of 2001 was 55.63% as compared to 70.0% for the second quarter of 2000, primarily reflecting the decrease in revenue as well as increased cost of sales. For the six months ended June 30, 2001, the gross margin was 59.3% compared to 70.1% for the same period in the prior year.

Selling, general and administrative expenses decreased to $1.8 million for the three months ended June 30, 2001 compared to $2.8 million for the same period in 2000, a decrease of $1.0 million or 35.6%. Salaries, wages and benefits expense (a component of selling, general and administrative expenses) decreased to $597,000 for the three months ended June 30, 2001, compared to $1.2 million for the three months ended June 30, 2000, a decrease of $588,000 or 49.6%. Much of this decrease is related to personnel reductions in operational areas and direct sales due in part to the proposed Nextel transaction and expected subsequent liquidation of Chadmoore. Excluding salaries, wages and benefits, other selling, general and administrative expenses decreased by $427,000 or 25.7% compared to the prior year. For the six months ended June 30, 2001, these costs were $3.8 million compared to $5.7 million for the same period in 2000, a decrease of $1.9 million or 33.2%. Salaries, wages and benefits expense decreased to $1.2 million for the six months ended June 30, 2001, compared to $2.3 million for the six months ended June 30, 2000, a decrease of $1.1 million or 48.9%. These decreases are primarily due to decreases in advertising and marketing expenses, and expenses related to the direct sales force which were partially offset by increased legal and accounting costs associated with the proposed Nextel transaction.

Depreciation and amortization expense increased to $599,000 for the second quarter of 2001 compared to $554,000 in the second quarter of 2000, an increase of $45,000 or 8.1%, reflecting additional licenses and infrastructure equipment placed in service during the last twelve months of operations. For the six months ended June 30, 2001, these costs were $1.2 million compared to $1.1 million for the six months ended June 30, 2000, an increase of $99,000 or 9.0%

Interest expense, net of interest income, increased $146,000 or 12.1%, to $1.4 million for the second quarter of 2001 compared to $1.2 million for the same period in 2000, reflecting higher debt balances associated with the GATX facility and the Barclays debt transaction. For the six months ended June 30, 2001, these costs were $2.7 million compared to $2.4 million for the same period in the prior year, an increase of $236,000 or 9.6%

The net loss decreased to $3.1 million for the three months ended June 30, 2001 compared to $3.3 million for the same period in 2000, a decrease of $165,000 or 5.0% reflecting primarily a reduction in personnel costs as a result of changes to Chadmoore's business plan, due in part to the Nextel transaction. For the six months ended June 30, 2001, the net loss decreased to $6.2 million compared to $6.8 million for the six months ended June 30, 2000, a decrease of $594,000 or 8.8%.

Loss per share for the three months ended June 30, 2001 was $0.06 compared to a loss of $0.07 for the three months ended June 30, 2000. For the six months ended June 30, 2001, loss per share was $0.12 compared to a loss of $0.14 for the six months ended June 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

Historically, operating expenses and capital expenditures associated with the development and enhancement of Chadmoore's SMR network have more than offset operating revenues. Operating expenses, debt service obligations and anticipated capital expenditures are expected to continue to exceed operating revenues for the next several years. Chadmoore's auditors have included an explanatory paragraph in their opinion which expresses substantial doubt about Chadmoore's ability to continue as a going concern for the years ended December 31, 2000 and 1999. Chadmoore has consistently used external sources of funds, primarily from equity issuances and debt financings, to fund operations, capital expenditures and other non-operating needs. Chadmoore intends to continue using external sources of funds, as its existing cash and earnings before interest, taxes, depreciation and amortization are not sufficient to cover existing and currently anticipated future needs.

Net cash used in operating activities during the first six months of 2001 was $4.3 million as compared to $2.9 million for the comparable period in 2000, an increase of $1.4 million or 49.6%. The increase in net cash used in operating activities consisted primarily of a $1.1 million decrease in accounts payable and accrued liabilities during the first six months of 2001 as compared to the first six months of 2000, a $755,000 decrease in other current liabilities in 2001 compared to 2000 and a smaller operating loss for 2001 compared to 2000. This is primarily a result of payment of expenses that were deferred during the first six months of 2000 that are current as of 2001.

Net cash provided by investing activities was $145,000 in the six months ended June 30, 2001 compared to net cash used of $613,000 during the first six months of 2000. Capital expenditures in 2001 have been minimal compared to $434,000 for the first quarter of 2000. The sale of the Memphis facility provided a net increase in investment cash for the 2001 quarter as net proceeds of $364,000 offset by $240,000 in purchases of license options.

Net cash provided by financing activities was $5.4 million for the first six months of 2001 compared to a use of funds of $1.2 million for the six months ended June 30, 2000. Proceeds of $8.7 million were drawn in the first six months of 2001 under the Barclay's facility with $3.2 million being used to pay debt compared to borrowings in the first six months of 2000 of $404,000 and payments on debt of $1.9 million.

In August 2000, Chadmoore signed a definitive agreement and plan of reorganization with Nextel under which Nextel would acquire substantially all of Chadmoore's assets in a tax-free reorganization for shares of Nextel's Class A common shares, subject to certain closing adjustments and limitations, including shareholder approval and receipt of all necessary regulatory approvals.

The reorganization agreement provided for Chadmoore to receive up to $160 million worth of Nextel's Class A common stock, subject to certain closing adjustments and limitations. These closing adjustments and limitations include, among other things, adjustments for interim funding provided to Chadmoore pending the closing and adjustments depending on which of Chadmoore's assets are actually delivered at the closing. The actual number of Nextel shares to be received by Chadmoore was to be determined in accordance with a formula that was negotiated between Chadmoore and Nextel in August 2000. That formula generally provides for the number of shares to be determined by dividing the adjusted purchase price by the average daily closing price of Nextel's shares as quoted by The Nasdaq National Market for the 20 trading days immediately preceding the closing date of the transaction. The reorganization agreement further provided for additional adjustments to the adjusted purchase price in the event that the calculated average daily closing price was more than 20 percent higher or more than 20 percent lower than $57.1656, the closing price of Nextel's shares on the date that the reorganization agreement was signed. In addition, if the calculated average daily closing price was more than 35% lower than $57.1656, then the number of Nextel shares to be received by Chadmoore was calculated as if the average daily closing price was 35% lower than $57.1656, although in that event Chadmoore could elect to terminate the reorganization agreement unless Nextel subsequently elected to deliver additional Nextel shares at the closing calculated based on the actual average daily closing price. Nextel had no obligation to increase the number of Nextel shares.

By late 2000, the Nextel stock price had declined substantially and thereafter remained at relatively low levels. As a result, Chadmoore believed it unlikely that its stockholders would approve the transaction because the value of the Nextel shares to be delivered to Chadmoore was substantially less than anticipated. As a result, on June 29, 2001, Chadmoore and Nextel amended the agreement and plan of reorganization to reduce the aggregate consideration to approximately $130 million of Nextel's Class A common shares, subject to certain closing adjustments and limitations. If the Nextel closing price is less than or equal to $10 per share at the closing of the transaction, then at Nextel's election, they have the option to close the transaction with cash rather than shares. However, if Nextel makes the election, then Chadmoore has the right to require Nextel to deliver Nextel shares equal to the closing price less closing adjustment and limitation divided by $10. The agreement and plan of reorganization remains subject to the approval of Chadmoore's stockholders and the satisfaction of customary closing conditions contained in the agreement and plan of reorganization, including receipt of all necessary regulatory approvals. Subsequent to the closing of this transaction, Chadmoore will be dissolved and all of its remaining assets will be liquidated.

Chadmoore expects the closing of the proposed Nextel transaction to occur during the last quarter of 2001. Even though Chadmoore and Nextel have modified the terms of the reorganization agreement, there can be no assurances that the modified transaction would be completed on a tax-free basis.

Due in part to the anticipation of closing the asset sale transaction with Nextel, Chadmoore made significant changes in its business plan during the second half of 2000 by scaling back its marketing and development activities and eliminating its direct sales force in an effort to reduce operating expenses. Chadmoore also began to explore opportunities to dispose of its assets that are not proposed to be acquired by Nextel which will consist primarily of accounts receivable, inventory, office furniture and equipment and analog equipment. In the event that the proposed transaction with Nextel is not completed, Chadmoore will have to either attempt to obtain additional capital in order to pay off its debts and resume business operations or locate another purchaser of its assets or acquisition partner.

In connection with the Nextel reorganization agreement, Chadmoore arranged to borrow up to an aggregate of $32.5 million from Barclays Bank PLC in order to pay amounts due under its existing credit facility and finance its interim operations. In the event that the Nextel reorganization agreement is terminated, Barclays' obligation to continue advancing funds to Chadmoore will cease as of the date of such termination, and the principal balance of the interim financing will have to be repaid by Chadmoore on or before June 30, 2002. In conjunction with the amendment of its credit facility with GATX, and as additional consideration for the payment deferral, (see Note 5 - Debt) Chadmoore purchased from Barclays Bank PLC an irrevocable standby letter of credit in the face amount of $2.7 million in favor of GATX. To facilitate this issuance, the agreement with Barclays was amended on June 29, 2001 to reduce the total availability to $30.9 million. Accordingly, in the event of the termination of the Nextel agreement, Chadmoore anticipates that the proceeds from the interim funding will not be sufficient to satisfy its contemplated cash requirements for more than 60 days beyond the date of such termination subject to successful negotiation for temporary arrangements with its lenders. There can be no assurance that Chadmoore will be able to locate such funding or that additional financing will be available to Chadmoore when needed, on commercially reasonable terms, or at all. In addition, given the unique nature of Chadmoore's assets, there can be no assurance that another purchaser of its assets or acquisition partner could be located or that an agreement with any such purchaser or partner could be negotiated on terms that would be acceptable to Chadmoore and its shareholders. If Chadmoore is unable to obtain additional financing or enter into an alternative transaction with another purchaser or acquisition partner, it will likely be required to cease its operations.

The failure to consummate the proposed Nextel transaction would have a material adverse effect on Chadmoore and its operations. Chadmoore would have to immediately seek another buyer or revert to its original analog business plan or a similar one based on a digital platform. Under either scenario, Chadmoore would have to seek additional capital and focus on those markets, about 95, where full-scale service has been implemented. In addition, Chadmoore's contingency plan could include the sale of selected channels (with permission of the creditors, GATX and Barclays) and ceasing further system expansion in such markets. However, there can be no assurances that this or any of Chadmoore's contingency plans would adequately address the aforementioned risks, or that it would ultimately attain profitability. Accordingly, Chadmoore may not be able to find another buyer or raise additional capital and would be subject to the risks of a liquidation of its assets or bankruptcy.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 (effective on January 1, 2002 for Chadmoore). SFAS No. 142 requires that indefinite-lived intangible assets will no longer be amortized but instead will be subject to periodic impairment testing by comparing the fair values of those assets with their recorded amounts. Chadmoore is still in the process of evaluating any financial statement impact of the adoption of SFAS No. 142.

ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2001, all the Chadmoore's long term debt bears fixed interest rates, however, the fair market value of this debt is sensitive to changes in prevailing interest rates. Chadmoore runs the risk that market rates will decline and the required payments will exceed those based on the current market rate. Chadmoore does not use interest rate derivative instruments to manage its exposure to interest rate changes.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


Pursuant to the Federal Communication Commission's ("FCC") general jurisdiction over telecommunications activities, Chadmoore is involved in pending matters before the FCC, which could result in rule changes of general applicability and which may ultimately affect Chadmoore's operations.

Chadmoore is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of Management, the ultimate disposition of these matters will not have a material adverse effect on the Chadmoore's consolidated financial position, results of operations or liquidity.


ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K

EXHIBIT
NUMBER   EXHIBIT

10.1 Third Amendment to the Agreement and Plan of Reorganization by and among Nextel Communications, Inc., Nextel Finance Company, and Chadmoore Wireless Group, Inc. dated June 29, 2001 (incorporated by reference to Chadmoore's Form 8-K filed on July 11, 2001).


A Form 8-K was filed by Chadmoore on July 11, 2001 regarding the agreements listed below. No financial statements were included in the filing.

2.1 Third Amendment to the Agreement and Plan of Reorganization by and among Nextel Communications, Inc., Nextel Finance Chadmoore, and Chadmoore Wireless Group, Inc.

10.1 Fifth Amendment to Senior Secured Loan Agreement by and among GATX Capital Corporation and Chadmoore Wireless Group, Inc.

10.2 First Amendment to Subordinated Credit Agreement by and among Chadmoore Wireless Group, Inc. and Barclays Bank PLC

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

                                    Date: August 10, 2001