Form 10KSB/A
period 2000-12-31
CHADMOORE WIRELESS GROUP INC
filed 2001-10-24
CIK 815755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

                         Amendment No. 2 to Form 10-KSB

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of October 18 2001, the aggregate market value of the registrant's common stock held by non-affiliates was $10,594,873.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of October 18, 2001, 45,700,172 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

Transitional Small Business Disclosure Format (check one):   Yes [    ]  No [X]

         Chadmoore Wireless Group, Inc. (the "Company") hereby amends Items 6 and 7 of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 to read in their entirety as follows:

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

General and administrative expenses increased to $12.7 million in 2000 compared to $10.2 million in 1999, an increase of $2.5 million or 24.4%. Salaries, wages, and benefits expense (a component of general and administrative expenses) increased to $4.1 million in 2000 compared to $3.7 million in 1999, an increase of $382,000 or 10.3%. This increase is primarily due to executive personnel additions in mid-1999 and January 2000 and partially offset by layoffs in August 2000. The company had as many as 80 employees in early 2000, but had reduced its workforce to 34 as of December 31, 2000. However, the employees who were terminated in connection with the Company's workforce reduction received a one-two- or three-month severance package depending on tenure, therefore having a minimal impact on reducing the cost throughout the year. Relative to total revenues, salaries, wages, and benefits expense was 55.6% for 2000 and 61.1% for 1999. Remaining general and administrative expense increased $2.1 million in 2000 to $8.6 million compared to $6.5 million in 1999. Accounting, legal and professional fees were also higher during 2000 due primarily to the pending Nextel transaction.

Licenses have been reduced by approximately $5.2 million as a result of the Goodman/Chan decision. See Item 3.

Inventory was reduced by approximately $320,000 to lower the value to an estimated liquidation basis. As discussed below, Chadmoore has signed a definitive agreement and plan of reorganization with Nextel Communications, Inc. under which Nextel will acquire substantially all of Chadmoore's assets. Inventory is not one of the assets being acquired by Nextel. Therefore, Chadmoore will be liquidating its inventory prior to and following the closing of the asset sale. Chadmoore concluded that inventory should be reduced to its net realizable value. The indicated liquidation basis of Chadmoore's inventory reflects management's best estimate of its value.

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

On March 29, 2001, the closing price of Nextel's shares was $13.88. If Nextel's shares continue to trade at that level until the closing of the transaction, the value to be received by the Company in the transaction will be $112 million less than the anticipated value based on Nextel's share prince at the time that the reorganization agreement was signed. In addition, the transaction may not be tax-free to the Company if the transaction closes with Nextel shares trading at their current level. Although the Company's board of directors and its officers, directors and principal shareholders have signed agreements with Nextel to support the Nextel transaction, management of the Company is concerned that there may be a significant chance that the decline in the anticipated value of the transaction would make the necessary approval of the Company's shareholders difficult to obtain. However, given that the Company does not expect the closing to occur until early in the second half of 2001, there is a possibility that Nextel's trading price could recover during the interim period. Accordingly, to date the Company has not undertaken any discussions with Nextel regarding the impact of the decline in the Nextel trading price on the likelihood of completion of the transaction, although the Company may elect to undertake such discussions in the future.

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







ARTHUR ANDERSEN LLP

Las Vegas, Nevada
March 29, 2001

                         CHADMOORE WIRELESS GROUP, INC.
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999
                    (amounts in thousands, except share data)
                                                                                           December 31,
                                                                                     2000                1999
                                                                                ---------------    ----------------
                        ASSETS
Current assets:
     Cash and cash equivalents                                                  $           108    $          5,603
     Accounts receivable, less allowance for doubtful accounts of
         $101 and $37 at December 31, 2000 and 1999, respectively                         1,097               1,090
     Other receivables, less allowance for doubtful accounts of $199 and $134
         at December 31, 2000 and 1999, respectively                                        188                 266
     Inventory                                                                              496                 532
     Other current assets                                                                    45                  18
                                                                                ---------------    ----------------

         Total current assets                                                             1,934               7,509

     Property and equipment, net                                                         12,938              14,188
     Intangible assets, net                                                              33,963              38,816
     Other assets, net                                                                    2,909               1,707
                                                                                ---------------    ----------------

         Total assets                                                           $        51,744    $         62,220
                                                                                ===============    ================

LIABILITIES, REDEEMABLE PREFERRED STOCK
     AND SHAREHOLDERS' EQUITY

Liabilities:
     Current maturities of long-term debt                                       $        12,445    $         11,134
     Accounts payable                                                                     1,599               1,433
     Accrued liabilities                                                                  2,953               1,311
     Unearned revenue                                                                       876                 813
     Other current liabilities                                                               33                  70
                                                                                ---------------    ----------------
         Total current liabilities                                                       17,906              14,761

     Long-term debt                                                                      33,771              29,288
                                                                                ---------------    ----------------

         Total liabilities                                                               51,677              44,049

Minority interests                                                                        1,171                 717

Commitments and contingencies
Redeemable preferred stock:
     Series C, 4% cumulative, 10,119,614 shares issued and outstanding                    2,201               1,507

Shareholders' equity:
     Preferred stock, $.001 par value, authorized 40,000,000 shares:
         Series B 219,000 authorized, 0 shares outstanding at
         December 31, 2000 and 1999, respectively                                            -                   -
     Common stock, $.001 par value, authorized 100,000,000 shares,
         45,700,172 and 40,683,118 shares issued and outstanding
         at December 31, 2000 and 1999, respectively                                         46                  41
     Additional paid-in capital                                                          69,539              68,086
     Stock subscribed                                                                        -                  305
     Deficit                                                                            (72,890)            (52,485)
                                                                                ---------------    ----------------

         Total shareholders' equity/(deficit)                                            (3,305)             15,947
                                                                                ---------------    ----------------

         Total liabilities, redeemable preferred stock and shareholders' equity $        51,744    $         62,220
                                                                                ===============    ================

        See accompanying notes to the consolidated financial statements.

                         CHADMOORE WIRELESS GROUP, INC.
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2000 and 1999
                  (amounts in thousands, except per share data)


                                                                                           December 31,
                                                                                     2000                1999
                                                                                ---------------    ----------------
Revenues:
     Service revenue                                                            $         6,789    $          5,059
     Equipment sales and maintenance                                                        586               1,015
                                                                                ---------------    ----------------

         Total revenues                                                                   7,375               6,074

Operating expenses:
     Cost of service revenue                                                              1,954               1,387
     Cost of equipment sales and maintenance                                                287                 582
     General and administrative                                                          12,650              10,165
     Depreciation and amortization                                                        2,306               2,033
     Write down of licenses                                                               5,152                  -
     Write down of inventory                                                                320                  -
                                                                                ---------------    ----------------

         Total operating expenses                                                        22,669              14,167
                                                                                ---------------    ----------------

Loss from operations                                                                    (15,294)             (8,093)

Other income (expense):
     Minority interest                                                                     (275)               (251)
     Interest expense, net                                                               (4,959)             (3,598)
     Gain on sale of intangible assets                                                      124                 374
                                                                                ---------------    ----------------
                                                                                         (5,110)             (3,475)

Net loss before extraordinary item                                                      (20,404)            (11,568)
Extraordinary item from early extinguishment of debt                                         -                 (195)
                                                                                ---------------    ----------------
Net loss                                                                                (20,404)            (11,763)

Series B preferred stock dividend                                                            -                  (18)
Redeemable preferred stock dividend and accretion                                          (694)               (532)
                                                                                ---------------    -----------------

Loss applicable to common shareholders                                          $       (21,098)   $        (12,313)
                                                                                ===============    =================

Basic and diluted loss per share of Common Stock:

Loss applicable to common shareholders before extraordinary item                $         (0.41)   $         (0.28)
Extraordinary item from early extinguishment of debt                                        -                    -
Loss applicable to common shareholders                                          $         (0.41)   $         (0.28)
                                                                                ===============    ===============

Basic and diluted weighted average shares outstanding                                51,990,155          43,273,948
                                                                                ===============    ================



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



                                       10a

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



                                       10b

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

K.       CUSTOMER ACQUISITION COSTS

Customer acquisition costs are expensed in the period they are incurred. Customer acquisition costs are primarily promotional funds paid to dealers as an incentive to have customers contract with Chadmoore for its air-time services. A customer needing two-way radio communications generally purchases equipment from a local dealer. Such customer requires a service provider in order for the equipment to be operational. The local dealer would normally sign the customer up with a service provider. It is in the dealer's interest to sign up customers with the provider paying the largest incentive amounts. These promotional rebates are customary in the industry.

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

On March 29, 2001, the closing price of Nextel's shares was $13.88. If Nextel's shares continue to trade at that level until the closing of the transaction, the value to be received by the Company in the transaction will be $112 million less than the anticipated value based on Nextel's share prince at the time that the reorganization agreement was signed. In addition, the transaction may not be tax-free to the Company if the transaction closes with Nextel shares trading at their current level. Although the Company's board of directors and its officers, directors and principal shareholders have signed agreements with Nextel to support the Nextel transaction, management of the Company is concerned that there may be a significant chance that the decline in the anticipated value of the transaction would make the necessary approval of the Company's shareholders difficult to obtain. However, given that the Company does not expect the closing to occur until early in the second half of 2001, there is a possibility that Nextel's trading price could recover during the interim period. Accordingly, to date the Company has not undertaken any discussions with Nextel regarding the impact of the decline in the Nextel trading price on the likelihood of completion of the transaction, although the Company may elect to undertake such discussions in the future.

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


NOTE 4 - INTANGIBLE ASSETS

A.       INTANGIBLE ASSETS CONSIST OF THE FOLLOWING:

                                          December 31, 2000   December 31, 1999
                                          -----------------   -----------------
         FCC licenses                     $      34,333,760   $      34,793,033
         Rights to acquire licenses               1,143,266           5,038,201
                                          -----------------   -----------------
                                                 35,477,026          39,831,234
         Less accumulated amortization           (1,514,187)         (1,014,990)
                                          -----------------   -----------------
                                          $      33,962,839   $      38,816,244
                                          =================   =================

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


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                               December 31, 2000     December 31, 1999
                                               -----------------     ----------------
Land                                           $         102,500     $         102,500
Buildings and improvements                               455,259               439,629
SMR systems and equipment                             16,399,071            16,026,554
SMR systems in process                                   231,241               232,265
Furniture and office equipment                           572,781               447,372
Automobiles                                               28,260                28,260
                                               -----------------      ----------------
                                                      17,789,112            17,276,580
Less Accumulated depreciation and amortization        (4,851,123)           (3,088,413)
                                               -----------------      ----------------
                                               $      12,937,989     $      14,188,167
                                               =================     =================


NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                     December 31, 2000    December 31, 1999
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

                                                            Weighted
                                                             Average
                                        Number              Exercise
        Stock Options                  of Shares              Price
--------------------------------    --------------        -----------

Outstanding at December 31, 1998         5,872,723        $     1.03
                                    --------------
Granted at $0.49 - $0.51                   685,000              0.51
Lapsed or canceled                      (1,912,375)             2.35
                                    --------------
Outstanding at December 31, 1999         4,645,348        $     0.50
                                    --------------
Granted at $0.18 - $2.88                 6,573,285              0.91
Exercised at $0.24 - $0.51                (989,375)             0.50
Lapsed or canceled                      (1,010,348)             0.92
                                    --------------
Outstanding at December 31, 2000         9,218,910        $     0.63
                                    ==============

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

Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS 123 instead of applying APB 25, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                            December 31, 2000          December 31, 1999
Loss applicable to
common shareholders        As reported      $    (21,097,992)          $    (12,313,354)
SFAS 123 expense                                    (620,968)                   (37,483)
Loss applicable to
Common shareholders        Pro forma             (21,718,960)               (12,350,837)


Loss per share             As reported      $         (0.41)           $          (0.28)
                           Pro forma                  (0.42)                      (0.28)

Pro forma net loss reflects only options granted in 2000 and 1999. Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation expense is reflected over the options' vesting period of four years.

E.       WARRANTS

The following is a summary of issued and outstanding warrants for the purchase of Common Stock:

                                                              Number
                           Warrants                          of Shares
         --------------------------------------------       ------------

         Outstanding at December 31, 1998                     30,978,834
         Granted at $0.001-$1.25 per share                     4,282,190
         Less exercised                                               -
         Lapsed or canceled                                   (1,931,916)
                                                            -------------
         Outstanding at December 31, 1999                     33,329,108
         Granted at $0.01-$0.70 per share                        858,798
         Less exercised                                               -
         Lapsed or canceled                                   (9,855,864)
                                                            ------------
         Outstanding at December 31, 2000                     24,332,042
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


                                               Option
            Number           Option           Exercise        Expiration
         of Options           Type             Price             Date
         ----------        -----------      -----------       -----------
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

                                                                     December 31, 2000   December 31, 1999
                                                                     -----------------   -----------------
         Total basic and diluted weighted shares outstanding               44,755,170          40,361,850
         Warrants deemed to be outstanding Common Stock,
              excluding warrants with nominal exercise prices which
              were not exercisable (weighted average)                       7,234,985           2,912,098
                                                                     ----------------    ----------------
         Weighted average common shares outstanding                        51,990,155          43,273,948
                                                                     ================    ================

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


                                      December 31, 2000   December 31, 1999
                                      -----------------   -----------------

Options                                       9,218,910           4,645,348
Warrants                                     24,332,042          15,802,082
Convertible preferred stock                          -                   -
                                      -----------------   -----------------
                                             35,550,952          20,447,430
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

The major components of the deferred tax assets and liabilities at December 31, 2000 and 1999 are presented below:

                                                                   2000             1999
                                                              -------------     -------------
Deferred tax assets:
       Net operating loss carryforwards                       $  26,110,745     $  18,111,189
       Management agreements                                      2,508,435         2,508,435
       Accruals not currently deductible for tax purposes           574,300           411,824
       Investment in JJ&D LLC                                       155,216           155,216
       Allowance for doubtful accounts                              151,991            59,724
       Other                                                        153,080           123,334
                                                              -------------     -------------
                                                                 29,653,767        21,369,722
Less valuation allowance                                        (27,532,874)      (19,936,774)
                                                              -------------     -------------
Deferred tax assets                                           $  (2,120,893)    $   1,432,948
                                                              =============     =============


Deferred tax liabilities:
       Property and equipment                                    (1,555,890)       (1,067,494)
       FCC licenses                                                (546,390)         (331,281)
       Other                                                        (18,613)          (34,173)
                                                              -------------     --------------
Deferred tax liabilities                                         (2,120,893)       (1,432,948)
                                                              -------------     -------------
Net Deferred Tax Assets                                       $          -      $          -
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

The Company accounted for the re-pricing of the warrants under SFAS 123, "Accounting for Stock-Based Compensation." The value of the warrants was calculated using the Black-Scholes valuation model as of the re-pricing date. The company recorded additional consulting expenses of approximately $80,000 for the difference between the re-priced warrant valuation and the warrant valuation as of the original grant date.

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

                                    EXHIBITS

23.12    Consent of Arthur Andersen LLP (Filed herewith)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                   Chadmoore Wireless Group, Inc.
                                   (formerly CapVest International, Ltd.)

                                   By: /s/Stephen K. Radusch
                                       ----------------------------------------
                                        Stephen K. Radusch
                                        Chief Financial Officer

                                        Date: October 18, 2001