Form 10QSB
period 2001-09-30
CHADMOORE WIRELESS GROUP INC
filed 2001-11-14
CIK 815755

================================================================================

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

    (Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

AS OF NOVEMBER 12, 2001 ISSUER HAD 45,700,172 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [  ] No [X]
================================================================================

                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of  September 30, 2001 (unaudited)    3
          and December 31, 2000

         Consolidated Statements of Operations for the three and nine months  4 ended September 30, 2001 and 2000 (unaudited)

         Consolidated Statements of Cash Flows for the nine months ended      5
          September 30, 2001 and 2000 (unaudited)

         Condensed Notes to Interim Consolidated Financial Statements      6-11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND PLAN OF OPERATIONS                                           12-16

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   17

ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K                            17

SIGNATURES                                                                   18

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (amounts in thousands, except share data)


                                                                              September 30,      December 31,
                                                                                   2001              2000
                                                                               (Unaudited)
                                                                              ---------------   ----------------
                                     ASSETS
    Current assets:
          Cash                                                                    $    245         $      108
          Accounts receivable, net                                                     489              1,097
          Other receivables, net                                                        53                188
          Inventory                                                                    448                496
          Other current assets                                                          95                 45
                                                                              ---------------   ----------------
                   Total current assets                                              1,330              1,934

    Property and equipment, net                                                     11,504             12,938
    Intangible assets, net                                                          34,146             33,963
    Other non-current assets, net                                                    2,839              2,909
                                                                              ---------------   ----------------
                   Total assets                                                 $   49,819       $     51,744
                                                                              ===============   ================

                    LIABILITIES, REDEEMABLE PREFERRED STOCK
                           AND SHAREHOLDERS' DEFICIT

    Current liabilities:
          Current maturities of long-term debt                                   $  36,124       $     12,445
          Accounts payable and accrued liabilities                                   6,446              4,552
          Unearned revenue                                                             371                876
          Other current liabilities                                                     10                 33
                                                                              ---------------   ----------------
                   Total current liabilities                                        42,951             17,906
    Long-term debt                                                                  17,064             33,771
                                                                              ---------------   ----------------
                   Total liabilities                                                60,015             51,677

    Minority interests                                                               1,098              1,171

    Commitments and contingencies

    Redeemable preferred stock:
          Series C, 4% cumulative, 10,119,614 shares issued and
             outstanding                                                             2,821              2,201
    Shareholders' deficit:
          Preferred stock, $.001 par value, authorized 40,000,000 shares               -                  -
          Common stock, $.001 par value, authorized 100,000,000 shares,
             45,700,172 shares issued and outstanding,                                  46                 46
          Additional paid-in capital                                                68,958             69,539
          Accumulated deficit                                                      (83,119)           (72,890)
                                                                              ---------------   ----------------

                   Total shareholders' deficit                                     (14,115)            (3,305)
                                                                              ---------------   ----------------
                   Total liabilities, minority interests, redeemable
                   preferred    stock and shareholders' deficit                 $   49,819       $     51,744
                                                                              ===============   ================

See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
             (amounts in thousands, except share and per share data)

                                              For the Three Months ended       For the Nine Months Ended
                                              --------------------------       -------------------------
                                             September 30    September 30    September 30     September 30
                                                 2001            2000            2001             2000
                                                 ----            ----            ----             ----
Revenues:
        Service revenue                       $   1,082       $   1,828        $   3,800       $   5,145
        Equipment sales and maintenance              18             116               61             535
                                            --------------- --------------- ---------------- ---------------
           Total revenues                         1,100           1,944            3,861           5,680
                                            --------------- --------------- ---------------- ---------------

Cost of sales:
        Cost of service revenue                     552             492            1,661           1,385
        Cost of equipment sales
          and maintenance                            44              64               59             288
                                            --------------- --------------- ---------------- ---------------
           Total cost of sales                      596             556            1,720           1,673
                                            --------------- --------------- ---------------- ---------------

Gross margin                                        504           1,388            2,141           4,007
                                            --------------- --------------- ---------------- ---------------

Operating expenses
        Selling, general and administrative       1,961           3,060            5,755           8,740
        Depreciation and amortization               613             559            1,812           1,659
                                            --------------- --------------- ---------------- ---------------
           Total operating expenses               2,574           3,619            7,567          10,399
                                            --------------- --------------- ---------------- ---------------
Loss from operations                             (2,070)         (2,231)          (5,426)         (6,392)
                                            --------------- --------------- ---------------- ---------------

Other expense:
        Minority interest in earnings               (47)            (65)            (175)           (194)
        Interest expense, net                    (1,876)         (1,263)          (4,558)         (3,710)
        Other                                       (68)             87              (70)             62
                                            --------------- --------------- ---------------- ---------------

Net loss                                         (4,061)         (3,472)         (10,229)        (10,234)
Redeemable preferred stock
  dividend and accretion                           (193)           (135)            (620)           (459)
                                            --------------- --------------- ---------------- ---------------

Loss applicable to common shareholders        $  (4,254)      $  (3,607)      $  (10,849)     $  (10,693)
                                            =============== =============== ================ ===============

Basic and diluted loss per share of Common Stock:
Loss applicable to common shareholders        $    (0.08)     $    (0.07)      $    (0.20)     $    (0.21)
                                            =============== =============== ================ ===============

Basic and diluted weighted
  average shares outstanding                   52,935,154      52,574,601       52,935,154      51,193,815
                                            =============== =============== ================ ===============

See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                             (amounts in thousands)
                                                                           For the nine months ended
                                                                        September 30        September 30
                                                                            2001                2000
                                                                       ---------------     ---------------
Cash flows from operating activities:
     Net loss                                                            $ (10,229)          $ (10,234)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
             Minority interest                                                 175                 194
             Depreciation and amortization                                   1,812               1,659
             Loss on sale of assets                                             70                 -
             Amortization of debt discount                                     360               1,129
             Amortization of debt issuance costs                             1,091                 279
             Options and common stock issued for services                       39                 217
             Change in operating assets and liabilities:
                  Decrease (increase) in accounts receivable
                      and other receivables                                    633                (148)
                  Decrease (increase) in inventory                              48                (138)
                  Decrease (increase) in other current assets                   43                (119)
                  (Decrease) increase in unearned revenues                    (505)                221
                  Increase in accounts payable and accrued
                      liabilities                                              426               2,239
                                                                       ---------------     ---------------
Net cash used in operating activities                                       (6,037)             (4,701)
                                                                       ---------------     ---------------

Cash flows from investing activities:
     Purchase of license options                                              (444)               (201)
     Proceeds from sale of assets                                              420                 -
     Purchase of property and equipment                                        (20)               (520)
     Change in other assets                                                     -                   (3)
                                                                       ---------------     ---------------
Net cash used in investing activities                                          (44)               (724)
                                                                       ---------------     ---------------

Cash flows from financing activities:
     Increase in debt issuance costs                                           (21)             (1,674)
     Exercise of stock options                                                 -                   493
     Distribution of minority interests                                       (242)               (204)
     Payments of long-term debt                                             (3,908)             (5,766)
     Proceeds from issuance of long-term debt                               10,389               7,212
                                                                       ---------------     ---------------
Net cash provided by financing activities                                    6,218                  61
                                                                       ---------------     ---------------

Net increase (decrease) in cash                                                137              (5,364)
Cash at beginning of period                                                    108               5,603
                                                                       ---------------     ---------------

Cash at end of period                                                       $  245              $  239
                                                                       ===============     ===============

See Note 7 for supplemental disclosure on non-cash investing and financing activities.
See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
     Condensed Notes to Unaudited Interim Consolidated Financial Statements
                               September 30, 2001


NOTE 1 - BASIS OF PRESENTATION

The interim financial statements for the three and nine months ended September 30, 2001 and September 30, 2000 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Form 10-KSB filed for the fiscal year ended December 31, 2000.

The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - DESCRIPTION OF BUSINESS

Chadmoore Wireless Group, Inc., together with its subsidiaries (collectively "Chadmoore"), is one of the largest holders of frequencies in the United States in the 800 megahertz ("MHz") band for commercial specialized mobile radio ("SMR") service. Chadmoore's operating territory covers approximately 55 million people in 180 markets, primarily in secondary and tertiary cities throughout the United States ("Operating Territory"). Chadmoore also entered the 900 MHz market with the completion of its purchase of 16 ten-channel wide-area licenses in seven Metropolitan Trading Areas ("MTA's") during 2000. Also known as dispatch, one-to-many, or push-to-talk, Chadmoore's commercial SMR service provides reliable, cost-effective, real-time voice communications for cost-conscious companies with mobile workforces that have a need to frequently communicate with their entire fleet, discrete subgroups or individuals of their fleet. For a flat fee averaging approximately $17 per radio per month, customers enjoy unlimited airtime for communicating instantaneously with their chosen fleets or subgroups.

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


NOTE 4 - MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared assuming that Chadmoore will continue as a going concern. For the nine months ended September 30, 2001 and for the years ended December 31, 2000 and 1999, Chadmoore has suffered recurring losses from operations and has a working capital deficiency of $41.6 million, $16.0 million and $7.3 million, respectively, that raise substantial doubt about Chadmoore's ability to continue as a going concern. Management's plans in regard to these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

By late 2000, the Nextel stock price had declined substantially and thereafter remained at relatively low levels. As a result, Chadmoore believed it unlikely that its stockholders would approve the transaction because the value of the Nextel shares to be delivered to Chadmoore was substantially less than anticipated. As a result, on June 29, 2001, Chadmoore and Nextel amended the agreement and plan of reorganization to reduce the aggregate consideration to approximately $130 million of Nextel's Class A common shares, subject to certain closing adjustments and limitations. If the Nextel closing price is less than or equal to $10 per share based on a trailing 20-day average closing price, then at Nextel's election, they have the option to close the transaction with cash rather than shares. However, if Nextel makes the election, then Chadmoore has the right to require Nextel to deliver Nextel shares equal to the closing price less closing adjustment and limitation divided by $10. The agreement and plan of reorganization remains subject to the approval of Chadmoore's stockholders and the satisfaction of customary closing conditions contained in the agreement and plan of reorganization, including receipt of all necessary regulatory approvals. Subsequent to the closing of this transaction, Chadmoore will be dissolved and all of its remaining assets will be liquidated.

Chadmoore expects the closing of the proposed Nextel transaction to occur during the last quarter of 2001. Even though Chadmoore and Nextel have modified the terms of the reorganization agreement, there can be no assurances that the modified transaction would be completed on a tax-free basis or at all.

Due in part to the anticipation of closing the transaction with Nextel, Chadmoore made significant changes in its business plan during the second half of 2000 by scaling back its marketing and development activities and eliminating its direct sales force in an effort to reduce operating expenses. Chadmoore also began to explore opportunities to dispose of Chadmoore's assets that are not proposed to be acquired by Nextel which will consist primarily of accounts receivable, inventory, office furniture and equipment and analog radio equipment. In the event that the proposed transaction with Nextel is not completed, Chadmoore will have to either attempt to obtain additional capital in order to pay off its debts and resume business operations or locate another purchaser of its assets or an acquisition partner.

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

As a cost saving measure, Chadmoore closed its Memphis, Tennessee office in August 2001. The office provided primarily equipment sales and service work for the Memphis and Little Rock Arkansas, areas. Twelve employees were terminated, eight in Memphis and four in the corporate office as a result of this action.

During the third quarter, Chadmoore also closed on the purchase of the minority interest in the Austin LLC partnership in which Chadmoore had a 70% interest prior to the closing. Chadmoore has also negotiated the purchase of the Jacksonville and the Virginia Beach minority interests. These purchases are being accounted for using the purchase method of accounting.

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

Chadmoore is required to maintain certain financial covenants related to the GATX and Barclay's facilities. As of June 30, 2001, Chadmoore was not in compliance with all of the covenants, however, as previously noted, GATX has agreed to waive all financial covenant violations. Barclays per its subordination agreement with GATX cannot act upon the financial covenant violations, subject to the waivers agreed to by GATX.

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

See "Note 4 - Management Plans" regarding the Barclays debt transaction.

NOTE 6 - EQUITY TRANSACTIONS

During August 2001, the board of directors of Chadmoore rescinded certain options previously granted for key management members and directors. (See Note 10 - Subsequent Event).

During the first nine months of 2000, 989,375 shares of common stock were issued through the exercise of employee stock options with option prices between $0.24 and $0.51 per share. Additional equity transactions are discussed in Note 7 - Non Cash Activities.



NOTE 7 - NON CASH ACTIVITIES

During the nine months ended September 30, 2001, Chadmoore had the following non-cash and investing and financing activities (1) the director's and officer's insurance policy premium of $57,000 was financed over a three month period with the expense being amortized over twelve months (2) the financing of the general insurance premium of $36,188 was financed over nine months with the expense being amortized over twelve months (3) $63,172 of debt being incurred for the purchase of FCC licenses and/or license options, (4) $5,500 in receivables that was offset against partnership interests, (5) $10,000 in accounts receivable that was offset to debt, (6) $1 million in additional fees that were accrued as a result of the GATX amendment (see Note 5 - Debt), (7) settlement of an arbitration case with a payment in Nextel stock equal to $287,500 that was accrued, (8) repayment of the purchase discount that became due to Motorola in July 2001 (see Note 8 - Purchase Commitment), and (9) preferred stock dividends and accretion of $620,000.

During the nine months ended September 30, 2000, Chadmoore had the following non-cash investing and financing activities: (1) issuance of 1,500,000 shares of common stock for common stock subscribed that was outstanding as of December 31, 1999 in the amount of $304,650, (2) purchase of FCC licenses with debt, prior to discount, in the amount of $444,398, (3) issuance of 2,317,679 shares of common stock in payment of debt in the amount of $711,000 and accrued interest in the amount of $425,000, (4) issuance of 210,000 shares of stock for services rendered, (5) issuance of $328,000 in debt to refinance existing debt and accounts payable and (6) preferred stock dividends and accretion of $459,000.

During the quarters ended September 30, 2001 and 2000, Chadmoore paid no cash for Federal income taxes. For the three months ended September 30, 2001 and 2000, Chadmoore paid $1.2 million and $1.8 million, respectively, for interest.


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

NOTE 9- RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2001 and 2000, Chadmoore paid $21,000 and $53,000, respectively to Private Equity Partners ("PEP"), for professional services associated with equity and debt financings. Mark F. Sullivan, a Director of Chadmoore, is an owner and managing partner of PEP.

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


NOTE 10- SUBSEQUENT EVENTS

During October 2001, the board of directors of Chadmoore approved that certain key management members and directors shall be granted cash compensation for continued services related to the Nextel transaction. Payment of this compensation is contingent upon successful completion of the Nextel transaction.

On October 16, 2001, some holders of licenses cancelled by the Federal Communications Commission pursuant to the Goodman/Chan decision filed suit against Chadmoore in the United States District Court for the Southern District of New York. This group of ten licensees allege in their complaint that Chadmoore owes them a total of $207,500 based on promissory notes executed by Chadmoore for the purchase of the cancelled licenses. Chadmoore disputes this claim. However, Chadmoore has reserved what it believes are sufficient resources for settlement of all claims that may arise in the context of the Goodman/Chan matter. The licensees' complaint also seeks punitive damages in the amount of $1 million in connection with Chadmoore's alleged breach of contract. Chadmoore believes the prayer for award of punitive damages is wholly without merit. No reserve, therefore, has been set aside for this contingent liability. Chadmoore management is attempting to negotiate a settlement of the contract claim with counsel for the licensee group.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following is a discussion of the consolidated financial condition and results of operations of Chadmoore Wireless Group, Inc., together with its subsidiaries (collectively "Chadmoore"), for the three and nine months ended September 30, 2001 compared to the same periods in 2000. This discussion should be read in conjunction with Chadmoore's annual report on Form 10-KSB for the year ended December 31, 2000 (the "2000 Form 10-KSB").

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although Chadmoore believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. Chadmoore cautions investors that any forward-looking statements made by Chadmoore are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation, fluctuations in demand, loss of subscribers, the quality and price of similar or comparable wireless communications services, well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to complete intended market roll-out, access to sources of capital, adverse results in pending or threatened litigation, consequences of actions by the FCC, and general economics. See the 2000 Form 10-KSB.

RESULTS OF OPERATIONS

Total revenues for the third quarter of 2001 were $1.1 million compared to $1.9 million for the same period in 2000, a decrease of $0.8 million or 43.4%. Year-to-date revenues for 2001 and 2000 were $3.9 million and $5.7 million, respectively, a decrease of $1.8 million or 32.0%. Service revenues decreased to $1.1 million compared to $1.8 million, a decrease of $0.7 million or 40.8% for the quarter ended September 30, 2001 compared to the same period in 2000. For the nine month period ended September 30, 2001, service revenues were $3.8 million, a decrease of $1.3 million or 26.1% when compared to service revenues of $5.1 million for the same period in 2000. Equipment sales and maintenance revenue was down for the third quarter of 2001 to $18,000 compared to $116,000 in 2000, a decrease of $98,000 or 84.5%. For the first nine months of 2001 as compared to the same period in 2000, equipment sales and maintenance revenue was down $474,000 or 88.6% to $61,000 from $535,000.

As a result of the announced asset sale transaction with Nextel Communications, Inc., ("Nextel") subscriber units have decreased from about 41,700 units at December 31, 2000 to 28,700 units as of September 30, 2001. Though management expects the proposed transaction with Nextel to result in continued loss of current customers, it cannot assess at this time what the financial impact of this loss will be with regards to future revenues.

Cost of service revenue for the three months ended September 30, 2001 was $552,000 compared to $492,000 for the same period in 2000, an increase of $60,000 or 12.2%. These costs were $1.7 million for the nine months ended September 30, 2001 and $1.4 million for the nine months ended September 30, 2000, an increase of 19.9%. These increases are primarily attributable to increased site rent costs and increased utility costs. Cost of equipment sales and maintenance revenue was $44,000 for the three months of ended September 30, 2001 compared to $64,000 for the same period in 2000, a decrease of $20,000 or 31.3%. These costs were $59,000 for the nine months ended September 30, 2001 and $288,000 for the nine months ended September 30, 2000, a decrease of $229,000 or 79.5%.

Gross margin for the third quarter of 2001 was 45.8% as compared to 71.4% for the third quarter of 2000, primarily reflecting a decrease in current customers and an increase in site rent and utility costs. For the nine months ended September 30, 2001, the gross margin was 55.5% compared to 70.5% for the same period in the prior year.

Selling, general and administrative expenses decreased to $2.0 million for the three months ended September 30, 2001 compared to $3.1 million for the same period in 2000, a decrease of $1.1 million or 35.9%. Salaries, wages and benefits expense (a component of selling, general and administrative expenses) decreased to $791,000 for the three months ended September 30, 2001, compared to $1.1 million for the three months ended September 30, 2000, a decrease of $321,000 or 28.9%. Much of this decrease is related to personnel reductions in operational areas and direct sales due in part to the proposed Nextel transaction and expected subsequent liquidation of Chadmoore. Excluding salaries, wages and other benefits, other selling general and administrative expenses for the three months ended September 30, 2001, these costs were $1.2 million compared to $2.0 million for the same period in 2000, a decrease of $779,000 or 66.6%. Salaries, wages and benefits expense decreased to $2.0 million for the nine months ended September 30, 2001, compared to $3.5 million for the nine months ended September 30, 2000, a decrease of $1.5 million or 42.0%. The decrease in salary expense would have been greater for the 2001 quarter and year to date but $260,000 of severance expense was recorded in September 2001 related to additional staff reductions in Tennessee and Nevada. Excluding salaries, wages and benefits, other selling, general and administrative expenses for the nine months ended September 30, 2001 decreased by $1.5 million or 29.0% compared to the prior year. These decreases are primarily due to decreases in advertising and marketing expenses, and expenses related to the direct sales force which were partially offset by increased legal and accounting costs associated with the proposed Nextel transaction.

Depreciation and amortization expense increased to $613,000 for the third quarter of 2001 compared to $559,000 in the third quarter of 2000, an increase of $54,000 or 9.7%, reflecting additional licenses and infrastructure equipment placed in service during the last twelve months of operations. For the nine months ended September 30, 2001, these costs were $1.8 million compared to $1.7 million for the nine months ended September 30, 2000, an increase of $153,000 or 9.2%.

Interest expense, net of interest income, increased $613,000 or 48.5%, to $1.9 million for the third quarter of 2001 compared to $1.3 million for the same period in 2000, reflecting higher debt balances associated with the GATX facility and the Barclays debt transaction and an increase in the amortization of debt issue costs due to additional fees that were incurred relating to the third and fourth quarter of 2001. For the nine months ended September 30, 2001, these costs were $4.6 million compared to $3.7 million for the same period in the prior year, an increase of $848,000 or 22.9%

The net loss increased to $4.1 million for the three months ended September 30, 2001 compared to $3.5 million for the same period in 2000, an increase of $589,000 or 17.0% reflecting primarily a continued decline in Chadmoore's customer base along with increased interest expense as a result of additional drawdowns on the Barclays facility. For the nine months ended September 30, 2001 and 2000, the net loss was $10.2 million.

Loss per share applicable to common shareholders for the three months ended September 30, 2001 was $0.08 compared to a loss of $0.07 for the three months ended September 30, 2000. For the nine months ended September 30, 2001 and 2000, loss per share was $0.20 and $0.21, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Historically, operating expenses and capital expenditures associated with the development and enhancement of Chadmoore's SMR network have been substantially in excess of operating revenues. If the Nextel transaction were not to close, we would anticipate that operating expenses, debt service obligations and anticipated capital expenditures would continue to exceed operating revenues for the next several years should Chadmoore be able to secure adequate financing to execute a new operating plan. Chadmoore's auditors have included an explanatory paragraph in their opinion which expresses substantial doubt about Chadmoore's ability to continue as a going concern for the years ended December 31, 2000 and 1999. Chadmoore has consistently used external sources of funds, primarily from equity issuances and debt financings, to fund operations, capital expenditures and other non-operating needs. Chadmoore intends to continue using external sources of funds, as its existing cash and earnings before interest, taxes, depreciation and amortization are not sufficient to cover existing and currently anticipated future needs.

Net cash used in operating activities during the first nine months of 2001 was $6.0 million as compared to $4.7 million for the comparable period in 2000, an increase of $1.3 million or 28.4%. The increase in net cash used in operating activities consisted primarily of a $1.8 million decrease in accounts payable and accrued liabilities and a $726,000 decrease in unearned revenue during the first nine months of 2001 as compared to the first nine months of 2000, offset by a decrease of $781,000 in accounts receivable, $186,000 in inventory and $162,000 in current assets in 2001 compared to 2000. These differences are primarily a result of payment of expenses that were deferred during the first nine months of 2000 that are current as of 2001.

Net cash used in investing activities was $44,000 for the nine months ended September 30, 2001 compared to $724,000 during the first nine months of 2000. Capital expenditures in 2001 have been minimal compared to $520,000 for the first nine months of 2000. The sale of the Memphis facility provided net proceeds of $364,000. Additionally, approximately $56,000 of proceeds were received from the sale of other miscellaneous assets that were no longer necessary for operations. Cash of approximately $440,000 has been spent to exercise license options and purchase licenses in 2001.

Net cash provided by financing activities was $6.2 million for the first nine months of 2001 compared to $61,000 for the nine months ended September 30, 2000. Proceeds of $10.4 million were drawn in the first nine months of 2001 under the Barclay's facility with $3.9 million being used to pay debt compared to borrowings in the first nine months of 2000 of $7.2 million and payments on debt of $5.8 million.

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

By late 2000, the Nextel stock price had declined substantially and thereafter remained at relatively low levels. As a result, Chadmoore believed it unlikely that its stockholders would approve the transaction because the value of the Nextel shares to be delivered to Chadmoore was substantially less than anticipated. As a result, on June 29, 2001, Chadmoore and Nextel amended the agreement and plan of reorganization to reduce the aggregate consideration to approximately $130 million of Nextel's Class A common shares, subject to certain closing adjustments and limitations. If the Nextel closing price is less than or equal to $10 per share based on a trailing 20-day average closing price, then at Nextel's election, they have the option to close the transaction with cash rather than shares. However, if Nextel makes the election, then Chadmoore has the right to require Nextel to deliver Nextel shares equal to the closing price less closing adjustment and limitation divided by $10. The agreement and plan of reorganization remains subject to the approval of Chadmoore's stockholders and the satisfaction of customary closing conditions contained in the agreement and plan of reorganization, including receipt of all necessary regulatory approvals. Subsequent to the closing of this transaction, Chadmoore will be dissolved and all of its remaining assets will be liquidated.

Chadmoore expects the closing of the proposed Nextel transaction to occur during the last quarter of 2001. Even though Chadmoore and Nextel have modified the terms of the reorganization agreement, there can be no assurances that the modified transaction would be completed on a tax-free basis.

Due in part to the anticipation of closing the asset sale transaction with Nextel, Chadmoore made significant changes in its business plan during the second half of 2000 by scaling back its marketing and development activities and eliminating its direct sales force in an effort to reduce operating expenses. Chadmoore also began to explore opportunities to dispose of its assets that are not proposed to be acquired by Nextel which will consist primarily of accounts receivable, inventory, office furniture and equipment and analog equipment. In the event that the proposed transaction with Nextel is not completed, Chadmoore will have to either attempt to obtain additional capital in order to pay off its debts and resume business operations or locate another purchaser of its assets or an acquisition partner.

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

In August 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets related to the disposal of a segment of a business. Chadmoore is still in the process of evaluating any financial statement impact of the adoption of SFAS No. 144.


ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2001, all Chadmoore's long-term debt bears fixed interest rates, however, the fair market value of this debt is sensitive to changes in prevailing interest rates. Chadmoore runs the risk that market rates will decline and the required payments will exceed those based on the current market rate. Chadmoore does not use interest rate derivative instruments to manage its exposure to interest rate changes.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


Pursuant to the Federal Communication Commission's ("FCC") general jurisdiction over telecommunications activities, Chadmoore is involved in pending matters before the FCC, which could result in rule changes of general applicability and which may ultimately affect Chadmoore's operations.

On October 16, 2001, some holders of licenses cancelled by the Federal Communications Commission pursuant to the Goodman/Chan decision filed suit against Chadmoore in the United States District Court for the Southern District of New York. This group of ten licensees allege in their complaint that Chadmoore owes them a total of $207,500 based on promissory notes executed by Chadmoore for the purchase of the cancelled licenses. Chadmoore disputes this claim. However, Chadmoore has reserved what it believes are sufficient resources for settlement of all claims that may arise in the context of the Goodman/Chan matter. The licensees' complaint also seeks punitive damages in the amount of $1 million in connection with Chadmoore's alleged breach of contract. Chadmoore believes the prayer for award of punitive damages is wholly without merit. No reserve, therefore, has been set aside for this contingent liability. Chadmoore management is attempting to negotiate a settlement of the contract claim with counsel for the licensee group.

In addition, Chadmoore is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of Management, the ultimate disposition of these matters will not have a material adverse effect on Chadmoore's consolidated financial position, results of operations or liquidity.


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

                                     Date: November 14, 2001