Form 10KSB
period 2001-12-31
CHADMOORE WIRELESS GROUP INC
filed 2002-04-01
CIK 815755

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       or
 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
        For the transition period from ______________ to _______________

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       State issuer's revenues for its most recent fiscal year $4,976,555

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of March 22, 2002, the aggregate market value of the Company's Common Stock held by non-affiliates was $18,915,824.30 (based on the closing price of the Company's common stock as of February 22, 2002, the date of the Company's dissolution). State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of March 22, 2002, 47,736,006 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's proxy Statement to be filed not later than 120 days after December 31, 2001, in conjunction with the 2002 Annual Meeting of Shareholders, referred to herein as the "Proxy Statement", are incorporated by reference into Part III of this Form 10-KSB. Certain exhibits filed with the Registrant's prior registration statements and period reports under the Securities Exchange Act of 1934 are incorporated herein by reference into Part IV of this report.
    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes [ ] No [X]

FORM 10-KSB
INDEX


ITEM 1.   DESCRIPTION OF BUSINESS.............................................3

ITEM 2.   DESCRIPTION OF PROPERTIES...........................................7

ITEM 3.   LEGAL PROCEEDINGS...................................................8

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................9

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS...........10

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATION...............................................12

ITEM 6A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........15

ITEM 7.   FINANCIAL STATEMENTS...............................................16

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURES..............................................39

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................39

ITEM 10.  EXECUTIVE COMPENSATION.............................................40

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....43

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................44

ITEM 13.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K...........................46

SIGNATURES   ................................................................50

ITEM 1.  DESCRIPTION OF BUSINESS

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. These statements contain words such as "intends", "objectives", "planned", "future", and "believes" and include statements regarding Chadmoore's dissolution and liquidation. Although Chadmoore believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. Chadmoore cautions investors that any forward-looking statements made by Chadmoore are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include the risks discussed under "Business--Risk Factors" in this report.


THE COMPANY

As of December 31, 2001, Chadmoore was one of the largest holders in the United States of frequencies in the 800 MHz band for commercial specialized mobile radio service. On February 8, 2002, Chadmoore closed its sale of substantially all of its assets to Nextel Communications, Inc. ("Nextel") for $130 million in cash as Nextel exercised its right under the purchase agreement to pay cash. Net proceeds to Chadmoore were approximately $103 million after the payoff of Barclays debt.

On January 28, 2002, holders of Chadmoore common stock approved the asset sale to Nextel, the dissolution of Chadmoore and a plan of liquidation. On February 22, 2002, Chadmoore filed its articles of dissolution, closed its stock transfer record books, de-listed its shares from the over-the-counter bulletin board and has begun an orderly wind-up of its business operations. After making a required distribution to GATX Capital of about $21.5 million, Chadmoore will determine, with assistance of its tax and litigation counsel, the amount of assets reasonably sufficient under Colorado law to be set aside to cover all known, contingent, unliquidated and unknown claims of creditors, including the estimated expenses of the dissolution and liquidation. Chadmoore expects to immediately make an initial distribution to shareholders of record once it has completed this analysis. Any payment after that time will occur, if at all, when the Chadmoore board of directors determines that additional assets may be distributed in accordance with Colorado law to satisfy claims of creditors during the five-year liquidation period. Thereafter, remaining assets, if any, will be distributed to equity holders of Chadmoore.

PRINCIPAL SERVICES AND MARKETS

As of December 31, 2001, Chadmoore's principal service was providing two-way wireless voice communications for business users to communicate between a central dispatch point and a mobile workforce or among members of a mobile workforce. Individual users can choose to communicate with a group, selected sub-groups or individuals in any of those groups. The customer base for specialized mobile radio service consists of small to medium size businesses, public service providers and local governments that have significant field operations and need to provide their personnel with the ability to communicate directly in real-time on a one-to-one or one-to-many basis. Chadmoore provided its dispatch service for a flat fee. In light of its pending asset sale agreement with Nextel, Chadmoore's business plan had been to continue operating its specialized mobile radio systems in a manner that is designed to allow Chadmoore to maintain its customer base and generate positive cash flow at the system level. Chadmoore had ample, available frequencies at its disposal to continue to offer traditional specialized mobile radio users the fixed-rate communications solution to which they are accustomed.

As of December 31, 2001, Chadmoore generated revenue primarily from monthly billing for dispatch services on a per unit, or radio, basis. In selected markets, additional revenue was generated from telephone interconnect service based on air-time charges, and in the case of the Memphis market, from the sale and installation, of radio equipment and equipment service fees until August 31, 2001 when the Memphis sales and service facility was shut down. Management shut down the Memphis facility because it believed that the revenues from the operation were not sufficient to cover the cost of continuing operations.

DISTRIBUTION AND SALES AND MARKETING

Subsequent to announcing its planned asset sale with Nextel, Chadmoore initiated significant changes in its business plan, including the elimination of its direct sales force in an effort to reduce operating expenses. Chadmoore implemented this course of action because its marketing effort was not expected to generate profit prior to the anticipated closing of the asset sale. Through December 31, 2001, Chadmoore maintained its current customer base through its network of local specialized mobile radio and radio dealers. In markets where a suitable dealer or independent agent was not available, Chadmoore maintained contact with customers through its customer service group and management employees.

COMPETITIVE BUSINESS CONDITIONS AND COMPANY'S INDUSTRY POSITION

In Chadmoore's management's evaluation, key factors relevant to competition in the wireless communication industry are pricing, size of the coverage area, quality of communication, and reliability and availability of service. Prior to closing its transaction with Nextel, Chadmoore depended in large measure on its ability to compete with numerous wireless service providers in each of its markets, including cellular operators and personal communication service providers, digital specialized mobile radio service providers, paging services, and with other analog specialized mobile radio operators. Chadmoore competed against digital wireless service providers primarily on price and other analog specialized mobile radio providers primarily on customer service and capacity. The wireless communications industry is highly competitive and comprised of many companies, most of which have substantially greater financial, marketing, and other resources than Chadmoore. While Chadmoore believed that it had developed a differentiated and effective business plan, as of December 31, 2001, there were no assurances that had the asset sale not been completed that it would be able to compete successfully in its industry.

Since the late 1980's, Nextel has acquired a large number of specialized mobile radio systems and is the holder of the largest number of 800 MHz licenses in the United States. Nextel currently uses Motorola's iDEN technology. Other cellular operators and personal communication service providers are implementing digital transmission protocols on their systems as well, primarily to address capacity issues. Chadmoore competed with Nextel primarily on the basis of price and customer need for affordable group talk. Chadmoore also competed with Nextel Partners, which provides digital wireless communications services, in many of the secondary and tertiary markets in which Chadmoore operated, using the Nextel brand name. Nextel Partners offers its customers the same digital wireless communications services available from Nextel including digital cellular, text/numeric paging and Nextel Direct Connect as well as analog service similar to Chadmoore's. A subsidiary of The Southern Company, another wireless competitor of Chadmoore, is implementing a digital architecture and pursuing strategies similar to Nextel on a regional or primary market basis. The Southern Company is a large utility focusing on wide-area communications for its own vehicle fleet in the Southeastern United States, while selling excess capacity to other businesses spanning the same geographic region. As with Nextel, Chadmoore competed with the Southern Company primarily based on price. Most other analog specialized mobile radio providers within Chadmoore's operating territory consist of local, small family owned businesses that Chadmoore believes in general lack the spectrum, professional marketing, management expertise, and resources brought to the marketplace by Chadmoore to effectively compete in its market segment. Chadmoore competed with existing analog specialized mobile radio providers primarily on the basis of customer service, capacity to meet customer growth, additional value-added services, professional marketing and dealer support.


LICENSES AND RIGHTS TO LICENSES

As of December 31, 2001, Chadmoore controlled, within its operating territory, 3,876 channels in the 800 MHz band through ownership of the licenses or, in the case of less than one percent of its licenses, through generally irrevocable five and ten-year options to acquire licenses (subject to Federal Communications Commission rules, regulations, and policies), coupled with management agreements of the same term. (The appraisal report of BIA Financial identifies a total of 3,945 channels owned by Chadmoore as of June 30, 2001. While this number was correct as of June 30, 2001, the date of the BIA Financial appraisal, numerous channels were subsequently cancelled by Chadmoore in anticipation of the asset sale. These channels were cancelled pursuant to the second amendment to the asset sale agreement, and Chadmoore will realize the value of these cancelled channels pursuant to that amendment. The remainder of the difference is accounted for by changes in market coverage definitions. Chadmoore believes that any real discrepancy in the number of channels is de minimis in nature and would not have a material effect upon BIA Financial's valuation.) The remaining management agreements were intended to enable Chadmoore to develop, maintain and operate the corresponding specialized mobile radio channels subject to the licensee's direction. Any acquisition of a specialized mobile radio license by Chadmoore pursuant to exercise of an option is subject, among other things, to Federal Communications Commission approval. Until an option is exercised and the corresponding license is transferred to Chadmoore, Chadmoore acts under the direction and ultimate control of the license holder in accordance with the Federal Communications Commission rules and regulations. After a specialized mobile radio station is operating, Chadmoore may exercise its option to acquire the license at any time prior to the expiration of the option. As of December 31, 2001, Chadmoore had exercised options on all except approximately 62 channels which continue to be operated under option and management agreements. Chadmoore currently intends to exercise most of the remaining options subject to various considerations prior to the anticipated closing of the asset sale agreement.

Chadmoore may elect not to exercise an option for various business reasons, including Chadmoore's inability to acquire sufficient additional licenses in a given market to make it economically feasible for Chadmoore to offer service in that market. If Chadmoore does not exercise an option, its grantor may retain the consideration previously paid by Chadmoore. Also, if Chadmoore defaults in its obligations under an option, the grantor may retain the consideration previously paid by Chadmoore as liquidated damages. Further, if the specialized mobile radio system's value is decreased by Chadmoore's direct action, Chadmoore is also liable under the option for the full option price, provided the grantor gives timely notice. The options also authorize a court to order specific performance in favor of Chadmoore if a grantor fails to transfer the license in accordance with the option. There can be no assurance, however, that a court would order specific performance, since this remedy is subject to various equitable considerations.


GOVERNMENT REGULATION

General. Chadmoore's operations are subject to government regulation primarily by the Federal Communications Commission. The licensing, operation, assignment, and acquisition of 800 MHz specialized mobile radio licenses are regulated under the Communications Act of 1934. In May 1993, the Commission began revising its rules relating to the licensing and operation of 800 MHz specialized mobile radio stations. Since that time, the Commission has adopted new rules converting interconnected specialized mobile radio service from a private radio service to a commercial mobile radio service and has proposed other new rules allowing operational flexibility and mandating future licensing by competitive bidding. The Commission periodically has various dockets under consideration, which could result in changes to the Commission's rules, regulations, and policies. Various changes in the rules, regulations or policies of the Federal Communications Commission could potentially adversely affect the operations and financial condition of Chadmoore.

All specialized mobile radio and commercial mobile radio service licenses are issued as conditional licenses. The conditional licenses become licenses without condition only upon timely and proper completion of station construction and minimal customer loading. If a licensee fails to complete construction of a station timely and properly, the license for that station cancels automatically, without any further action by the Federal Communications Commission.

Prior to imposition of its commercial mobile radio service regulation system, the Federal Communications Commission issued specialized mobile radio licenses for five-year terms. Since January 2, 1995, commercial mobile radio service licenses have been issued for ten-year terms. Substantially all of the commercial mobile radio service licenses managed by Chadmoore were issued for five-year terms. Each license may be renewed at the end of the license term upon application to the Commission. While the Commission generally grants renewal of specialized mobile radio licenses in routine fashion, there can be no certainty that it will continue its current renewal practices or extend them to Chadmoore.

Regulation of radio towers. The transmitter towers for specialized mobile radio stations typically are free-standing or are located on building roof-tops. The towers are regulated by both the Federal Communications Commission and the Federal Aviation Administration. The regulations relate to geographic location, height, construction and lighting standards, and maintenance. Failure to comply with tower regulations can result in assessment of fines against the tower owner or operator and has, historically, resulted in fines assessed against individual licensees located on tower. Chadmoore does not own any towers. Chadmoore maintains appropriate liability insurance, in amounts customary in the industry, to protect it from third-party claims arising from operation of its specialized mobile radio stations.

Other Federal regulations. Chadmoore is generally subject to the jurisdiction of various federal agencies and instrumentalities in addition to the Federal Communications Commission and the Federal Aviation Administration including but not limited to the United States Environmental Protection Agency, the United States Department of Labor, the United States Occupational Safety and Health Administration, the United States Equal Employment Opportunity Commission, the United States Securities and Exchange Commission and others. While Chadmoore believes that it is operating in conformity with all material applicable rules and regulations, changes in policies or rules, and other actions of these agencies, could adversely affect the operations and financial condition of Chadmoore.

State regulations. At present, state and local governments cannot regulate the rates charged by specialized mobile radio operators. These governments may, however, exercise regulatory powers over health, safety, consumer protection, taxation, and zoning regulations with respect to specialized mobile radio stations. Currently, Chadmoore's systems are not subject to any state or local regulatory restraint (other than generally applicable laws and regulations). Chadmoore cannot be sure, however, that these systems will not become subject to various state and local regulatory authorities in the future.

Regulatory developments. Legislation or rules may be proposed and enacted at any time that may have a material adverse effect on the operations of Chadmoore. At this time, Chadmoore is unaware of any pending legislation or rule-making proceedings that would have a material adverse effect on its current operations.

TECHNOLOGY

Primarily as a result of the sale of substantially all of Chadmoore's assets to Nextel, Chadmoore has not incurred significant research and development expenses in connection with the equipment for its existing analog specialized mobile radio systems or the potential implementation of digital specialized mobile radio systems.

EMPLOYEES

As of March 22, 2002, Chadmoore had 10 full-time employees. None of Chadmoore's employees is covered by a collective bargaining agreement and the Company believes its relationship with its employees is good.

RISK FACTORS

The securities of the Company are speculative and involve a high degree of risk. In addition to the factors discussed elsewhere in this report, the following is a discussion of certain factors which could affect the distributions to security holders under the plan of liquidation.

You may be liable to creditors of Chadmoore if you receive an excess distribution and there are insufficient assets available to satisfy claims of creditors.

Under Colorado law, the Chadmoore board of directors is charged with determining the amount of assets to be reserved to pay Chadmoore's known, contingent, unliquidated, and unknown claims, including the estimated expenses of the dissolution and liquidation. Only after sufficient assets are reserved can the board of directors distribute assets to the Chadmoore security holders. It is impossible for the Chadmoore board of directors to know with certainty that all claims and potential claims are provided for adequately. In addition, some claims may be brought more than five years after the filing date of the articles of dissolution, subject to the applicable statute of limitations. In the event that the assets reserved are insufficient to satisfy all of the claims that arise within the applicable claim period, the unpaid creditors are entitled to compensation from the persons receiving distributions for that amount. Shareholders are liable only up to the amount of assets they receive in distributions, and, to the extent that shareholders are required to pay more than their pro rata amount of any claim, may seek contribution from the other persons receiving distributions. Seeking contribution would be difficult and costly due to the large number of persons receiving distributions.

The total value of the distributions that holders of Chadmoore securities will receive is subject to many variables and risks.

Holders of Chadmoore securities will receive cash after funds are reserved to pay Chadmoore's creditors. The amount available for distribution will depend on many variables, including the amounts realized on the sale of Chadmoore's remaining assets, the costs and expenses related to selling such assets, and the amounts of Chadmoore's actual and potential liabilities such as its tax liabilities or payments made in connection with any legal proceedings. All of these amounts may ultimately be different than Chadmoore's current estimates. If these estimates are incorrect, then the plan of liquidation may not yield liquidating distributions equal to or greater than those projected in the proxy statement for Chadmoore's special meeting filed with the SEC by Nextel under cofer of form S-4 on December 14, 2001. There can be no assurance that we will be successful in disposing of our remaining assets for values approximating those currently estimated by us or that related liquidating distributions will occur within the currently estimated timetable.

You are unable to transfer your Chadmoore shares.

Upon filing of its articles of dissolution with the Colorado secretary of state, Chadmoore closed its stock transfer record books as permitted under Colorado law and delisted its securities from the over-the-counter bulletin board. Chadmoore no longer recognizes any transfers of shares of its stock, except by will, intestate succession or otherwise by operation of law, thereby eliminating the liquidity in its shares.

Our operations may be adversely affected if we lose key personnel.

We will depend on the experience and efforts of our management team, particularly our executive officers Robert Moore, Rick Rhodes, and Stephen Radusch, to effect the plan of liquidation and to settle and resolve all claims against us. These executives have significant experience with respect to the Company's assets and operating history and any claims against it. The loss of any of their services could harm the execution of the Company's plan of liquidation.

Our insurance coverage is limited and may not cover losses that we suffer.

The cash proceeds received from the sale of our assets are maintained in an interest bearing money market account. Such account is not insured by the FDIC, nor by any other governmental or private insurance entity. Therefore, such funds are subject to possible loss in the event of a bank failure. An uninsured loss would significantly harm our ability to make distributions to our securityholders.


ITEM 2.  DESCRIPTION OF PROPERTIES

Chadmoore's corporate office is located at 2875 East Patrick Lane, Suite G, Las Vegas, Nevada. Chadmoore leases office and warehouse space at this address which consists of approximately 16,000 square feet at a monthly base rental of approximately $18,500 under a five-year lease, which started in December 1997, with two five year renewal options and annual escalation provisions. Management believes that the corporate office space will be sufficient to accommodate Chadmoore's dissolution and liquidation and has no expectation of needing more space before the end of the lease term.

As of December 31, 2001, Chadmoore leased approximately 300 antenna sites throughout the United States for the transmission of its specialized mobile radio services. These sites were located primarily on rooftops or are free standing facilities. The terms of these leases range from month to month to 6 years, with options to renew. The majority of these leases were assigned to Nextel upon closing of the transaction.

ITEM 3.  LEGAL PROCEEDINGS

In addition to the matters described below, Chadmoore is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Chadmoore's consolidated financial position, results of operations or liquidity.

Pursuant to the FCC's jurisdiction over telecommunications activities, Chadmoore remains involved in limited pending matters before the FCC, which may ultimately affect Chadmoore's operations.

On October 16, 2001, some holders of licenses cancelled by the Federal Communications Commission pursuant to the Goodman/Chan decision filed suit against Chadmoore in the United States District Court for the Southern District of New York. This group of ten licensees demanded through their complaint payment from Chadmoore in the amount of $1,430,180 for payment on promissory notes and punitive damages.

On March 13, 2002, the parties reached a full settlement of claims in this matter wherein Chadmoore paid the licensee group a lump sum of $180,000 in exchange for dismissal of the suit by the plaintiffs and a full release from any and all liabilities and claims asserted by the ten licensees.

In October, 2001, Chadmoore received a demand for arbitration from Emergency Radio Services, Inc. ("ERS") with respect to a breach of a contract claim. In its demand for arbitration, ERS argued that an agreement executed between ERS and Chadmoore in 1997 entitled it to certain radio channels in Fort Wayne, Indiana. Chadmoore attempted to reach a settlement with ERS, however, no settlement has been reached in this matter. Thus, arbitration is pending and it is expected that discovery will commence in the near future. Chadmoore cannot predict the outcome of this litigation, but believes that an unfavorable outcome is unlikely.

A complaint was filed on December 13, 2001 in the United States District Court for the District of Nevada by Third Mobile Ltd., a Texas limited liability company and shareholder of Chadmoore, naming Chadmoore as defendant. The Complaint was served on Chadmoore on January 31, 2002. The complaint seeks monetary damages in an unspecified amount relating to certain oral misrepresentations Robert Moore allegedly made to Third Mobile around January 1995 that induced Third Mobile to invest $700,000 in Chadmoore Communications, Inc. Chadmoore believes the complaint is without substantive merit, and is also likely barred by the applicable statue of limitations since it related to events that took place seven years ago in January and February of 1995. Chadmoore has filed its first response in this matter with the District Court and, as no settlement discussion are in progress, it is anticipated that discovery in this matter will commence in the near future. Chadmoore cannot predict the outcome of this litigation, but believes that an unfavorable outcome is unlikely.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of Shareholders held on January 28, 2002, the following proposals were adopted by the margins indicated below. There were 45,700,172 shares of common stock entitled to vote at the meeting and a total of 27,259,516 shares were present in person or by proxy.

    1.   Approval  of  Agreement  and  Plan  of   Reorganization   among  Nextel
         Communications, Inc., Nextel Finance Company, and the Company.

                                    Shares
         In Favor                  Withheld          Abstained
         --------                  --------          ---------
         26,253,377                841,644           164,495

    2.   Approval of Dissolution and Plan of Liquidation.

                                    Shares
         In Favor                  Withheld          Abstained
         --------                  --------          ---------
         25,997,491                994,534           266,991

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Chadmoore's common stock has been listed on the NASD Over-the-Counter Electronic Bulletin Board (the "OTC Bulletin Board") since July 1996. Effective as of the date of the Company's dissolution on February 22, 2002, Chadmoore's common stock was delisted from the OTC Bulletin Board and no longer trades. As of March 22, 2002, there were 373 holders of record of Common Stock, including brokerage accounts. The former transfer agent and now liquidating agent for the common stock is Computershare Investor Services, Lakewood, Colorado 80228.

The following table sets forth, on a per share basis, the high and low prices for Chadmoore's common stock for the 2001 fiscal year.


         Fiscal Year 2000                  High Bid            Low Bid
                                           --------            -------
         First Quarter                     $    5.00           $    0.20
         Second Quarter                    $    1.84           $    0.55
         Third Quarter                     $    1.25           $    0.48
         Fourth Quarter                    $    0.59           $    0.27

         Fiscal Year 2001                  High Bid            Low Bid
                                           --------            -------
         First Quarter                     $    0.77           $    0.27
         Second Quarter                    $    0.38           $    0.16
         Third Quarter                     $    0.60           $    0.20
         Fourth Quarter                    $    0.59           $    0.24

The above prices may not reflect actual transactions and represent prices between broker-dealers and does not include retail markups or markdowns or any commissions to the broker-dealer.

Chadmoore has paid no cash dividends to date on its common stock. After making a required distribution to GATX Capital of about $21.5 million, Chadmoore will determine, with assistance of its tax and litigation counsel, the amount of assets reasonably sufficient under Colorado law to be set aside to cover all known, contingent, unliquidated and unknown claims of creditors, including the estimated expenses of the dissolution and liquidation. Chadmoore expects to immediately make an initial distribution to shareholders of record once it has completed this analysis. Any payment after that time will occur, if at all, when the Chadmoore board of directors determines that additional assets may be distributed in accordance with Colorado law to satisfy claims of creditors during the five-year liquidation period. Thereafter, remaining assets, if any, will be distributed to equity holders of Chadmoore.


ISSUANCE OF UNREGISTERED SECURITIES. During 1999, Chadmoore issued 1,871,096 shares of Chadmoore's restricted Common Stock, which represented $916,837 toward the principal and interest of an outstanding convertible note. Chadmoore also issued 525,000 shares of Chadmoore's Common Stock for the settlement of a license dispute, and Chadmoore issued 700,000 shares of Chadmoore's Common Stock for the conversion of a subsidiary's stock. In connection with its debt facility, Chadmoore issued to GATX Capital Corporation a warrant to purchase 1,822,500 shares of its Common Stock at a purchase price of $0.01 per share.
Chadmoore re-priced 358,793 of warrants to purchase Chadmoore's Common Stock from exercise prices ranging from $0.50 to $2.50 to an exercise price of $0.01. These warrants are held by the Sullivan Family Trust, of which Mark F. Sullivan and his wife are the only trustees. Finally, during 1999, Chadmoore issued 90,000 shares of Common Stock for services rendered.

During 2000, Chadmoore issued 2,317,679 shares of common stock in payment of debt in the amount of $711,000 and accrued interest in the amount of $425,000. Chadmoore also issued of 210,000 shares of stock for services rendered. In connection with the proposed Nextel transaction, Chadmoore issued a warrant to purchase 250,000 shares of its Common Stock at a purchase price of $0.70 per share. Finally, during 2000, Chadmoore issued a warrant to purchase 250,000 shares of Chadmoore's Common Stock at an exercise price of $0.21. This warrant is held by the Sullivan Family Trust, of which Mark F. Sullivan and his wife are the only trustees.

During 2001, Chadmoore re-priced 250,000 of warrants to purchase Chadmoore's Common Stock from $0.70 to an exercise price of $0.2375. These warrants are held by Gray Cary Ware & Freidenrich, Chadmoore's outside legal counsel.

In all of the preceding securities issuances, Chadmoore relied on Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the consolidated financial condition and results of operations of Chadmoore for the fiscal years ended December 31, 2001 and December 31, 2000, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. These statements contain words such as "intends", "planned", "future", and "believes" and include statements regarding Chadmoore's dissolution and liquidation. Although Chadmoore believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. Chadmoore cautions investors that any forward-looking statements made by Chadmoore are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. See the risks discussed under "Business--Risk Factors" in this report.

PLAN OF OPERATIONS FOR DISSOLUTION

Chadmoore shall wind up the Company's affairs as quickly and as efficiently as possible in order that the interests of all shareholders will be served. The Company will try to minimize the length of time necessary to satisfy its known liabilities while also minimizing the risks to shareholders and conserving corporate assets.

Chadmoore will determine the amount of known claims and creditors and the amount needed by the Company to ensure payment of any contingent, unliquidated or unknown claims and establish a reserve in such amount. Chadmoore will distribute the cash in excess of the above amount to shareholders.

In the first year following the closing of the asset sale, Chadmoore will try to settle or dispute all contingent or unliquidated claims. Such activity will include, among other things, the settlement of all remaining partner market claims and, where necessary, the related prosecution of license assignment applications through the FCC. Additionally, all remaining claims of Goodman/Chan licensees (approximately 600 license claims) will be settled. Further, any outstanding tower site claims will be settled during this period. All the retained FCC related assets will remain in Chadmoore. Every effort will be made to effectuate the resolution and transfer out of Chadmoore of all FCC related assets prior to the final dissolution of Chadmoore.

Chadmoore will retain sufficient staff resources to ensure that negotiations for settlement of all claims occur in a prompt and technically proficient manner. This will require retention of sufficient legal, financial, technical and administrative personnel to ensure timely and successful claims settlements. Of particular concern are partnership market/license disposal issues, settlement of the remaining tower site contract site issues, and the Goodman/Chan claims.

RESULTS OF OPERATIONS

Total revenues for the fiscal year ended December 31, 2001 decreased $2.4 million, or 32.5%, from $7.4 million for 2000 to $5.0 million in 2001, reflecting a decrease of $1.9 million or 28.4% in service revenue and $469,000 or 80.0% in equipment sales and maintenance revenue.

Service revenue decreased to $4.9 million for the twelve months ended December 31, 2001 compared to $6.8 million for the same period in 2000. The decrease in service revenue is directly related to the reduction in subscriber units during 2001. As of December 31, 2001, there were approximately 21,500 units compared to approximately 41,700 units at December 31, 2000. Subsequent to entering into its agreement with Nextel, Chadmoore eliminated its direct sales force and began efforts to reduce operating expenses. A portion of this decrease had been offset by a price increase of approximately $2 to $3 per unit per market in October 2001.

The decrease in equipment sales and maintenance revenue of $469,000, or 80.0%, from $586,000 in 2000 to $117,000 in 2001, was attributable to the change in business plan that closed the Memphis, Tennessee, office and reduced sales in other markets where future analog service is only guaranteed for six months after the closing of the proposed transaction with Nextel.

Cost of service revenue increased to $2.2 million for the year ended December 31, 2001 compared to $2.0 million for the year ended December 31, 2000, an increase of $252,000 or 12.9%. This increase was primarily due to increased site rent and utility expenses related to the operations of each SMR system. Gross margin on service revenue decreased to 54.6% for 2001 compared to 71.2% for 2000.

Cost of equipment sales and maintenance decreased to $252,000 in 2001 compared to $287,000 in 2000, a decrease of $35,000 or 12.2%. The decrease is a result of lower sales volume from year to year due to the change in the business plan as a result of the proposed Nextel transaction. Gross margin on equipment sales and maintenance revenue was 51.0% in 2000 compared to a negative gross margin of 115.4% in 2001. The negative gross margin is due to the liquidation of inventory at a loss during 2001.

General and administrative expenses decreased to $7.7 million in 2001 compared to $12.7 million in 2000, a decrease of $5.0 million or 39.4%. Salaries, wages, and benefits expense (a component of general and administrative expenses) decreased to $2.7 million in 2001 compared to $4.1 million in 2000, a decrease of $1.4 million or 35.6%. This decrease is primarily due to layoffs in August 2000 and September 2001. Chadmoore had as many as 80 employees in early 2000, but had reduced its workforce to 17 as of December 31, 2001. Relative to total revenues, salaries, wages, and benefits expense was 53.4% for 2001 and 55.9% for 2000. Remaining general and administrative expense decreased $3.6 million in 2001 to $5.0 million compared to $8.6 million in 2000, due to the decrease in expenses associated with the decrease in staff, the closing of the Memphis, Tennessee, facility and a year-long reduction in marketing efforts primarily as a result of the Nextel transaction.

In 2000, Chadmoore wrote down the value of it licenses by approximately $5.2 million as a result of the Goodman/Chan decision by the FCC.

In 2000, inventory was reduced by approximately $320,000 to lower the value to an estimated liquidation basis. An additional reduction of $221,000 was recorded in 2001. Per its agreement with Nextel, inventory is not one of the assets acquired. Therefore, Chadmoore has been liquidating its inventory prior to and following the close of its transaction with Nextel. The write-down of inventory to liquidation value reflects management's best estimate of its net realizable value.

Depreciation and amortization expense increased to $2.5 million in 2001 compared to $2.3 million in 2000, an increase of $149,000 or 6.5% reflecting larger amounts of licenses and infrastructure placed in service during all of 2001 compared to a partial period in 2000.

Primarily due to its transaction with Nextel and Chadmoore's change in its business plan, total operating expenses were $12.8 million in 2001 compared to $22.7 million in 2000, a decrease of $9.9 million or 43.6%. Chadmoore's loss from operations was $7.8 million in 2001 compared to $15.3 million in 2000, a decrease of $7.5 million or 49.0%.

Interest expense, net of interest income, increased to $6.4 million in 2001 compared to $5.0 million in 2000, an increase of $1.4 million or 28.0% due to higher average debt balances associated with the GATX facility and new borrowing under the Barclays agreement. (See "Liquidity and Capital Resources.")

Based on the foregoing, Chadmoore's net loss decreased to $14.6 million in 2001 compared to $20.4 million in 2000, a decrease of $5.8 million or 28.4%. Chadmoore has provided a valuation allowance to reserve against the applicable deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

Chadmoore had net losses attributable to common shareholders of $15.5 million and $21.1 million for the years ended December 31, 2001 and 2000, respectively. Operating expenses and capital expenditures associated with the development and enhancement of its SMR network have more than offset operating revenues. Chadmoore's auditors have included an explanatory paragraph in their opinion which notes that Chadmoore sold substantially all of its assets, filed articles of dissolution, and commenced an orderly liquidation of the business in 2002. Chadmoore has consistently used external sources of funds, primarily from equity issuances and debt financings, to fund operations, capital expenditures and other non-operating needs.

Net working capital was a deficit of $15.4 million at December 31, 2001 compared to a deficit of $16.0 million at December 31, 2000. The increased deficit is primarily due to the decrease in cash and the increase in the current portion of debt and accrued liabilities associated with the Nextel transaction which closed on February 8, 2002.

Net cash used in operating activities increased to $8.5 million for the year ended December 31, 2001 as compared to $8.0 million for the same period in 2000. The increase in net cash used in operating activities consisted primarily of the increase in debt discount and amortization costs.

Net cash used in investing activities, decreased to $185,000 in 2001 compared to $619,000 in 2000. Capital expenditures in 2001 were primarily for SMR licenses and fixed assets. This cash outlay was mostly offset by proceeds from the sale of assets in Memphis and other locations.

Net cash provided by financing activities was $8.6 million for the year ended December 31, 2001, as compared to $3.2 million for the prior year. The increase is primarily attributable to borrowing of $16.2 million in 2001 compared with $11.4 million in 2000. Debt issue costs decreased to $21,000 in 2001 compared to $324,000 in 2000. Debt payments were $7.3 million in 2001 compared to $8.1 million in 2000. Chadmoore received $494,000 in proceeds from the exercise of stock options in 2000.

Subject to the terms of its $27 million Senior Secured Loan Agreement ("GATX Facility"), Chadmoore drew the last $400,000 in May 2000. Drawdowns under the GATX Facility were made at an interest rate fixed at the time of each funding, ranging from 10.84% to 12.34%, with a five-year amortization following an interest-only period, a warrant to purchase up to 1,822,500 shares of Chadmoore's common stock at an exercise price of $0.01 per share was also issued to GATX. The loan, which was repaid upon the closing of the Nextel transaction, was secured by substantially all the assets of Chadmoore. In addition to the quarterly interest payments, required quarterly principal payments of approximately $1.35 million were to begin on June 30, 2000. Chadmoore, however, negotiated a deferral of the first payment until August 25, 2000. Chadmoore was current on its obligations under this facility as of December 31, 2001.

Chadmoore is required to maintain certain financial covenants related to the GATX and Barclay's facilities. As of December 31, 2001, Chadmoore was not in compliance with all of the covenants, however, as previously noted, GATX has agreed to waive all financial covenant violations. Barclays per its subordination agreement with GATX cannot act upon the financial covenant violations, subject to the waivers agreed to by GATX.

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

On December 13, 2001, Chadmoore and GATX Capital agreed to defer payment of the $1 million fee and the $1.35 million principal payment due on or about December 31, 2001 to the earlier of the closing date of the asset sale or February 15, 2002, and that GATX Capital would draw on the $2.7 million letter of credit from Barclays Bank in favor of GATX Capital to satisfy the principal payments due on or about June 30, 2001 and September 30, 2001. In addition, Chadmoore agreed to pay GATX Capital, when due, the $606,280 interest payment due on or about
December 31, 2001. Chadmoore also agreed to pay GATX Capital an additional fee of $100,000.

In October 1996, Chadmoore signed a purchase agreement with Motorola to purchase approximately $10 million of Motorola radio communications equipment, including Motorola Smartnet II trunked radio systems. The purchase agreement required that the equipment be purchased within 30 months of its effective date. On March 10, 1998, Chadmoore received an extension from 30 months to 42 months from the effective dates thereof. As of March 6,

2000 Chadmoore has purchased approximately $6.5 million toward this purchase commitment. On May 4, 2000 Chadmoore negotiated an extension to the agreement until July 2001. Chadmoore did not purchase the additional $4.0 million of radio communications equipment before July 26, 2001, and recorded a liability to reimburse Motorola for previous discounts of approximately $331,000. Upon completion of the Nextel transaction in February 2002, Chadmoore repaid the discount as part of its liquidation process.

In  August  2000,   Chadmoore   signed  a  definitive   agreement  and  plan  of
reorganization with Nextel Communications, Inc. under which Nextel acquired substantially all of Chadmoore's assets as of February 8, 2002.

Primarily due to the anticipated closing of the transaction with Nextel, Chadmoore made significant changes in its business plan by scaling back its marketing and development activities and eliminating its direct sales force in an effort to reduce operating expenses. Chadmoore also began to explore opportunities to dispose of Chadmoore's assets that are not being acquired by Nextel which will consist primarily of accounts receivable, inventory, office furniture and equipment and analog equipment.

In connection with the Nextel reorganization agreement, Chadmoore arranged to borrow up to an aggregate of $32.5 million from Barclays Bank PLC in order to pay amounts due under Chadmoore's existing credit facility and finance Chadmoore's interim operations. The principal balance of the interim financing was repaid by Chadmoore upon completion of the Nextel transaction in February 2002.

CONTRACTUAL COMMITMENTS

     The following table summarizes our material  obligations and commitments to
make  future  payments  under  certain  contracts,   including   long-term  debt
obligations and operating leases.

                                                Payment Due by Period (In Thousands)
                                    --------------------------------------------------------------
Type of Contractual Obligation         2002            2003-2006       After 2006          Total
-------------------------------     ----------        ----------       ----------       ----------
Long-Term Debt Instruments          $   53,365        $    1,497       $      898       $   55,760

Operating Leases                         2,006             1,417                -            3,423
                                    ----------        ----------       ----------       ----------
   Total                            $   55,371        $    2,914       $      898       $   59,183
                                    ==========        ==========       ==========       ==========


We do not have any other guarantees, contingent commitments or other material liabilities that are not reflected on our consolidated balance sheets.


ITEM 6A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2001, all Chadmoore's long term debt bears fixed interest rates, however, the fair market value of this debt is sensitive to changes in prevailing interest rates. Chadmoore runs the risk that market rates will increase and the required payments will exceed those based on the current market rate. Chadmoore does not use interest rate derivative instruments to manage its exposure to interest rate changes.

ITEM 7.  FINANCIAL STATEMENTS






                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders of
    Chadmoore Wireless Group, Inc.:

We have audited the accompanying consolidated balance sheets of Chadmoore Wireless Group, Inc. (a Colorado corporation) and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, redeemable preferred stock and shareholders' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed further in Note 14, on February 8, 2002, the Company sold substantially all of its assets. On February 22, 2002, the Company filed articles of dissolution and commenced an orderly liquidation of the business.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chadmoore Wireless Group, Inc. and Subsidiaries, as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.




ARTHUR ANDERSEN LLP

Las Vegas, Nevada
March 22, 2002

                         CHADMOORE WIRELESS GROUP, INC.
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000
                    (amounts in thousands, except share data)

                                                                                           December 31,
                                                                                     2001                2000
                                                                                ---------------    ----------------
                        ASSETS
Current assets:
     Cash and cash equivalents                                                   $          118    $            108
     Accounts receivable, less allowance for doubtful accounts of
         $31 and $101 at December 31, 2001 and 2000, respectively                           515               1,097
     Other receivables, less allowance for doubtful accounts of $0 and $199
         at December 31, 2001 and 2000, respectively                                         33                 188
     Inventory                                                                               40                 496
     Other current assets                                                                    43                  45
     Assets held for sale                                                                43,821                  -
                                                                                 --------------    ----------------
         Total current assets                                                            44,570               1,934

     Property and equipment, net                                                            815              12,938
     Intangible assets, net                                                                 332              33,963
     Other assets, net of accumulated amortization of $2,459 and $671
         at December 31, 2001 and 2000, respectively                                      2,141               2,909
                                                                                 --------------    ----------------
              Total assets                                                       $       47,858    $         51,744
                                                                                 ==============    ================

LIABILITIES, REDEEMABLE PREFERRED STOCK
     AND SHAREHOLDERS' DEFICIT

Liabilities:
     Current maturities of long-term debt                                        $       53,365    $         12,445
     Accounts payable                                                                     2,027               1,599
     Accrued liabilities                                                                  4,299               2,953
     Unearned revenue                                                                       290                 876
     Other current liabilities                                                                9                  33
                                                                                 --------------    ----------------
         Total current liabilities                                                       59,990              17,906

     Long-term debt                                                                       2,395              33,771
                                                                                 --------------    ----------------
         Total liabilities                                                               62,385              51,677

Minority interests                                                                        1,147               1,171

Commitments and contingencies

Redeemable preferred stock:
     Series C, 4% cumulative, 10,119,614 shares issued and outstanding                    3,122               2,201

Shareholders' equity:
     Preferred stock, $.001 par value, authorized 40,000,000 shares:
         Series B 219,000 authorized, 0 shares outstanding at
         December 31, 2001 and 2000, respectively                                            -                   -
     Common stock, $.001 par value, authorized 100,000,000 shares,
         45,700,172 shares issued and outstanding
         at December 31, 2001 and 2000                                                       46                  46
     Additional paid-in capital                                                          68,658              69,539
     Accumulated deficit                                                                (87,500)            (72,890)
                                                                                 ---------------   -----------------
         Total shareholders' deficit                                                    (18,796)             (3,305)
                                                                                 ---------------   -----------------

         Total liabilities, redeemable preferred stock and shareholders' deficit $       47,858    $         51,744
                                                                                 ==============    ================

       See accompanying notes to these consolidated financial statements.

                         CHADMOORE WIRELESS GROUP, INC.
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2001 and 2000
             (amounts in thousands, except share and per share data)


                                                                                 December 31,
                                                                           2001                2000
                                                                       ---------------    ----------------
Revenues:
     Service revenue                                                   $        4,860     $         6,789
     Equipment sales and maintenance                                              117                 586
                                                                       ---------------    ----------------

         Total revenues                                                         4,977               7,375

Operating expenses:
     Cost of service revenue                                                    2,206               1,954
     Cost of equipment sales and maintenance                                      252                 287
     General and administrative                                                 7,668              12,650
     Depreciation and amortization                                              2,455               2,306
     Write down of licenses                                                        -                5,152
     Write down of inventory                                                      222                 320
                                                                       ---------------    ----------------

         Total operating expenses                                              12,803              22,669
                                                                       ---------------    ----------------

Loss from operations                                                           (7,826)            (15,294)

Other income (expense):
     Minority interest                                                           (224)               (275)
     Interest expense, net                                                     (6,437)             (4,959)
     Gain (loss) on sale of assets                                               (123)                124
                                                                       ---------------    ----------------

                                                                               (6,784)             (5,110)
                                                                       ---------------    ----------------
Net loss                                                                      (14,610)            (20,404)

Redeemable preferred stock dividend and accretion                                (921)               (694)
                                                                       ---------------    ----------------

Loss applicable to common shareholders                                 $      (15,531)    $       (21,098)
                                                                       ===============    ================

Basic and diluted loss per share of common stock:

Loss applicable to common shareholders - basic and diluted             $        (0.28)    $         (0.41)
                                                                       ===============    ================

Basic and diluted weighted average shares outstanding                      56,235,627          51,990,155
                                                                       ===============    ================


       See accompanying notes to these consolidated financial statements.

                         CHADMOORE WIRELESS GROUP, INC.
Consolidated Statements of Redeemable Preferred Stock and Shareholders'Equity/(Deficit)
                 For the years ended December 31, 2000 and 2001


                           Redeemable Preferred
                                  Stock                   Common Stock
                                  -----           -------------------------   Additional                                Total
                          Outstanding               Outstanding                Paid-In       Stock     Accumulated  Shareholders'
                            Shares       Amount       Shares        Amount     Capital     Subscribed    Deficit    Equity(Deficit)
                            ------       ------
                         -----------  -----------  -----------   ---------  ------------  -----------  -------------  ------------
Balance at December 31,
               1999       10,119,614  $ 1,507,316   40,683,118   $  40,683  $ 68,086,611  $   304,650  $(52,485,052)  $ 15,946,892
                         -----------  -----------  -----------   ---------  ------------  -----------  -------------  ------------
Issuance of Common Stock:
  Stock subscribed                -            -     1,500,000       1,500       303,150     (304,650)          -     $         -
  Settlement of debt              -            -     2,387,679       2,388     1,169,082           -             -       1,171,470
  Services                        -            -       140,000         140       181,021           -             -         181,161
  Stock option exercises          -            -       989,375         989       492,545           -             -         493,534
Preferred stock dividends
  and accretion                   -       693,723           -           -       (693,723)          -             -        (693,723)
Net loss                          -            -            -           -             -            -   $(20,404,375)   (20,404,375)
                         -----------  -----------  -----------   ---------  ------------  -----------  -------------  ------------
Balance at December 31,
               2000       10,119,614  $ 2,201,039   45,700,172   $  45,700  $ 69,538,686  $        -   $ 72,889,427)  $ (3,305,041)
                         -----------  -----------  -----------   ---------  ------------  -----------  -------------  ------------
Issuance of Common Stock:
  Stock subscribed                -            -            -           -             -            -             -    $         -
  Settlement of debt              -            -            -           -             -            -             -              -
  Services                        -            -            -           -         39,523           -             -          39,523
  Stock option exercises          -            -            -           -             -            -             -              -
Preferred stock dividends
  and accretion                   -       920,708           -           -       (920,708)          -             -        (920,708)
Net loss                          -            -            -           -             -            -   $(14,609,994)   (14,609,994)
                         -----------  -----------  -----------   ---------  ------------  -----------  -------------  ------------
Balance at December 31,
               2001       10,119,614  $ 3,121,747   45,700,172  $   45,700  $ 68,657,501  $        -   $(87,499,421)  $(18,796,220)
                         ===========  ===========  ===========  ==========  ============  ===========  =============  ============

       See accompanying notes to these consolidated financial statements.

                         CHADMOORE WIRELESS GROUP, INC.
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2001 and 2000
                             (amounts in thousands)

                                                                                       2001                2000
                                                                                ---------------    ----------------

Cash flows from operating activities:

Net loss                                                                        $       (14,610)   $        (20,404)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Minority interests                                                                     224                 275
     Depreciation and amortization                                                        2,455               2,306
     Writedown of inventory                                                                 222                 320
     Write-off of license options                                                            -                6,807
     (Gain) Loss on sale of assets                                                          123                (124)
     Amortization of debt discount and debt issuance costs                                2,262               1,729
     Expense associated with:
         Options issued for services                                                         39                 217
     Change in operating assets and liabilities:
         Decrease in accounts and other receivables                                         629                  71
         Decrease (increase) in inventory                                                   234                (285)
         Decrease in other current assets                                                    95                  44
         (Decrease) increase in unearned revenue                                           (586)                 63
         Increase in accounts payable and accrued liabilities                               462                 933
                                                                                ---------------    ----------------
              Net cash used in operating activities                                      (8,451)             (8,048)

Cash flows from investing activities:
     Payments for acquisition and purchase of license options                              (369)               (208)
     Purchase of property and equipment                                                    (314)               (516)
     Proceeds from sale of assets                                                           498                 125
     Sale of intangible assets                                                               -                  (17)
     Decrease in other assets                                                                -                   (3)
                                                                                ---------------    ----------------
              Net cash used in investing activities                                        (185)               (619)

 Cash flows from financing activities:
     Stock options exercised                                                                 -                  494
     Increase in debt issuance costs                                                        (20)               (324)
     Payments of minority interests                                                        (248)               (218)
     Payments of long-term debt                                                          (7,334)             (8,141)
     Proceeds from issuance of long-term debt                                            16,248              11,361
                                                                                ---------------    ----------------
              Net cash provided by financing activities                                   8,646               3,172

Net increase (decrease) in cash and cash equivalents                                         10              (5,495)
Cash and cash equivalents at beginning of period                                            108               5,603
                                                                                ---------------    ----------------

Cash and cash equivalents at end of period                                      $           118    $            108
                                                                                ===============    ================

       See accompanying notes to these consolidated financial statements

                         CHADMOORE WIRELESS GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


A.       DESCRIPTION OF BUSINESS

Chadmoore Wireless Group, Inc., together with its subsidiaries (collectively "Chadmoore" or the "Company"), is one of the largest holders of frequencies in the United States in the 800 megahertz ("MHz") band for commercial specialized mobile radio ("SMR") service. Chadmoore's operating territory covers approximately 55 million people in 180 markets, primarily in secondary and tertiary cities throughout the United States ("Operating Territory"). During 2000, Chadmoore completed an Asset Acquisition Agreement ("American Agreement") with American Wireless Network, Inc. ("American") where Chadmoore acquired 16 ten-channel 900 MHz wide-area licenses in seven Metropolitan Trading Areas ("MTA's"). Also known as dispatch, one-to-many, or push-to-talk, Chadmoore's commercial SMR service provides reliable, real-time voice communications for companies with mobile workforces that have a need to frequently communicate with their entire fleet or subgroups of their fleet.

On February 8, 2002, Chadmoore closed the sale of substantially all its assets to Nextel Communications, Inc. ("Nextel") for $130 million in cash. See Note 14
- Subsequent Events for further discussion.

B.       PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of all majority owned companies and joint ventures. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority partners' proportionate share in the joint venture's equity or equity in income (loss).

C.       USE OF ESTIMATES

Management of Chadmoore has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

D.       CASH AND CASH EQUIVALENTS

Chadmoore classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase.

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

G.       PROPERTY AND EQUIPMENT

Property and equipment are carried at cost, less accumulated depreciation and amortization. Costs of construction are capitalized. Depreciation is computed using the straight-line method over estimated useful lives beginning in the month an asset is placed in service. Costs incurred for repairs and maintenance are expensed as incurred.

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

J.       CONCENTRATION OF RISK

Chadmoore believes that the geographic and industry diversity of its customer base minimizes the risk of incurring material losses due to concentrations of credit risk.

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

L.       ADVERTISING EXPENSE

Chadmoore expenses advertising costs in the period incurred. Chadmoore expensed approximately $3,000 and $149,000 of advertising costs for the years ended December 31, 2001 and 2000, respectively.

M.       DEBT ISSUANCE COSTS

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method, or a method that approximates the effective interest method, over the term of the debt agreements. Debt issuance costs included in other assets were $4,581,000 and $3,560,000 at December 31, 2001 and 2000,
respectively. Amortization of debt issuance costs amounted to $1,788,000 and $475,000 in 2001 and 2000, respectively.

N.       IMPAIRMENT OF LONG-LIVED ASSETS

Chadmoore adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, ("SFAS 121") on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

O.       RECLASSIFICATION

Certain reclassifications having no effect on net loss have been made to the prior year's consolidated financial statements to conform with the current year presentation.

NOTE 2 - MANAGEMENT PLANS

Chadmoore shall wind up the Company's affairs as quickly and as efficiently as possible in order that the interests of all shareholders will be served. The Company will try to minimize the length of time necessary to satisfy its known liabilities while also minimizing the risks to shareholders and conserving corporate assets.

Chadmoore will determine the amount of known claims and creditors and the amount needed by the Company to ensure payment of any contingent, unliquidated or unknown claims and establish a reserve in such amount. Chadmoore will distribute the cash in excess of the above amount to shareholders.

In the first year following the closing of the asset sale, Chadmoore will try to settle or dispute all contingent or unliquidated claims. Such activity will include, among other things, the settlement of all remaining partner market claims and, where necessary, the related prosecution of license assignment applications through the FCC. Additionally, all remaining claims of Goodman/Chan licensees (approximately 600 license claims) will be settled. Further, any outstanding tower site claims will be settled during this period. All the retained FCC related assets will remain in Chadmoore. Every effort will be made to effectuate the resolution and transfer out of Chadmoore of all FCC related assets prior to the final dissolution of Chadmoore.

Chadmoore will retain sufficient staff resources to ensure that negotiations for settlement of all claims occur in a prompt and technically proficient manner. This will require retention of sufficient legal, financial, technical and administrative personnel to ensure timely and successful claims settlements. Of particular concern are partnership market/license disposal issues, settlement of the remaining tower site contract issues, and the Goodman/Chan claims.


NOTE 3 - ASSET ACQUISITION

On June 1, 1999 Chadmoore entered into the American Agreement with American whereby Chadmoore would acquire 16 ten-channel 900 MHz wide-area licenses in seven MTA's. In consideration Chadmoore would assume approximately $1.4 million of American's outstanding debt with the FCC as well as American receiving 7.5% ownership in the MTA's operations. In addition, American will receive a warrant to purchase 50,000 shares of Chadmoore's Common Stock at an exercise price of $0.50 per share. In connection with the American Agreement, Chadmoore entered into an operating lease with American for certain SMR equipment with payments totaling

$720,000 over the next six years and assumed other operating leases with obligations totaling approximately $25,000 per month. The American Agreement was finalized in October 2000 when the FCC approval and transfer process was completed.

In addition, Chadmoore had entered into a management agreement whereby Chadmoore performed as contractor and agent on behalf of American for all managerial functions involved with operation of the stations, under the oversight and direction of American, until such time as all licenses have completed the FCC approval and transfer process. Pursuant to this management agreement Chadmoore is responsible, subject to the oversight of American, for the billing and collection of all revenues and the payment of all operating expenses associated with the operation of these stations. Chadmoore will also make the required interest-only payments on the outstanding debt to the FCC totaling approximately $8,100 per month. Chadmoore's compensation for managing such sites will be 100% of the gross revenues, less the costs mentioned above, provided that the net profit of any station does not exceed $30,000 per calendar month. If any station's profit exceeds $30,000 per calendar month Chadmoore shall pay any excess profit to American. Through October 31, 2000 when the transfer was completed, Chadmoore had a loss in 2000 of $361,000.


NOTE 4 - INTANGIBLE ASSETS

A.       INTANGIBLE ASSETS CONSIST OF THE FOLLOWING:

                                       December 31, 2001   December 31, 2000
                                       -----------------   --------------------
      FCC licenses                     $     412,372       $    34,333,760
      Rights to acquire licenses                  -              1,143,266
                                       -------------       ---------------
                                             412,372            35,477,026
      Less accumulated amortization          (80,504)           (1,514,187)
                                       -------------       ----------------
                                       $     331,868       $    33,962,839
                                       =============       ===============

Due to the sale of substantially all of the assets to Nextel, Chadmoore reclassified these assets to "Assets held for sale" in the 2001 consolidated balance sheet.

B.       LICENSE OPTION AND MANAGEMENT AGREEMENTS

Chadmoore has entered into various option agreements to acquire FCC licenses for SMR channels. The option agreements allow Chadmoore to purchase licenses, subject to FCC approval, within a specified period of time after the agreement is signed ("Options"). Chadmoore had made Option payments by giving consideration of cash, notes payable and issuance of Common Stock for approximately 1,650 licenses. When the FCC approval and transfer process is complete Chadmoore reclassifies all previous consideration given by Chadmoore from rights to acquire FCC licenses to acquisition of FCC licenses. As of December 31, 2001, Chadmoore had approximately 35 rights remaining to exercise for which $393,965 had been paid to date.

Upon entering into an Option, Chadmoore also enters into a like-term management agreement with the licensee. The management agreements give Chadmoore the right to manage the SMR systems, subject to the direction of the licensee, for a period of time (usually 2 to 5 years) prior to the transfer of the license to Chadmoore as stated in the agreements ("Management Agreements"). During the term of the Management Agreements, revenues received by Chadmoore will be shared with the licensee only after certain agreed-upon costs to construct the channels are recovered by Chadmoore.

In addition to the Options mentioned above, on June 14, 1996, Chadmoore executed a stock purchase agreement to purchase channels. Based on an independent appraiser's estimate of the fair market value of the assets exchanged, 70% of the combined consideration was allocated to Management Agreements and the remaining 30% was allocated to "Investment in options to acquire licenses" ("Investment in Options"). When Chadmoore exercises the Investment in Options and completes the FCC approval and transfer process, the pro-rata share of the Management Agreements and Investment in Options is reclassified from rights to acquire licenses to FCC licenses. As of December 31, 2001, approximately 13 rights remained to be transferred with a value of $510,000. As the FCC transfer and approval process is completed, the rights will be reclassified to FCC licenses.

C.       INTANGIBLE ASSET DISPOSITIONS

Primarily in the fourth quarter of 2000, the value of certain owned or managed licenses was reduced due to determinations by the FCC that the licenses were no longer valid. The approximate value of these licenses was $1.6 million. Debt associated with these licenses with a current balance of approximately $627,000 is still owed by Chadmoore.

Based on information received from Chadmoore's counsel and outside litigation counsel, management reviewed the status of its Goodman Chan licenses and determined that the possibility of relief on this license issue had become remote rather than reasonably possible in accordance with Statement of Financial Accounting Standards Board No. 5. Accordingly, after review of these assets, Chadmoore wrote off these rights and licenses with a total value of approximately $5.2 million in 2000. The associated debt of $4.5 million will remain until such time that it can be discharged. Chadmoore believes that it is reasonably possible that between $1.0 million and $3.5 million may be recovered as a result of settlement discussions with noteholders.


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                       December 31, 2001    December 31, 2000
                                      -------------------  ------------------

Land                                     $          -      $      102,500
Buildings and improvements                      84,956            455,259
SMR systems and equipment                    1,034,262         16,399,071
SMR systems in process                              -             231,241
Furniture and office equipment                 550,431            572,781
Automobiles                                      9,500             28,260
                                         -------------      -------------
                                             1,679,149         17,789,112
Less Accumulated depreciation and
        amortization                          (863,858)        (4,851,123)
                                         -------------      -------------
                                         $     815,291     $   12,937,989
                                         =============     ==============

Due to the sale of substantially all of the assets to Nextel, Chadmoore reclassified these assets to "Assets held for sale" in the 2001 consolidated balance sheet.


NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:
                                                                     December 31, 2001        December 31, 2000
                                                                     -----------------        -----------------
Notes  payable with GATX Capital  Corporation  with a face value of
$27.0  million and $26.6  million  and a discount  of $340,000  and
$447,000 as of December  31, 2001 and 2000,  respectively,  bearing interest at annual rates  ranging from 10.84% to 12.34%,  quarterly interest  payments  through March 2000 and  quarterly  interest and principal payments  commencing on June 30, 2000,  collateralized by
substantially of Chadmoore's assets.                                   $ 18,560,040             $ 22,502,684

Note payable with Barclays Bank PLC with total borrowing capacity of $32.5 million with an interest rate fixed at the time of the funding based on either an adjusted base rate equal to the greater of (a) the prime rate in effect on such day or (b) the Federal
Funds  Effective  Rate in effect  on such day plus 1/2 of 1%,  plus
3.5%, or an adjusted LIBO Rate equal to the rate appearing in the Telerate Service, or any successor, two business days prior to funding at the rate for U.S. dollar deposits with a maturity comparable to the interest rate period plus 4.5%.  Interest on each advance is payable in arrears on the Interest Payment Date for each such  advance.  Principal  and any  unpaid  interest  are due  upon completion of the Nextel transaction (See Note 14) or no later than
June 30, 2002.                                                           27,182,086               10,949,239

Notes payable with the Federal  Communications  Commission  for 900
MHz licenses,  at 7% interest with quarterly interest only payments of $24,000  through August 2001,  quarterly  principal and interest
payments of $87,000 commencing November 2001 through May 2006.            1,332,031                1,390,707

Note payable in  connection  with license  commissions  with a face value  of  $672,000,  net  of  discount,  maturing  December  2005, requiring  monthly  payments of $8,000,  increasing by $500 a year, and three  payments  of $100,000  payable in March 2001,  September
2002 and March 2004.  Imputed  interest  rate of 12%  annually  and recorded a debt  discount in the amount of $128,000 and $195,000 as
of December 31, 2001 and 2000, respectively.                                516,311                  645,300

Note payable in  connection  with the asset  purchase  from General
Communications,  payable in monthly installments of $12,500 through
February 1997; $14,000 through February 1998,  thereafter,  monthly payments are subject to annual CPI increases through February 2008, at which time the monthly payments are fixed through February 2021.
Management  has assumed  annual CPI increases to be 2.5%.  The note payable is non-interest bearing with interest imputed at 9%, net of unamortized  discount  of  $2.9  million  and  $3.1  million  as of
December 31, 2001 and 2000, respectively.                                 1,112,172                1,140,948

Notes   payable  to   licensees,   payable  in  up  to  36  monthly
installments  beginning March 1998 through December 1999 and ending
March 2001 through December 2002.  Non-interest  bearing,  interest imputed at 15%.  Aggregate  face  amount of $13.5  million,  net of unamortized  discount of $230,000 as of December 31, 2001 and $15.6 million net of unamortized  discount of $362,000 as of December 31,
2000.                                                                     6,998,531                9,486,668

Notes  payable to minority  partners to be paid from  positive cash flow of the related joint venture.  Non interest bearing,  interest
imputed at 15%.                                                              54,734                   97,190

Other                                                                         4,156                    3,204
                                                                     -----------------        -----------------
                                                                         55,760,061               46,215,940
Less current maturities:                                                (53,364,964)             (12,444,814)
                                                                     -----------------        -----------------
Total long-term debt                                                 $    2,395,097           $   33,771,126
                                                                     =================        =================

Chadmoore incurred interest expense of approximately $6,437,000 and $5,062,000 for the years ended December 31, 2001 and 2000 respectively. No capitalized interest was recorded for the years ended December 31, 2001 or 2000.

Aggregate maturities of debt, net of unamortized discounts, for the next five years and thereafter are as follows:

         Year ended December 31,
                  2002                               $       53,364,964
                  2003                                        1,050,329
                  2004                                          234,037
                  2005                                          160,157
                  2006                                           52,612

                  Thereafter                                    897,962
                                                     ------------------
                                                     $       55,760,061
                                                     ==================


A.       DEBT ISSUANCES, RETIREMENTS AND CONVERSIONS

During 1999, pursuant to a loan facility with GATX Capital Corporation ("GATX Facility'), Chadmoore borrowed $26.6 million from GATX Capital Corporation ("GATX") leaving approximately $400,000 available for future borrowings at the sole and absolute discretion of GATX, subject to substantially the same terms as the previous borrowings. The remaining balance was drawn in May 2000. Warrants to purchase up to 1,822,500 shares of Chadmoore's Common Stock at an exercise price of $0.39 per share were also issued to the Lender ("GATX Warrants"). The loan is secured by substantially all the assets of Chadmoore. Loans were made at an interest rate fixed at the time of the funding based on five-year US Treasury notes plus 5.5% and payable over five-years following a 16 month interest only period. Quarterly principal payments of approximately $1.35 million were to commence June 30, 2000. Chadmoore negotiated with GATX to defer the first payment until August 25, 2000. All payments were current on the GATX Facility as of December 31, 2001.

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

In order to facilitate the Nextel transaction, Chadmoore reached an agreement with GATX to amend the GATX Facility during 2000. Chadmoore agreed to pay GATX a fee of $1.35 million for (a) the ability to prepay the loan facility concurrent with the close of its transaction with Nextel, (b) the receipt of all consents and covenant waivers reasonable to facilitate the closing of the Nextel transaction, (c) the grant to Nextel, or a third party induced by Nextel, of a second lien on all assets to secure cash advances to Chadmoore of up to about $32.5 million, and (d) the option to pay the fee for the above concessions in cash or stock. Depending on the performance of Nextel shares, the fee could be adjusted upward to an amount not to exceed $1.62 million.

Chadmoore is required to maintain certain financial covenants related to the GATX and Barclay's facilities. As of December 31, 2001, Chadmoore was not in compliance with all of the covenants, however, as previously noted, GATX agreed to waive all financial covenant violations. Barclays per its subordination agreement with GATX cannot act upon the financial covenant violations, subject to the waivers agreed to by GATX.

On June 29, 2001, Chadmoore and GATX agreed to defer the quarterly principal payments due on or about June 30, 2001 and September 30, 2001, until the earliest of December 31, 2001 or the closing of the asset sale to Nextel. In consideration for the payment deferral, Chadmoore agreed to pay to GATX a fee of $1 million, to be paid on the earliest of December 31, 2001 or the closing of the asset sale to Nextel. In conjunction with the amendment of its credit facility with GATX, and as additional consideration for the payment deferral, Chadmoore purchased from Barclays Bank PLC an irrevocable standby letter of credit in the face amount of $2.7 million in favor of GATX. GATX drew against the letter of credit on December 31, 2001 prior to the close of the Nextel transaction on February 8, 2002 at which time the balance of the loan was repaid in full.

On December 13, 2001, Chadmoore and GATX Capital agreed to defer payment of the $1 million fee and the $1.35 million principal payment due on or about December 31, 2001 to the earlier of the closing date of the asset sale or February 15, 2002, and that GATX Capital would draw on the $2.7 million letter of credit from Barclays Bank in favor of GATX Capital to satisfy the principal payments due on or about June 30, 2001 and September 30, 2001. In addition, Chadmoore agreed to pay GATX Capital, when due, the $606,280 interest payment due on or about
December 31, 2001. Chadmoore also agreed to pay GATX Capital an additional fee of $100,000.

On December 30, 1999, Chadmoore entered into an agreement to restructure the way it would pay its license commissions. Chadmoore issued a non-interest bearing note payable with a face value of $940,000, maturing December 2005. The note payable requires monthly payments of $7,500, increasing by $500 a year, and three payments of $100,000 payable in March 2001, September 2002 and March 2004. Chadmoore has imputed an interest rate of 12% annually and recorded a debt discount in the amount of $267,652. In addition Chadmoore issued 1,500,000 shares of its Common Stock, which was issued on March 3, 2000, resulting in stock subscribed of $304,650 on December 31, 1999.

NOTE 7 - EQUITY TRANSACTIONS

A.       COMMON STOCK

         2000 TRANSACTIONS

During 2000, 989,375 shares of common stock were issued through the exercise of employee stock options with option prices between $0.24 and $0.51 per share. Additional equity transactions are discussed in Note 10 - Non Cash Activities.

B.       PREFERRED STOCK PRIVATE PLACEMENT

As of March 31, 1999, all of Chadmoore's Series B Preferred Stock had been converted into Common Stock of Chadmoore.

C.        EQUITY INVESTMENT

On May 4, 1998, pursuant to an Investment Agreement ("Agreement"), dated May 1, 1998 between Chadmoore and Recovery Equity Investors II L.P. ("Recovery"), Recovery purchased, for $7,500,000 from Chadmoore 8,854,662 shares of Common Stock, 10,119,614 shares of redeemable Series C preferred stock ("Series C
Preferred"), an eleven-year warrant to purchase up to 14,612,796 shares of Common Stock at an exercise price of $.001 per share, a three-year warrant to purchase up to 4,000,000 shares of Common Stock at an exercise price of $1.25 per share, and a five and one-half year warrant to purchase up to 10,119,614 shares of Common Stock at an exercise price of $0.3953 per share. The warrants contain certain provisions which restrict conversion and/or provide adjustments to the conversion price and number of shares. In conjunction with the Agreement, Chadmoore commissioned an appraisal which determined a fair value for each security issued pursuant to the Agreement. Consistent with this determination, Chadmoore has allocated the proceeds of $7,500,000 to the securities based on relative fair values as follows:

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
                                                              =============


D.       STOCK OPTION PLANS

Prior to January 1, 1996, Chadmoore accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, Chadmoore adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, which permits entities to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair-value based method defined in SFAS 123 had been applied. Chadmoore has elected to continue to apply provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

During 2000, Chadmoore's board of directors approved and granted stock options to purchase 6,573,285 shares of Chadmoore's Common Stock, vesting over a four-year period. The options were issued to various employees and directors under Chadmoore's employee stock option plans.

                                                             Weighted
                                                              Average
                                         Number              Exercise
          Stock Options                 of Shares              Price
---------------------------------    --------------        -----------

Outstanding at December 31, 1999          4,645,348        $     0.50
                                     --------------
Granted at $0.18 - $2.88                  6,573,285              0.91
Exercised at $0.24 - $0.51                 (989,375)             0.50
Lapsed or canceled                       (1,010,348)             0.92
                                     --------------
Outstanding at December 31, 2000          9,218,910        $     0.63
                                     --------------
Granted                                          -                 -
Lapsed or canceled                       (4,310,785)             0.70
                                     --------------
Outstanding at December 31, 2001          4,908,125        $     0.56
                                     ==============


The following table summarizes information about stock options outstanding at December 31, 2001:

               Number         Weighted      Weighted      Number        Weighted
 Range of  Outstanding at      Average       Average   Exercisable at    Average
 Exercise    December 31,     Remaining     Exercise    December 31, Exercisable
  Price         2001       Contractual Life   Price         2001         Price

$0.18-$1.56     4,908,125     4.3 years      $0.56       2,878,000       $0.51


Chadmoore applied APB 25 in accounting for its stock options and warrants and, accordingly, no compensation expense has been recognized for its stock options in the consolidated statement of operations for each of the two years ended December 31, 2001 and 2000.

The fair value of each option grant issued during the years ended December 31, 2001 and 2000 are estimated by management using an option pricing model (Black-Scholes) with the following assumptions: dividend yield of 0%; expected option lives of five years; volatility of 88.56% and risk free interest rate of 5.73%.

Had Chadmoore determined compensation expense based on the fair value at the grant date for its stock options under SFAS 123 instead of applying APB 25, Chadmoore's net loss would have been increased to the pro forma amounts indicated below:

                                    December 31, 2001        December 31, 2000

Loss applicable to
common shareholders   As reported   $      (15,530,702)     $      (21,097,992)
SFAS 123 expense                              (255,953)               (620,968)
                                    ------------------      ------------------
Loss applicable to
Common shareholders   Pro forma            (15,786,655)            (21,718,960)
                                    ==================      ==================


Loss per share        As reported   $           (0.28)      $            (0.41)
                      Pro forma                 (0.28)                   (0.42)


Pro forma net loss reflects only options granted in 2001 and 2000. Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation expense is reflected over the options' vesting period of four years.

E.       WARRANTS

The following is a summary of issued and outstanding warrants for the purchase of Common Stock:

                                                                 Number
                           Warrants                             of Shares
         --------------------------------------------      -----------------

         Outstanding at December 31, 1999                         33,329,108
         Granted at $0.01-$0.70 per share                            858,798
         Less exercised                                                   -
         Lapsed or canceled                                       (9,855,864)
                                                           -----------------
         Outstanding at December 31, 2000                         24,332,042
                                                           =================
         Granted                                                          -
         Less exercised                                                   -
         Lapsed or canceled                                       (1,561,015)
                                                           ------------------
         Outstanding at December 31, 2001                         22,771,027
                                                           =================

During 2001, Chadmoore re-priced 250,000 of warrants to purchase Chadmoore's Common Stock from $0.70 to an exercise price of $0.2375. These warrants are held by Gray Cary Ware & Freidenrich, Chadmoore's outside legal counsel. Chadmoore accounted for the re-pricing of the warrants under SFAS 123, "Accounting for Stock-Based Compensation." The value of the warrants was calculated using the Black-Scholes valuation model as of the re-pricing date. Chadmoore recorded additional consulting expenses of approximately $40,000 for the difference between the re-priced warrant valuation and the warrant valuation as of the original grant date.

F.       MINORITY INTERESTS

Prior to the reverse acquisition, Chadmoore sold restricted Common Stock in its subsidiary, CCI, to a third party totaling 700,000 shares. On August 25, 1999, the holder of such shares elected to convert these shares of CCI to 700,000 shares of Chadmoore Wireless Group Common Stock. As per the amended and restated stock subscription agreement dated January 13, 1996, the third party had options to purchase 2.1 million shares of restricted common stock of CCI. The options were exercisable ranging from six months from the closing date of the amended and restated stock subscription agreement through eight years from such date. As of July 13, 1996, 700,000 options that were exercisable at $1.50 per share were unexercised by the third party and thus expired on that date. Options to purchase 700,000 shares of CCI remained outstanding at December 31, 2001 at an exercise price of $4.00.


NOTE 8 - LOSS PER SHARE

SFAS 128 requires Chadmoore to calculate its earnings (loss) per share based on basic and diluted earnings (loss) per share as defined. Basic and diluted loss per share was computed by dividing the net loss applicable to common shareholders by the weighted average number of shares of Common Stock. The following is a reconciliation of the basic and diluted EPS computations for loss available to common shareholders.


                                                            December 31, 2001     December 31, 2000
                                                            ------------------    -----------------

   Total basic and diluted weighted shares outstanding              45,700,172          44,755,170
   Warrants deemed to be outstanding Common Stock,
     excluding warrants with nominal exercise prices which
     were not exercisable (weighted average)                        10,535,455           7,234,985
                                                           -------------------   -----------------
   Weighted average common shares outstanding                       56,235,627          51,990,155
                                                           ===================   =================

Chadmoore's warrants, preferred stock and stock options granted and issued during 2001 and 2000, and outstanding as of December 31, 2001 and 2000, are antidilutive and have been excluded from the diluted loss per share calculation for the years ended December 31, 2001 and 2000. The following potentially dilutive securities were not included in the computation of dilutive EPS because the effect of doing so would be antidilutive.

                             December 31, 2001            December 31, 2000
                             --------------------         -----------------

            Options                   4,908,125                  9,218,910
            Warrants                 22,771,027                 24,332,042
                             -------------------          -----------------
                                     27,679,152                 35,550,952
                             ===================          =================


NOTE 9 - MANDATORILY REDEEMABLE PREFERRED STOCK

As discussed in Note 7, on May 4, 1998, Chadmoore issued 10,119,614 shares of 4% cumulative Series C Preferred Stock, which is mandatorily redeemable by written notice to Chadmoore on the earlier of (i) May 1, 2003 or (ii) the occurrence of the listing of Chadmoore's Common Stock on a National Securities Exchange or an equity financing by Chadmoore that results in gross proceeds in excess of $2 million ("Redeemable Preferred"). The Series C Preferred Stock has a redemption price equal to $.3953 and is entitled to cumulative annual dividends equal to 4% payable semi-annually. Dividends on the Series C Preferred Stock accrue from the issue date, without interest, whether or not dividends have been declared. Unpaid dividends, whether or not declared, compound annually at the dividend rate from the dividend payment date on which such dividend was payable. As long as any shares of Series C Preferred Stock are outstanding, no dividend or distribution, whether in cash, stock or other property, may be paid, declared or set apart for payment for any junior securities.

The difference between the relative fair value of the Redeemable Preferred at the issue date and the mandatory redemption amount is being accreted by charges to additional paid-in-capital, using the effective interest method through April 30, 2003. At the redemption date, the carrying amount of such shares will equal the mandatory redemption amount plus accumulated dividends unless the shares are exchanged prior to the redemption date. Since Chadmoore had no retained earnings such amount is charged to additional paid-in capital.


NOTE 10 - NON CASH ACTIVITIES

During the year ended December 31, 2001, Chadmoore had the following non-cash investing and financing activities:
o the prepaid director's and officer's insurance policy premium of $57,000 was financed over a three month period with the expense being amortized over twelve months
o the financing of the prepaid general insurance premium of $36,188 was financed over nine months with the expense being amortized over twelve months
o $63,172 of debt being incurred for the purchase of FCC licenses and/or license options
o $1.1 million in additional fees that were accrued as a result of the GATX amendment (see Note 6 - Debt)
o increase in licenses due to settlement of an arbitration case with a payment in Nextel stock equal to $287,500 that was accrued
o preferred stock dividends and accretion of $921,000

During the year ended  December 31, 2000,  Chadmoore had the following  non-cash investing and financing activities:
o issuance of 1,500,000 shares of common stock for common stock subscribed that was outstanding as of December 31, 1999 in the amount of $304,650
o purchase  of FCC  licenses  with  debt,  prior to  discount,  in the amount of
  $444,398
o issuance of 2,317,679 shares of common stock in payment of debt in the amount of $711,000 and accrued interest in the amount of $425,000
o issuance of 210,000 shares of stock for services rendered
o issuance of $328,000 in debt to refinance existing debt and accounts payable
o preferred stock dividends and accretion of $693,723
o purchase of American Wireless licenses through assumption of $1,390,000 in debt and $397,000 in minority interest

o accrual of $1,350,000 fee to GATX due at closing of pending Nextel transaction

During the years ended December 31, 2001 and 2000, Chadmoore paid no federal income taxes. During the years ended December 31, 2001 and 2000, Chadmoore paid cash for interest of approximately $5.1 and $4.9 million, respectively.

NOTE 11 - INCOME TAXES

Chadmoore has adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS 109 requires recognition of a future tax benefit of net operating loss carryforwards and certain other temporary differences to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied. As such, the only significant difference between the statutory expected tax benefit and the actual benefit is the application of the valuation allowance shown below.

The major components of the deferred tax assets and liabilities at December 31, 2001 and 2000 are presented below:

                                                        2001          2000
                                                   -------------  -------------
Deferred tax assets:
   Net operating loss carryforwards                $  30,049,191  $  26,110,745
   Management agreements                               2,508,435      2,508,435
   Accruals not currently deductible for tax purposes  1,264,980        574,300
   Investment in JJ&D LLC                                155,216        155,216
   Allowance for doubtful accounts                        57,331        151,991
   Other                                                 311,159        153,080
                                                   -------------  -------------
                                                      34,346,312     29,653,767
Less valuation allowance                             (32,669,381)   (27,532,874)
                                                   -------------  --------------
Deferred tax assets                                $   1,676,931  $   2,120,893
                                                   =============  =============

Deferred tax liabilities:
       Property and equipment                           (867,875)    (1,555,890)
       FCC licenses                                     (655,605)      (546,390)
       Other                                            (153,451)       (18,613)
                                                   -------------  --------------
Deferred tax liabilities                              (1,676,931)    (2,120,893)
                                                   -------------  -------------
Net Deferred Tax Assets                            $          -   $          -
                                                   =============  =============

SFAS 109 requires recognition of the future tax benefit of these assets to the extent realization of such benefits is more likely than not; otherwise, a valuation allowance is applied. At December 31, 2001 and 2000, Chadmoore determined that $32,669,381 and $27,532,874, respectively, of tax benefits did not meet the realization criteria because of Chadmoore's historical operating results. Accordingly, a valuation allowance was applied to reserve against the applicable deferred tax assets, and as such there is no income tax benefit reflected in this statement of operations. See Note 14 - Subsequent Events for further discussion of the utilization of net operating loss carryforwards as a result of this sale of substantially all of Chadmoore's assets in February 2002.

At December 31, 2001 and 2000, Chadmoore had net operating loss carry-forwards available for income tax purposes of approximately $85,854,830 and $74,602,130 respectively, which expire principally from 2009 to 2021.

NOTE 12 - RELATED PARTY TRANSACTIONS

During the years ended  December 31, 2001 and 2000,  Chadmoore  paid $21,000 and
$24,000, respectively to Private Equity Partners ("PEP"), for professional services associated with equity and debt financings. Mark F. Sullivan, a Director of Chadmoore, is an owner and managing partner of PEP.

On January 21, 2000 Chadmoore issued a warrant to purchase 250,000 shares of Chadmoore's Common Stock at an exercise price of $0.21. This warrant is held by the Sullivan Family Trust, of which Mark F. Sullivan and his wife are the only trustees.

On May 1, 1998, Chadmoore and Recovery entered into an advisory agreement commencing on May 1, 1998 and ending on the fifth anniversary. The advisory agreement stipulates that Recovery shall devote such time and effort to the performance of providing consulting and management advisory services for Chadmoore as deemed necessary by Recovery. Chadmoore shall pay an annual consulting fee of $312,500 beginning on May 1, 1999 which shall be paid in advance, in equal monthly installments, reduced by the Series C Preferred dividends paid in the preceding twelve months. Jeffrey A. Lipkin and Joseph J. Finn-Egan, managing partners for Recovery, are Directors of Chadmoore.

Letter Agreement with Recovery Equity Investors II

Chadmoore entered into a restated letter agreement, dated as of November 16, 2001, with Recovery Equity Investors II, an affiliate of Chadmoore. Recovery Equity Investors II beneficially owns approximately 41.6% of the shares of Chadmoore common stock on a fully diluted basis. In order to secure Recovery Equity Investors II's voting support of the asset sale and to resolve various issues arising out of the Investment Agreement, dated as of May 1, 1998, between Chadmoore and Recovery Equity Investors II:

   o Chadmoore agreed that Recovery Equity Investors II, the sole holder of Chadmoore series C preferred stock, would receive in exchange for its shares of series C preferred stock, all accrued and unpaid dividends on those shares and one of its two warrants, the number of shares of Nextel common stock or cash it would have received had it exercised in full the warrant it is exchanging by using a portion of the stated value of the series C preferred stock to pay the warrant exercise price, plus the remaining stated value of the Chadmoore series C preferred stock and the amount of all accrued and unpaid dividends.

      Because the stated value of the shares of Chadmoore series C preferred stock plus accrued and unpaid dividends as of February 28, 2002 (about two weeks after the assumed closing date of the asset sale) will be approximately $4.6 million, and the exercise price of the warrant is about $3.9 million, Recovery Equity Investors II will be entitled to approximately $706,000.

   o In addition, Chadmoore has agreed to permit Recovery Equity Investors II to exchange its second warrant allowing it to purchase up to approximately
      9.8 million shares of Chadmoore common stock at an exercise price of $0.001 per share on a deemed net exercise basis directly for cash. The cash will be equal to the cash that Recovery Equity Investors II would have received if it had exercised the warrant it is exchanging in full on a net exercise basis and received shares of Chadmoore common stock.

      Because the number of shares issuable pursuant to the two warrants described above, as well as the aggregate exercise price of each of the warrants, is to be as agreed to by Chadmoore and Recovery Equity Investors II prior to the distribution to shareholders (based on the estimated total proceeds to distributed to the shareholders), it is impossible to determine definitively the value that Recovery Equity Investors II will receive pursuant to these warrants.

Because the asset sale does not qualify as a tax-free reorganization, Recovery Equity Investors II was entitled to receive $543,700 in cash from Chadmoore immediately following the closing as a "make-whole" payment for its consent to the deemed net exercise of all outstanding options to acquire shares of Chadmoore common stock and the resulting reduction in shares of Chadmoore common stock issuable under the warrants to acquire shares of Chadmoore common stock held by Recovery Equity Investors II.

Following the closing of the asset sale, Chadmoore paid Recovery Equity Investors II all accrued and unpaid fees due under the Advisory Agreement, dated as of May 1, 1998, between Chadmoore and Recovery Equity Investors II, in the amount of about $338,500. In addition, Chadmoore has agreed to pay Recovery Equity Investors II an additional $364,600 in fees under the advisory agreement.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

A. LEGAL MATTERS

In addition to the matter described below, Chadmoore is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Chadmoore's consolidated financial position, results of operations or liquidity.

Pursuant to the FCC's jurisdiction over telecommunications activities, Chadmoore remains involved in limited pending matters before the FCC, which may ultimately affect Chadmoore's operations.

On October 16, 2001, some holders of the license cancelled by the Federal Communications Commission pursuant to the Goodman/Chan decision filed suit against Chadmoore in the United States District Court for the Southern District of New York. This group of ten licensees demanded through their complaint payment from Chadmoore in the amount of $1,430,180 for payment on promissory notes and punitive damages. See Note 14 - Subsequent Events for further discussion of the settlement of this claim in March 2002.

In October, 2001, Chadmoore received a demand for arbitration from Emergency Radio Services, Inc. ("ERS") with respect to a breach of a contract claim. In its demand for arbitration, ERS argued that an agreement executed between ERS and Chadmoore in 1997 entitled it to certain radio channels in Fort Wayne, Indiana. Chadmoore attempted to reach a settlement in this matter, however, no settlement has been reached in this matter. Thus, arbitration is pending on this matter and it is expected that discovery will commence in the near future. Chadmoore cannot predict the outcome of this litigation, but believes that an unfavorable outcome is unlikely.

A complaint was filed by Third Mobile Ltd., a Texas limited liability company and shareholder of Chadmoore, naming Chadmoore as defendant on December 13, 2001 in the United States District Court for the District of Nevada. The Complaint was served on Chadmoore on January 31, 2002. The complaint seeks monetary damages in an unspecified amount relating to certain oral misrepresentations Robert Moore allegedly made to Third Mobile around January 1995 that induced Third Mobile to invest $700,000 in Chadmoore Communications, Inc. Chadmoore believes the complaint is without substantive merit, and is also likely barred by the applicable statue of limitations since it related to events that took place seven years ago in January and February of 1995. Chadmoore has filed its first response in this matter with the District Court and, as no settlement discussion are in progress, it is anticipated that discovery in this matter will commence in the near future. Chadmoore cannot predict the outcome of this litigation, but believes that an unfavorable outcome is unlikely.

B. PURCHASE COMMITMENT

In October 1996, Chadmoore signed a purchase agreement with Motorola to purchase approximately $10 million of Motorola radio communications equipment, including Motorola Smartnet II trunked radio systems. Such purchase agreement required that the equipment be purchased within 30 months of its effective date. On March 10, 1998, Chadmoore received an extension from 30 months to 42 months from the effective dates thereof. As of March 6, 2000 Chadmoore had purchased approximately $6.5 million toward this purchase commitment. On May 4, 2000

Chadmoore negotiated an extension to the agreement until July 2001. Chadmoore did not purchase the additional $4.0 million of radio communications equipment before July 26, 2001, and had recorded a liability to reimburse Motorola for previous discounts of approximately $331,000. Upon completion of the Nextel transaction in February 2002, Chadmoore repaid the discount as part of its liquidation process.

C. LEASE COMMITMENTS

Chadmoore entered into a lease for its corporate offices and warehouse facilities in Las Vegas, Nevada, commencing in December 1997, under a non-cancelable operating lease agreement which expires in November 2002. Terms of the lease provide for minimum monthly lease payments of approximately $18,500. The agreement provides for annual adjustments to the minimum monthly lease payment based on the consumer price index as defined therein.

Chadmoore also leases approximately 300 antenna sites for transmission of SMR services. The terms of these leases range from month-to-month to six years, with options to renew.

Future minimum payments associated with the leases described herein, including renewal options, are as follows:

         Year ended December 31,
                  2001                      $        2,005,642
                  2002                                 829,228
                  2003                                 390,368
                  2004                                  97,544
                  2005                                 100,460
                  thereafter                                -
                                            ------------------
                                            $        3,423,242

Total rent expense for the years ended December 31, 2001 and 2000 amounted to approximately $3,129,000 and $2,831,000, respectively.

D. EMPLOYMENT ARRANGEMENTS

Chadmoore has employment arrangements with certain of its executive officers that provide for lump sum severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined. See Note 14 - Subsequent Events.

NOTE 14 - SUBSEQUENT EVENTS

Asset Sale to Nextel

On January 28, 2002, holders of Chadmoore common stock approved the asset sale to Nextel, the dissolution of Chadmoore and a plan of liquidation. On February 8, 2002, Chadmoore closed its sale of substantially all of its assets to Nextel Communications, Inc. ("Nextel") for $130 million in cash as Nextel exercised its right under the purchase agreement to pay cash. Net proceeds to Chadmoore were approximately $103 million after the payoff of Barclays debt. On February 22, 2002, Chadmoore filed its articles of dissolution, closed its stock transfer record books, de-listed its shares from the over-the-counter bulletin board and has begun an orderly wind-up of its business operations. After making a required distribution to GATX Capital of approximately $21.5 million, Chadmoore will determine, with assistance of its tax and litigation counsel, the amount of assets reasonably sufficient under Colorado law to be set aside to cover all known, contingent, unliquidated and unknown claims of creditors, including the estimated expenses of the dissolution and liquidation. Chadmoore expects to immediately make an initial distribution to shareholders of record once it has completed its final analysis. Any payment after that time will occur, if at all, when the Chadmoore board of directors determines that additional assets may be distributed in accordance with Colorado law to satisfy claims of creditors during the five-year liquidation period. Thereafter, any remaining assets, if any, will be distributed to equity holders of Chadmoore.

Due to the sale of substantially all of the Company's assets to Nextel in February 2002 for $130 million, the Company expects to have substantial taxable earnings in 2002. As such, the Company anticipates offsetting a portion of such taxable earnings by utilizing a portion of its net operating loss carryforwards; however, the amount of taxable earnings and the amount of the utilization of net operating loss carryforwards is unknown at this time.

Stay-Put Cash Incentive Payments

In order to motivate and incentivize some members of Chadmoore's management and some non-management directors of Chadmoore to work towards the completion of the asset sale and to manage the subsequent dissolution and liquidation of Chadmoore, Chadmoore cancelled some outstanding options held by such persons, in lieu of which Chadmoore determined to make cash payments upon the closing of the asset sale in the aggregate amount of about $3.0 million. The stay-put cash payments are being held in escrow until the earlier of a recipient's termination without cause and six months following the closing but are subject to forfeiture in the event the recipient voluntarily leaves Chadmoore or is terminated for cause within six months after the closing date of the asset sale. The recipients of the stay-put cash payments include Mr. Moore, in the amount of $840,000, Mr. Rhodes, in the amount of $665,000, Mr. Radusch, in the amount of $490,000, and $105,000 to each of Janice H. Pellar, Gary L. Stanford and Mark F. Sullivan, each of whom is a non-management director of Chadmoore.

Each of the above-named management personnel has executed a form of Stay Put Bonus and Employment Agreement outlining the terms of their continued employment by the Company. Pursuant to such agreements, Chadmoore has agreed to pay management personnel who continue to work for the Company during the first year after closing, in addition to his or her regular salary payments, a lump sum payment equal to his or her annual compensation at the end of the earlier of that one-year period or the termination of his or her employment. If made, it is projected that these lump sum payments will be in the amount of $242,937 to Mr. Moore, $175,000 to Mr. Rhodes and, $175,000 to Mr. Radusch.

These incentive payments had not been accrued as of December 31, 2001 as they were contingent upon closing of the Nextel transaction.

During the first year after the filing date of the articles of dissolution, Messrs. Moore, Rhodes and Radusch will receive their same compensation as executive officers of Chadmoore. During the second year after the filing date of the articles of dissolution, so long as each of them continues to serve as an executive officer in connection with the dissolutution and liquidation, each will be paid $5,000 per month, with a year-end bonus of $30,000 if each of them serves until the completion of that second year of service. During the third through fifth years of service, Mr. Rhodes will no longer serve as an officer of the Company, and Mr. Moore will be paid $6,500 per month and Mr. Radusch will be paid $6,000 per month.

Employment Agreement Termination Payments

Pursuant to their employment agreements with the Company, each of Messrs. Moore, Rhodes, and Radusch were paid a lump sum payment equal to 2.99 times their average annual compensation during the five tax-years ended prior to the closing of the asset sale or any shorter period that the officer has been employed by Chadmoore. Messrs. Moore, Rhodes, and Radusch were paid an additional payment equal to the amount of any excise taxes that are imposed on any amounts in excess of the lump sum payment plus the amount of any excise taxes and any federal, state or local income or payroll taxes that are imposed on the additional amounts. The effect of this provision was that Chadmoore bore the cost of all excise taxes on any amounts in excess of the lump sum payment so that the net amount retained by each individual specified above after receiving the lump sum payment and any additional amounts and paying all excise taxes was equal to the amount of the original lump sum payment. Pursuant to these provisions, shortly after the closing payments were made in the amount of $1,348,905 to Mr. Moore, $1,017,083 to Mr. Rhodes, and $1,011,865 to Mr.
Radusch.

These  employment  agreement  termination  payments  had not been  accrued as of
December  31,  2001  as  they  were   contingent  upon  closing  of  the  Nextel
transaction.

Litigation settlement

On March 13, 2002, the parties reached a full settlement of claims regarding the Goodman/Chan suit filed in New York (See Note 13) wherein Chadmoore paid the licensee group a lump sum of $180,000 in exchange for dismissal of the suit by the plaintiffs and a full release from any and all liabilities and claims asserted by the ten licensees.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS. The following table sets forth as of March 22, 2002 the names and ages of all directors and executive officers of the company, indicating all positions and offices with the registrant held by each such person and the period during which he or she has served as a director or executive officer:

                                                           PERIOD OF SERVICE AS
                                                           DIRECTOR OR EXECUTIVE
NAME                    AGE       POSITION                 OFFICER
---------------------  ----- ----------------------------  ---------------------

Robert W. Moore        44    President, CEO and Director   02/95 to Present

Stephen K. Radusch     49    Chief Financial Officer       01/00 to Present
                             Treasurer                     03/00 to Present

Rick D. Rhodes         47    Chief Regulatory Officer      06/98 to Present
                             Secretary                     06/98 to Present
                             Senior Vice President         06/98 to Present

Janice H. Pellar       50    Director                      05/98 to Present

Mark F. Sullivan       44    Director                      05/98 to Present

Joseph J. Finn-Egan    68    Director                      05/98 to Present

Gary L. Stanford       63    Director                      05/98 to Present

Jeffrey A. Lipkin      56    Director                      05/98 to Present


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

JOSEPH J. FINN-EGAN has been a Director since May 1998. Mr. Finn-Egan is a Managing General Partner of Recovery Equity Investors, L.P. and Recovery Equity Investors II, L.P., which were founded in 1989 and 1994, respectively. Mr. Finn-Egan was also a Director of CMI Corporation from 1991 to September 2001.

GARY L. STANFORD has been a Director since May 1998. Mr. Stanford is currently retired from the FCC after a 37-year career. He held various positions including Associate Bureau Chief for Operations of the FCC's Wireless Telecommunications Bureau.

JEFFREY A. LIPKIN has been a Director since May 1998. Mr. Lipkin is a Managing General Partner of Recovery Equity Investors Investors, L.P. and Recovery Equity Investors II, L.P., which were founded in 1989 and 1994, respectively. Mr. Lipkin has been a Director of CMI Corporation from 1991 to September 2001 and of QAD Inc. since February 2000.

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


                           SUMMARY COMPENSATION TABLE
                                                                                       LONG TERM
                                               ANNUAL COMPENSATION                   COMPENSATION

Name                              Year      Salary     Bonus(1)       Other
And                               Ended                                                  SECURITIES
Principal                       December                                                 UNDERLYING
Position                           31        ($)          ($)          ($)                 OPTIONS
----------------------------------------- ----------- ------------ ------------     --------------------------

Robert W. Moore                2001         183,750       50,000         -                  -
President, Chief Executive     2000         175,000       50,000         -             1,700,000 (4)
Officer and Director           1999         140,000       30,000       25,308  (2)          -

Rick D. Rhodes                 2001         135,000       40,000         -                  -
Chief Regulatory Officer       2000         135,000       40,000         -             1,400,000 (5)
And Secretary                  1999         110,000       30,000         -                  -

Stephen K. Radusch             2001         135,000       40,000         -                  -
Chief Financial Officer        2000         134,048       40,000       12,786  (3)     1,200,000 (6)
Treasurer                      1999            -            -            -                  -


(1) In 1998, the Company accrued bonuses in the amounts of $60,000 and $24,000 for Robert Moore and Rick Rhodes, respectively. These bonuses were paid in March 1999. During 1999, the Company accrued bonuses of $30,000 each for Mr. Moore and Mr. Rhodes. These bonuses were paid in February 2000.
(2)  Represents payment for unused vacation days earned over two years.
(3)  Represents relocation expenses paid by the Company.
(4) Represents option to purchase shares of Chadmoore common stock, of which options to purchase 1,200,000 shares were subsequently cancelled by Chadmoore. In lieu of the cancelled options, Chadmoore has determined to make a stay-put cash payment as described under "Stay-Put Cash Incentive Payments" below.
(5) Represents option to purchase shares of Chadmoore common stock, of which options to purchase 950,000 shares were subsequently cancelled by Chadmoore. In lieu of the cancelled options, Chadmoore has determined to make a stay-put cash payment as described under "Stay-Put Cash Incentive Payments" below.
(6) Represents option to purchase shares of Chadmoore common stock, of which options to purchase 700,000 shares were subsequently cancelled by Chadmoore. In lieu of the cancelled options, Chadmoore has determined to make a stay-put cash payment as described under "Stay-Put Cash Incentive Payments" below.

COMPENSATION OF DIRECTORS. Directors of the Company do not receive cash compensation for their services as directors or members of committees of the Board, but are reimbursed for reasonable expenses incurred in attending meetings of the Board. In addition, during the Company's 2000 fiscal year, each of Janice
H. Pellar, Gary L. Stanford and Mark F. Sullivan were granted options to purchase 252,000 shares of the Company's common stock, 150,000 of which were subsequently cancelled, in lieu of which Chadmoore has determined to make stay-put cash payments as described under "Stay-Put Cash Incentive Payments" below. Members of the Chadmoore board of directors who are also employees of Chadmoore did not receive any compensation for their services as members of the Chadmoore board of directors.

Stay-Put Cash Incentive Payments

In order to motivate and incentivize some members of Chadmoore's management and some non-management directors of Chadmoore to work towards the completion of the asset sale and to manage the subsequent dissolution and liquidation of Chadmoore, Chadmoore cancelled some outstanding options held by such persons, in lieu of which Chadmoore determined to make cash payments upon the closing of the asset sale in the aggregate amount of about $3.0 million. The stay-put cash payments are being held in escrow until the earlier of a recipient's termination without cause and six months following the closing but are subject to forfeiture in the event the recipient voluntarily leaves Chadmoore or is terminated for cause within six months after the closing date of the asset sale. The recipients of the stay-put cash payments include Mr. Moore, in the amount of $840,000, Mr. Rhodes, in the amount of $665,000, Mr. Radusch, in the amount of $490,000, and $105,000 to each of Janice H. Pellar, Gary L. Stanford and Mark F. Sullivan, each of whom is a non-management director of Chadmoore.

Each of the above-named management personnel has executed a form of Stay Put Bonus and Employment Agreement outlining the terms of their continued employment by the Company. Pursuant to such agreements, Chadmoore has agreed to pay management personnel who continue to work for the Company during the first year after closing, in addition to his or her regular salary payments, a lump sum payment equal to his or her annual compensation at the end of the earlier of that one-year period or the termination of his or her employment. If made, it is projected that these lump sum payments will be in the amount of $242,937 to Mr. Moore, $175,000 to Mr. Rhodes and, $175,000 to Mr. Radusch.

During the first year after the filing date of the articles of dissolution, Messrs. Moore, Rhodes and Radusch will receive their same compensation as executive officers of Chadmoore. During the second year after the filing date of the articles of dissolution, so long as each of them continues to serve as an executive officer in connection with the dissolutution and liquidation, each will be paid $5,000 per month, with a year-end bonus of $30,000 if each of them serves until the completion of that second year of service. During the third through fifth years of service, Mr. Rhodes will no longer serve as an officer of the Company, and Mr. Moore will be paid $6,500 per month and Mr. Radusch will be paid $6,000 per month.

Employment Agreement Termination Payments

Pursuant to their employment agreements with the Company, each of Messrs. Moore, Rhodes, and Radusch were paid a lump sum payment equal to 2.99 times their average annual compensation during the five tax-years ended prior to the closing of the asset sale or any shorter period that the officer has been employed by Chadmoore. Messrs. Moore, Rhodes, and Radusch were paid an additional payment equal to the amount of any excise taxes that are imposed on any amounts in excess of the lump sum payment plus the amount of any excise taxes and any federal, state or local income or payroll taxes that are imposed on the additional amounts. The effect of this provision was that Chadmoore bore the cost of all excise taxes on any amounts in excess of the lump sum payment so that the net amount retained by each individual specified above after receiving the lump sum payment and any additional amounts and paying all excise taxes was equal to the amount of the original lump sum payment. Pursuant to these provisions, shortly after the closing payments were made in the amount of $1,348,905 to Mr. Moore, $1,017,083 to Mr. Rhodes, and $1,011,865 to Mr.
Radusch.

OPTION GRANTS IN LAST FISCAL YEAR.

No options were grants to any executive officer in the fiscal year 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 22, 2002, certain information regarding the beneficial ownership of shares of common stock held by (i) the Chief Executive Officer and each of the other executive officers of the Company that received a total salary and bonus in excess of $100,000 in the year ended December 31, 2001, (ii) each shareholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (iii) each director of the Company, and (iv) all directors and executive officers of the Company as a group.

   NAME AND ADDRESS OF             AMOUNT AND NATURE OF          PERCENTAGE
   BENEFICIAL OWNER(1)           BENEFICIAL OWNERSHIP (2)  BENEFICIALLY OWNED(3)
-------------------------------  ------------------------- ------------------

Robert W. Moore                          3,024,266  (4)                6.4%
Rick D. Rhodes                             700,000  (5)               1.4%*
Stephen K. Radusch                         500,000  (6)               1.0%*
Janice H. Pellar                           177,000  (7)                   *
Mark F. Sullivan                           890,798  (8)                1.8%
Joseph J. Finn-Egan                     27,966,552  (9)               41.9%
Gary L. Stanford                           177,000 (10)                   *
Jeffrey A. Lipkin                       27,966,552 (11)               41.9%
Recovery Equity Investors II, L.P.
   555 Twin Dolphin Drive #185
   Redwood City, CA  94065              27,966,552 (12)               41.9%
All directors and executive
   Officers as a group (8 persons)      33,435,616 (13)               47.4%
-------------------
*    Less than 1%

(1) The persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.
(2) A person is deemed to be the beneficial owner of a security if such person, directly or indirectly, has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnotes the named person has sole voting and investing power with respect to shares beneficially owned.
(3) Calculated on the basis of 47,736,006 shares of Common Stock outstanding as of March 22, 2002, except that shares of Common Stock underlying options or warrants exercisable within 60 days of March 22, 2002 are deemed outstanding for purposes of calculating the beneficial ownership of Common Stock of the holders of such options and warrants.
(4) Includes 1,600,000 shares of the Company's Common Stock subject to options exercisable within 60 days following March 22, 2002.
(5) Comprised of 700,000 shares of the Company's Common Stock subject to options exercisable within 60 days following March 22, 2002.
(6) Comprised of 500,000 shares of the Company's Common Stock subject to options exercisable within 60 days following March 22, 2002.
(7) Comprised of 177,000 shares of the Company's Common Stock subject to options exercisable within 60 days following March 22, 2002.
(8) Includes 785,798 shares of the Company's Common Stock subject to options and warrants exercisable within 60 days following March 22, 2002 held by the Sullivan Family Trust, of which Mr. Sullivan is a trustee.
(9) Comprised of (i) 8,854,662 shares of Common Stock owned by Recovery Equity Investors II, L.P. ("REI"); and (ii) 19,111,890 shares of Common Stock subject to warrants exercisable within 60 days following March 22, 2002. Mr. Finn-Egan, who is a Managing General Partner of REI and a member of the Company's Board of Directors, disclaims beneficial ownership of all securities of the Company held by REI.

(10) Comprised of 177,000 shares of the Company's Common Stock subject to options exercisable within 60 days following March 22, 2002.
(11) Comprised of (i) 8,854,662 shares of Common Stock owned by REI; and (ii) 19,111,890 shares of Common Stock subject to warrants exercisable within 60 days following March 22, 2002. Mr. Lipkin, who is a Managing General Partner of REI and a member of the Company's Board of Directors, disclaims beneficial ownership of all securities of the Company held by REI.
(12) Comprised of (i) 8,854,662 shares of Common Stock owned by REI; and (ii) 19,111,890 shares of Common Stock subject to warrants exercisable within 60 days following March 22, 2002.
(13) Includes 22,442,890 shares of the Company's Common Stock subject to options and warrants exercisable within 60 days following March 22, 2002.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended  December 31, 2001 and 2000,  Chadmoore  paid $21,000 and
$24,000, respectively to Private Equity Partners ("PEP"), for professional services associated with equity and debt financings. Mark F. Sullivan, a Director of Chadmoore, is an owner and managing partner of PEP.

On January 21, 2000, Chadmoore issued a warrant to purchase 250,000 share of Chadmoore's Common Stock at an exercise price of $0.21. This warrant is held by the Sullivan Family Trust, of which Mark F. Sullivan and his wife are the only trustees.

On May 1, 1998, Chadmoore and Recovery entered into an advisory agreement commencing on May 1, 1998 and ending on the fifth anniversary. The advisory agreement stipulates that Recovery whall devote such time and effort to the performance of providing, consulting and management advisory services for Chadmoore as deemed necessary by Recovery. Chadmoore shall pay an annual consulting fee of $312,500 beginning on May 1, 1999 which shall be paid in advance, in equal monthly installments, reduced by the Series C Preferred dividends paid in the preceding twelve months. Jeffrey A. Lipkin and Joseph J. Finn-Egan, managing partners for Recovery, are Directors of Chadmoore.

Letter Agreement with Recovery Equity Investors II

Chadmoore entered into a restated letter agreement, dated as of November 16, 2001, with Recovery Equity Investors II, an affiliate of Chadmoore. Recovery Equity Investors II beneficially owns approximately 41.6% of the shares of Chadmoore common stock on a fully diluted basis. In order to secure Recovery Equity Investors II's voting support of the asset sale and to resolve various issues arising out of the Investment Agreement, dated as of May 1, 1998, between Chadmoore and Recovery Equity Investors II:

   o Chadmoore agreed that Recovery Equity Investors II, the sole holder of Chadmoore series C preferred stock, would receive in exchange for its shares of series C preferred stock, all accrued and unpaid dividends on those shares and one of its two warrants, the number of shares of Nextel common stock or cash it would have received had it exercised in full the warrant it is exchanging by using a portion of the stated value of the series C preferred stock to pay the warrant exercise price, plus the remaining stated value of the Chadmoore series C preferred stock and the amount of all accrued and unpaid dividends.

      Because the stated value of the shares of Chadmoore series C preferred stock plus accrued and unpaid dividends as of February 28, 2002 (about two weeks after the assumed closing date of the asset sale) will be approximately $4.6 million, and the exercise price of the warrant is about $3.9 million, Recovery Equity Investors II will be entitled to approximately $706,000.

   o In addition, Chadmoore has agreed to permit Recovery Equity Investors II to exchange its second warrant allowing it to purchase up to about 9.8 million shares of Chadmoore common stock at an exercise price of $0.001 per share on a deemed net exercise basis directly for cash. The cash will be equal to the cash that Recovery Equity Investors II would have received if it had exercised the warrant it is exchanging in full on a net exercise basis and received shares of Chadmoore common stock.

      Because the number of shares issuable pursuant to the two warrants described above, as well as the aggregate exercise price of each of the warrants, is to be as agreed to by Chadmoore and Recovery Equity Investors II prior to the distribution to shareholders (based on the estimated total proceeds to distributed to the shareholders), it is impossible to determine definitively the value that Recovery Equity Investors II will receive pursuant to these warrants.

Because the asset sale does not qualify as a tax-free reorganization, Recovery Equity Investors II was entitled to receive $543,700 in cash from Chadmoore immediately following the closing as a "make-whole" payment for its consent to the deemed net exercise of all outstanding options to acquire shares of Chadmoore common stock and the resulting reduction in shares of Chadmoore common stock issuable under the warrants to acquire shares of Chadmoore common stock held by Recovery Equity Investors II.

Following the closing of the asset sale, Chadmoore paid Recovery Equity Investors II all accrued and unpaid fees due under the Advisory Agreement, dated as of May 1, 1998, between Chadmoore and Recovery Equity Investors II, in the amount of about $338,500. In addition, Chadmoore has agreed to pay Recovery Equity Investors II an additional $364,600 in fees under the advisory agreement.

ITEM 13. EXHIBITS AND CURRENT REPORTS ON FORM 8-K

(a)(1) A list of the financial statements and schedules thereto as filed in this report reside at Item 7.

(a)(2)   The following exhibits are submitted herewith:

2.1 Agreement and Plan of Reorganization dated February 2, 1995, by and between Chadmoore (f/k/a CapVest Internationale, Ltd.) and Chadmoore Communications, Inc. (Incorporated by reference to Exhibit 1 of the Registrants Form 8-K, date of earliest event reported- February 21, 1995 the "Form 8-K")

2.2 Addendum to the Agreement and Plan of Reorganization, dated February 21, 1995, by and between Chadmoore (f/k/a CapVest Internationale, Ltd.) and Chadmoore Communications, Inc. (Incorporated by reference to Exhibit 1 of the Registrants Form 8-K.

2.3 Addendum No. 2 to the Agreement and Plan of Reorganization, dated March 31, 1995, by and between Chadmoore (f/k/a CapVest Internationale, Ltd.) and Chadmoore Communications, Inc. (Incorporated by reference to Exhibit 1 of the Form 8-K.

3.1 Articles of Incorporation (Incorporated by reference to Exhibit 1 of the Form 8.

3.2 Articles of Amendment to the Articles of Incorporation filed November 1, 1988 (Incorporated by reference to Exhibit 3.2 to Chadmoore's Form 10-KSB for the year ended December 31, 1995)

3.3 Articles of Amendment to the Articles of Incorporation filed April 28, 1995 (Incorporated by reference to Exhibit 3.3 to Chadmoore's Form 10-KSB for the year ended December 31, 1995)

3.4 Articles of Amendment to the Articles of Incorporation filed April 1, 1996 (Incorporated by reference to Exhibit 3.4 to Chadmoore's Form 10-KSB for the year ended December 31, 1995)

3.5 Articles of Amendment to the Articles of Incorporation filed April 11, 1996 (Incorporated by reference to Exhibit 3.5 to Chadmoore's Form 10-KSB for the year ended December 31, 1995)

3.6      Bylaws   (Incorporated   by  reference  to  Exhibit  3  to  Chadmoore's
         Registration Statement on Form S-18 (33-14841-D)

4.1 Form of Warrant Certificate (Incorporated by reference to Exhibit 4.1 to Chadmoore's Form 10-KSB for the year ended December 31, 1995)

4.2 Registration Rights Agreement (Incorporated by reference to Exhibit 4.2 to Chadmoore's Form 10-KSB for the year ended December 31, 1995)

4.3 Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock of Chadmoore (Incorporated by reference to
         Exhibit 3.4 to Chadmoore's  Form 10-KSB for the year ended December 31,
         1995)

10.1 Amended Nonqualified Stock Option Plan dated October 12, (Incorporated by reference to Exhibit 10.1 to Chadmoore's Form 10-KSB for the year ended December 31, 1995)

10.2 Employee Benefit and Consulting Services Plan dated July 7, 1995 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 effective July 12, 1996 (file no. 33-94508))

10.3 First Amendment to the Employee Benefit and Consulting Services Plan dated December 8, 1995 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 effective December 1, 1996 (file no. 33-80405))

10.4 Employment Agreement between the Registrant and Robert W. Moore effective as of April 21, 1995 (Incorporated by reference to Exhibit
         10.4 to Chadmoore's Form 10-KSB for the year ended December 31, 1995)

10.5 Integrated Dispatch Enhanced Network ("iDEN") Purchase Agreement dated February 28, 1996 by and between Chadmoore and Motorola, Inc. (Incorporated by reference to Exhibit 10.7 to Chadmoore's Form 10-KSB for the year ended December 31, 1995)

10.6.1 Amendment Number 001 to the Integrated Dispatch Enhanced Network (iDEN) Purchase Agreement dated March 25, 1996 (Incorporated by reference to
         Exhibit 10.8 to Chadmoore's Form 10-KSB for the year ended December 31,
         1995)

10.7 Asset Purchase Agreement dated November 2, 1994 by and between Chadmoore Communications, Inc., and General Communications Radio Sales and Service, Inc., General Electronics, Inc. and Richard Day with Exhibits (Incorporated by reference to Exhibit 2.2 of the Registrant's Form 8-K, dated March __, 1996 ("the Gencom 8-K"), date of earliest event reported March 8, 1996)

10.10 Modification to Asset Purchase Agreement dated March 8, 1996 by and between Chadmoore Communications, Inc., Chadmoore and Chadmoore Communications of Tennessee, Inc. and General Communications Radio Sales and Service, Inc., General Electronics, Inc. and Richard Day with Exhibits (Incorporated by reference to Exhibit 2.1 of the Gencom 8-K, date of earliest event reported March 8, 1996)

10.11 Stock Purchase Agreement dated June 14, 1996, by and between Chadmoore Wireless Group, Inc. and Libero Limited (Incorporated by reference to
         Exhibit 10.11 to Chadmoore's Form 8-K, under dated June 1996

10.12 Purchase Agreement between Motorola, Inc. and Chadmoore Wireless Group, Inc. and Chadmoore Communications, Inc. dated October 25, 1996 (Incorporated by reference to Exhibit 10.12 to Chadmoore's Form 10-KSB for the year ended December 31, 1996)

10.13 Promissory Note executed by Chadmoore Communications, Inc. payable to Motorola, Inc., dated December 30, 1996. (Incorporated by reference to
         Exhibit 10.13 to Chadmoore's Form 10-KSB for the year ended December 31, 1996)

10.14 Guarantee of Security Agreement executed by Chadmoore Wireless Group, Inc., in favor of Motorola, Inc., dated December 30, 1996. (Incorporated by reference to Exhibit 10.14 to Chadmoore's Form 10-KSB for the year ended December 31, 1996)

10.15    Restructuring  Agreement  Regarding  8%  Convertible  Debentures  dated
         September 19, 1997, by and between Chadmoore Wireless Group, Inc., Cygni S.A., and Willora Company Limited (Incorporated by reference to
         Exhibit 10.12 to Chadmoore's Form 8-K, under Item 9, date of earliest event reported - September 19, 1997)

10.16 Transfer and Release Agreement effective September 26, 1997, by and between Chadmoore Wireless Group, Inc. and LDC Consulting, Inc. (Incorporated by reference to Exhibit 10.13 to Chadmoore's Form 8-K, under Item 5, date of earliest event reported - September 26, 1997)

10.17 Certificate of Designation of Rights and Preferences of Convertible Preferred Stock Series B of the Comp any. (Incorporated by reference to Exhibit 4.5 to Chadmoore's Form 8-K, under Item 9, date of earliest event reported December 23, 1997)

10.18 Form of Stock Purchase Warrant issued in connection with the Series B 8% Convertible Preferred Stock Offshore Subscription Agreement dated on or about December 10, 1997 (Incorporated by reference to Exhibit 4.6 to Chadmoore's Form 8-K, under Item 9, date of earliest event reported December 23, 1997)

10.19 Form of Series B 8% Convertible Preferred Stock Offshore Subscription Agreement dated on or about December 10, 1997 (Incorporated by reference to Exhibit 10.15 to Chadmoore's Form 8-K, under Item 9, date of earliest event reported - December 23, 1997)

10.20 Form of Amendment No. 1 to Offshore Subscription Agreement for Series B 8% Convertible Preferred Stock dated on or about February 17, 1998 (Incorporated by reference to Exhibit 10.16 to Chadmoore's Form 8-K, under Item 9, date of earliest event reported - February 17, 1998)

10.21 Employment Agreement between Chadmoore and Robert Moore effective as of January 1, 1997 (Incorporated by reference to Exhibit 10.21 to Chadmoore's Form 10-KSB for the year ended December 31, 1997)

10.22 Employment Agreement between Chadmoore and Jan Zwaik effective as of February 17, 1997 (Incorporated by reference to Exhibit 10.21 to Chadmoore's Form 10-KSB for the year ended December 31, 1997)

10.23 Employment Agreement between Chadmoore and Rick Rhodes effective as of December 10, 1998. (Incorporated by reference to Exhibit 10.23 to Chadmoore's Form 10-KSB for the year ended December 31, 1998)

10.24 Employment Agreement between Chadmoore and Vince Hedrick effective as of May 17, 1999

10.25 Employment Agreement between Chadmoore and Stephen K. Radusch effective as of April 1, 2000.

10.26    Amended and Restated Employment  Agreement between Chadmoore and Robert
         W. Moore effective July 1, 2000

10.27 Amended and Restated Employment Agreement between Chadmoore and Rick D. Rhodes effective July 1, 2000

10.28    Amended and Restated Employment Agreement between Chadmoore and Vincent
         F. Hedrick effective July 1, 2000

10.29    Amended and Restated Employment Agreement between Chadmoore and Stephen
         K. Radusch effective July 1, 2000

10.30 Agreement and Plan of Reorganization by and among Chadmoore, Nextel Communications, Inc. and Nextel finance company dated August 21, 2000.

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

10.36    REI Side Letter (filed herewith).

10.37    Form of Stay Put Bonus and Employment Agreement (filed herewith).

11.1 Calculation of Weighted Average Shares Outstanding (see Consolidated Statement of Operations and Notes to Consolidated Financial Statement, 1-L)

16.1 Letter of Mitchell Finley & Company, P.C. dated July 10, 1995, stating its concurrence with the disclosure contained in Chadmoore's Current Report on Form 8-K (Incorporated by reference to Exhibit 16 to Chadmoore's Form 8-K, under Item 4, date of earliest event reported - July 7, 1995)

21.1     Subsidiaries of Chadmoore (filed herewith).

23.12    Consent of Arthur Andersen LLP (filed herewith).

99       Arthur Andersen letter


(b)      Current Reports on Form 8-K


(i) Current report on Form 8-K filed on July 11, 2001, reporting the third amendment of the Company's agreement and plan of reorganization with Nextel and the fifth amendment of the Company's senior secured loan agreement with GATX Capital.

(ii) Current report on Form 8-K filed on February 25, 2002, reporting the closing of the asset sale with Nextel and the filing of the Company's articles of dissolution.

    FORM10-KSB
============================================================================

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:
                                   Chadmoore Wireless Group, Inc.
                                   (formerly CapVest International, Ltd.)

                                   By: /s/ Stephen K. Radusch
                                       -------------------------------------
                                        Stephen K. Radusch
                                        Chief Financial Officer

                                        Date: March 29, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Robert W. Moore                              Date: March 29, 2002
------------------------------------------
Robert W. Moore, President,
Chief Executive Officer and Director

/s/ Stephen K. Radusch                           Date: March 29, 2002
------------------------------------------
Stephen K. Radusch
Chief Financial and Accounting Officer

/s/ Janice H. Pellar                             Date: March 29, 2002
------------------------------------------
Janice H. Pellar
Director

/s/ Gary L. Stanford                             Date: March 29, 2002
------------------------------------------
Gary L. Stanford
Director

/s/ Jeffrey A. Lipkin                            Date: March 29, 2002
------------------------------------------
Jeffrey A. Lipkin
Director