Form 10QSB
period 2002-03-31
CHADMOORE WIRELESS GROUP INC
filed 2002-05-15
CIK 815755

================================================================================

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

    (Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

AS OF MAY 13, 2002 ISSUER HAD 47,736,006 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [  ] No [X]
================================================================================

                                      INDEX

       PART I - FINANCIAL INFORMATION                                                                                   PAGE

       ITEM 1.   FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001                         4

                  Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001 (unaudited)       5

                  Consolidated Statements of Cash Flows for three months ended March 31, 2002 and 2001 (unaudited)           6

                  Condensed Notes to Interim Consolidated Financial Statements                                            7-14

       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS                      15-17

       PART II - OTHER INFORMATION

       ITEM 1.   LEGAL PROCEEDINGS                                                                                          17

       ITEM 2B.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                  17

       ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                        18

       SIGNATURES                                                                                                           19


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
   Management of Chadmoore Wireless Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Chadmoore Wireless Group, Inc., a Colorado corporation, as of March 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.





ARTHUR ANDERSEN LLP

Las Vegas, Nevada
May 15, 2002

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 2002 and December 31, 2001
                    (amounts in thousands, except share data)
                                                                                March 31,        December 31,
                                                                                   2002              2001
                                                                               (Unaudited)
                                                                              ---------------   ----------------
                                     ASSETS
    Current assets:
          Cash                                                                     $ 63,933           $    118
          Cash-restricted                                                             2,885                -
          Accounts receivable, net                                                      246                515
          Other receivables, net                                                      1,904                 33
          Inventory                                                                      23                 40
          Other current assets                                                          389                 43
          Assets held for sale                                                         -                43,821
                                                                              ---------------   ----------------
                   Total current assets                                              69,380             44,570

    Property and equipment, net                                                         564                815
    Intangible assets, net                                                              186                332
    Other non-current assets, net                                                       305              2,141
                                                                              ---------------   ----------------
                                                                                   $ 70,435           $ 47,858
                                                                              ===============   ================

                    LIABILITIES, REDEEMABLE PREFERRED STOCK
                            AND SHAREHOLDERS' EQUITY

    Current liabilities:
          Current maturities of long-term debt                                     $  4,945           $ 53,365
          Accounts payable and accrued liabilities                                    1,486              6,326
          Federal income taxes payable                                                8,126               -
          Unearned revenue                                                               51                290
          Other current liabilities                                                      20                  9
                                                                              ---------------   ----------------
                   Total current liabilities                                         14,628             59,990
    Long-term debt                                                                    1,415              2,395
                                                                              ---------------   ----------------
                   Total liabilities                                                 16,043             62,385

    Minority interests                                                                  710              1,147

    Commitments and contingencies Redeemable preferred stock:
          Series C, 4% cumulative, 10,119,614 shares issued and
             outstanding                                                              3,352              3,122
    Shareholders' equity/(deficit):
          Preferred stock, $.001 par value, authorized 40,000,000 shares               -                  -
          Common stock, $.001 par value, authorized 100,000,000 shares,
             47,736,006 and 45,700,172 shares issued and outstanding,
             respectively                                                                46                 46
          Additional paid-in capital                                                 67,943             68,658
          Deficit                                                                   (17,659)           (87,500)
                                                                              ---------------   ----------------

                   Total shareholders' equity/(deficit)                              50,330            (18,796)
                                                                              ---------------   ----------------
                   Total liabilities, minority interests, redeemable
                   preferred    stock and shareholders' equity (deficit)           $ 70,435           $ 47,858
                                                                              ===============   ================

See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
               For the Three Months Ended March 31, 2002 and 2001
             (amounts in thousands, except share and per share data)

                                                                    March 31,           March 31,
                                                                       2002               2001
                                                                  ---------------    ----------------

Revenues:
        Service revenue                                               $    468            $  1,475
        Equipment sales and maintenance                                     17                  20
                                                                  ---------------    ----------------
           Total revenues                                                  485               1,495
                                                                  ---------------    ----------------

Cost of sales:
        Cost of service revenue                                            260                 556
        Cost of equipment sales and maintenance                             17                   7
                                                                  ---------------    ----------------
           Total cost of sales                                             277                 563
                                                                  ---------------    ----------------

Gross margin                                                               208                 932
                                                                  ---------------    ----------------

Operating expenses:
        Selling, general and administrative                              7,794               1,963
        Depreciation and amortization                                      355                 600
                                                                  ---------------    ----------------
           Total operating expenses                                      8,149               2,563
                                                                  ---------------    ----------------
Loss from operations                                                    (7,941)             (1,631)
                                                                  ---------------    ----------------

Other income (expense):
        Minority interest in earnings                                      (32)                (70)
        Interest expense, net                                             (525)             (1,329)
        Gain on sale of licenses and equipment and other                88,833                   7
                                                                  ---------------    ----------------
                                                                        88,276              (1,392)
                                                                  ---------------    ----------------
Income (loss) before income taxes and extraordinary item                80,335             ( 3,023)
Provision for income taxes                                              (8,931)                 -
                                                                  ---------------    ----------------
Income (loss) before extraordinary item                                 71,404              (3,023)
Loss on debt extinguishment, net of income tax benefit of $805          (1,563)                 -
                                                                  ---------------    ----------------
Net income (loss)                                                       69,841              (3,023)
Redeemable preferred stock dividend and accretion                         (230)               (162)
                                                                  ---------------    ----------------
Income (loss) applicable to common shareholders                       $ 69,611            $ (3,185)
                                                                  ===============    ================

Income (loss) per share of Common Stock:
         Income (loss) before extraordinary item                     $    1.28           $   (0.06)
         Loss on debt extinguishment                                      (.03)                 -
                                                                  ---------------    ----------------
Income (loss) applicable to common shareholders                      $    1.25           $   (0.06)
                                                                  ===============    ================
Income (loss) per share of Common Stock assuming dilution:
         Income (loss) before extraordinary item                     $    1.19           $   (0.06)
         Loss on debt extinguishment:                                     (.03)                 -
                                                                  ---------------    ----------------
Income (loss) applicable to common shares                            $    1.16           $   (0.06)
                                                                  ===============    ================
Basic weighted average shares outstanding                           55,500,081           52,935,157
                                                                  ===============    ================
Diluted weighted average shares outstanding                         59,824,500           52,935,157
                                                                  ===============    ================

See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2002 and 2001
                             (amounts in thousands)

                                                                          March 31,           March 31,
                                                                            2002                2001
                                                                       ---------------     ---------------

Cash flows from operating activities:
     Net income (loss)                                                    $  69,841            $ (3,023)
     Adjustments to reconcile net loss to net cash used in
        Operating activities:
             Minority interest                                                   32                  70
             Depreciation and amortization                                      355                 600
             Gain on sale of licenses and equipment                         (88,626)                 30
             Amortization of debt discount and issuance cost                    247                 315
             Gain on settlement of litigation                                   220                  -
             Loss on extinguishment of debt                                   2,369                  -
             Change in operating assets and liabilities:
                  Increase (decrease) in accounts receivable
                      And other receivables                                  (1,601)                 52
                  Increase in restricted cash                                (2,885)                 -
                  Decrease in inventory                                          16                  -
                  Increase in deposits and prepaids                            (345)                (33)
                  Decrease in unearned revenues                                (239)                (61)
                  Increase in federal income taxes payable                    8,126                  -
                  Decrease (increase) in accounts payable and
                  accrued liabilities                                        (4,840)                199
                                                                       ---------------     ---------------
Net cash used in operating activities                                       (17,330)             (1,851)
                                                                       ---------------     ---------------

Cash flows from investing activities:
     Purchase of license options                                                (31)               (162)
     Purchases of FF&E                                                           (1)                 (4)
     Proceeds from sale of licenses and equipment                           130,170                 202
     Termination of partnerships                                               (508)                 -
     Change in other assets                                                    (285)                 -
                                                                       ---------------     ---------------
Net cash provided by investing activities                                   129,345                  36
                                                                       ---------------     ---------------

Cash flows from financing activities:
     Exercise of warrants                                                        59                  -
     Equity issuance cost                                                      (544)                 -
     Payments of minority interests                                            (479)                 -
     Payments of long-term debt                                             (52,686)             (2,399)
     Reimbursement of interest and fees on Barclays bank facility             2,877                  -
     Proceeds from issuance of long-term debt                                 2,573               4,377
                                                                       ---------------     ---------------
Net cash (used in) provided by financing activities                         (48,200)              1,978
                                                                       ---------------     ---------------

Net increase in cash                                                         63,815                 163
Cash at beginning of period                                                     118                 108
                                                                       ---------------     ---------------

Cash at end of period                                                     $  63,933            $    271
                                                                       ===============     ===============

See Note 7 for supplemental disclosure on non-cash investing and financing activities.

See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
     Condensed Notes to Unaudited Interim Consolidated Financial Statements
                                 March 31, 2002


NOTE 1 - BASIS OF PRESENTATION

The interim financial statements for the three-month periods ended March 31, 2002 and March 31, 2001 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Form 10-KSB filed for the fiscal year ended December 31, 2001.

The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - DESCRIPTION OF BUSINESS

On February 8, 2002, Chadmoore closed its sale of substantially all of its assets to Nextel Communications, Inc. ("Nextel") for $130 million in cash, resulting in a gain on sale of about $88.8 million. Net proceeds to Chadmoore were approximately $103 million after the payoff of Barclays debt.

On January 28, 2002, holders of Chadmoore common stock approved the asset sale to Nextel, the dissolution of Chadmoore and a plan of liquidation. On February 22, 2002, Chadmoore filed its articles of dissolution, closed its stock transfer record books, de-listed its shares from the over-the-counter bulletin board and has begun an orderly wind-up of its business operations. After making a required distributuion to GATX Capital of about $21.5 million, Chadmoore will determine, with assistance of its tax and litigation counsel, the amount of assets reasonably sufficient under Colorado law to be set aside to cover all known, contingent, unliquidated and unknown claims of creditors, including the estimated expenses of the dissolution and liquidation. Chadmoore expects to immediately make an initial distribution to shareholders of record once it has completed this analysis. Any payment after that time will occur, if at all, when the Chadmoore board of directors determines that additional assets may be distributed in accordance with Colorado law to satisfy claims of creditors during the five-year liquidation period. Thereafter, remaining assets, if any, will be distributed to equity holders of Chadmoore.

See "Note 4 - Management Plans" for additional discussion of the current business status.


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

GAIN (LOSS) PER SHARE

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

INTANGIBLE ASSETS

Intangible assets consist of FCC licenses which are recorded at cost and are authorized by the Federal Communications Commission ("FCC") and allow the use of certain communications frequencies. FCC licenses have a primary term of five or ten years and are renewable for additional five-year or ten-year periods for a nominal FCC processing fee. Although there can be no assurance that the licenses will be renewed, management expects that the licenses will be renewed as they expire. FCC licenses are amortized using the straight-line method over 20 years and FCC renewal fees are amortized using the straight-line method over 5 years. Chadmoore evaluates the recoverability of FCC licenses by determining whether the unamortized balance of this asset is expected to be recovered over its remaining life through projected undiscounted operating cash flows.

CASH RESTRICTED

In order to motivate and incentivize some members of Chadmoore's management and some non-management directors of Chadmoore to work towards the completion of the asset sale and to manage the subsequent dissolution and liquidation of Chadmoore, Chadmoore cancelled some outstanding options held by such persons, in lieu of which Chadmoore determined to make cash payments upon the closing of the asset sale in the aggregate amount of about $3.0 million. The stay-put cash payments are being held in escrow until the earlier of a recipient's termination without cause and six months following the closing, but subject to forfeiture in the event the recipient voluntarily leaves Chadmoore or is terminated for cause within six months after the closing date of the asset sale. As of March 31, 2002, $2.9 million remained held in escrow.

NOTE 4 - MANAGEMENT PLANS

Chadmoore shall wind up the Company's affairs as quickly and as efficiently as possible in order that the interests of all shareholders will be served. The Company will try to minimize the length of time necessary to satisfy its known liabilities while also minimizing the risks to shareholders and conserving corporate assets.

Chadmoore will determine the amount of known claims and creditors and the amount needed by the Company to ensure payment of any contingent, unliquidated or unknown claims and establish a reserve in such amount Chadmoore will distribute the cash in excess of the above amount to shareholders.

In the first year following the closing of the asset sale, Chadmoore will try to settle or dispute all contingent or unliquidated claims. Such activity will include, among other things, the settlement of all remaining partner market claims and, where necessary, the related prosecution of license assignment applications through the FCC. Additionally, all remaining claims of Goodman/Chan licensees (approximately 500 license claims) will be settled. Further, any outstanding tower site claims will be settled during this period. All the retained FCC related assets will remain in Chadmoore. Every effort will be made to effectuate the resolution and transfer out of Chadmoore of all FCC related assets prior to the final dissolution of Chadmoore.

Chadmoore will retain sufficient staff resources to ensure that negotiations for settlement of all claims occur in a prompt and technically proficient manner. This will require retention of sufficient legal, financial, technical and administrative personnel to ensure timely and successful claims settlement. Of particular concern are partnership market/license disposal issues, settlement of the remaining tower site contract issues, and the Goodman/Chan claims.

On May 14, 2002, with the assistance of its auditors and tax counsel, Chadmoore completed its analysis of its usable historical net operating losses and its federal and state tax liabilities as a result of the cash sale of its assets. As discussed below under "Item 1. Legal Proceedings," Chadmoore is currently attempting to establish a reasonable reserve amount for the two pending litigation matters involving ERS and Third Mobile. Once a reserve amount is established in both matters, either through mutual agreement or by direction of the arbitrator and/or court, Chadmoore will make an initial liquidating distribution to its shareholders. Chadmoore is hopeful that reserve amounts will be established in the ERS and Third Mobile matters in the very near future, but due to the fact that Chadmoore is not solely in control of the litigation process, it cannot specify an exact date upon which the reserves will be set. Chadmoore anticipates that the initial distribution to shareholders will follow as promptly as possible after the reserve issues are settled.

NOTE 5 - DEBT

During 1999, pursuant to a loan facility with GATX Capital Corporation ("GATX Facility'), Chadmoore borrowed $26.6 million from GATX Capital Corporation ("GATX") leaving approximately $400,000 available for future borrowings at the sole and absolute discretion of GATX, subject to substantially the same terms as the previous borrowings. The remaining balance was drawn in May 2000. Warrants to purchase up to 1,822,500 shares of Chadmoore's Common Stock at an exercise price of $0.39 per share were also issued to the Lender ("GATX Warrants"). The loan is secured by substantially all the assets of Chadmoore. Loans were made at an interest rate fixed at the time of the funding based on five-year US Treasury notes plus 5.5% and payable over five-years following a 16 month interest only period. Quarterly principal payments of approxiamtely $1.35 million were to commence June 30, 2000. Chadmoore negotiated with GATX to defer the first payment until August 25, 2000. All payments were current on the GATX Facility as of December 31, 2001.

On June 10, 1999, Chadmoore entered into an Amendment to the GATX Facility ("Amendment"). The Amendment, among other things, delayed certain financial covenants, extended the option period to make available funds from 120 days to 150 days and amended the collateral value to loan ratio from 2 to 1 to 1.5 to 1. Chadmoore also restated the exercise price of the GATX Warrants from $0.39 to $0.01 per share of the Chadmoore's Common Stock. In connection with the Amendment, Chadmoore has recognized a debt discount related to the GATX Warrants of $608,350, which represents the intrinsic value, which is not materially different from the fair value, of the GATX Warrants on the date of the Amendment. This discount is being amortized to interest expense using the effective interest method over the life of the loan.

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

On June 29, 2001, Chadmoore and GATX agreed to defer the quarterly principal payments due on or about June 30, 2001 and September 30, 2001, until the earliest of December 31, 2001 or the closing of the asset sale to Nextel. In consideration for the payment deferral, Chadmoore agreed to pay to GATX a fee of $1 million, to be paid on the earliest of December 31, 2001 or the closing of the asset sale to Nextel. In conjunction with the amendment of its credit facility with GATX, and as additional consideration for the payment deferral, Chadmoore purchased from Barclays Bank PLC an irrevocable standby letter of credit in the face amount of $2.7 million in favor of GATX. GATX drew against the letter of credit on December 31, 2001 prior to the close of the Nextel transaciton on February 8, 2002 at which time the balance of the loan was repaid in full.

On December 13, 2001, Chadmoore and GATX Capital agreed to defer payment of the $1 million fee and the $1.35 million principal due on or about December 31, 2001 to the earlier of the closing date of the asset sale or February 15, 2002, and that GATX Capital would draw on the $2.7 million letter of credit from Barclays Bank in favor of GATX Capital to satisfy the principal payments due on or about June 30, 2001 and September 30, 2001. In addition, Chadmoore agreed to pay GATX Capital, when due, the $606,280 interest payment due on or about December 31, 2001. Chadmoore also agreed to pay GATX Capital an additional fee of $100,000.

NOTE 6 - EQUITY TRANSACTIONS

During the first quarter of 2002, 2,035,834 shares of common stock were issued through the exercise of warrants with warrant prices between $0.01 and $0.2375 per share.

During the first quarter of 2001, Chadmoore did not have any equity transactions.


NOTE 7 - NON CASH ACTIVITIES

During the three months ended March 31, 2001, Chadmoore had the following non-cash and investing and financing activities (1) the director's and officer's insurance policy premium of $57,000 was financed over a three month period and the expense will be amortized over twelve months and (2) the Memphis land, building and furniture were sold with $162,000 of the proceeds being reserved into an escrow account.

During the quarters ended March 31, 2002 and 2001, the Company paid no cash for Federal income taxes. For the three months ended March 31, 2002 and 2001, the Company paid $0.8 million and $1.1 million, respectively, for interest.


NOTE 8- PURCHASE COMMITMENT

In October 1996, Chadmoore signed a purchase agreement with Motorola to purchase approximately $10 million of Motorola radio communications equipment, including Motorola Smartnet II trunked radio systems. Such purchase agreement required that the equipment be purchased within 30 months of its effective date. On March 10, 1998, the Company received an extension from 30 months to 42 months from the effective dates thereof. As of March 6, 2000 the Company has purchased approximately $6.5 million toward this purchase commitment. On May 4, 2000 the Company negotiated an extension to the agreement to extend it to July 2001. Chadmoore did not purchase the additional $4.0 million of radio communications equipment before July 26, 2001 and had recorded a liability to reimburse Motorola for previous discounts of approximately $331,000. In February, 2002, Chadmoore repaid the discounts as part of its liquidation process.


NOTE 9- RELATED PARTY TRANSACTIONS

On May 1, 1998, Chadmoore and Recovery Equity Investors II, L.P. ("Recovery") entered into an advisory agreement commencing on May 1, 1998 and ending on the fifth anniversary. The advisory agreement stipulates that Recovery shall devote such time and effort to the performance of providing consulting and management advisory services for Chadmoore as deemed necessary by Recovery. Chadmoore shall pay an annual consulting fee of $312,500 beginning on May 1, 1999 which shall be paid in advance, in equal monthly installments, reduced by the Series C Preferred dividends paid in the preceding twelve months. Jeffrey A. Lipkin and Joseph J. Finn-Egan, managing partners for Recovery, are former Directors of Chadmoore. They resigned their board seats on May 1, 2002.

Letter Agreement with Recovery Equity Investors II

Chadmoore entered into a restated letter agreement, dated as of November 16, 2001, amended as of December 12, 2002, with Recovery, an affiliate of Chadmoore. Recovery beneficially owns approximately 41.6% of the shares of Chadmoore common stock on a fully diluted basis. In order to secure Recovery's voting support of the asset sale and to resolve various issues arising out of the Investment Agreement, dated as of May 1, 1998, between Chadmoore and Recovery:

   o Chadmoore agreed that Recovery, the sole holder of Chadmoore series C preferred stock, would receive in exchange for its shares of series C preferred stock, all accrued and unpaid dividends on those shares and one of its two warrants, the number of shares of Nextel common stock or cash it would have received had it exercised in full the warrant it is exchanging by using a portion of the stated value of the series C preferred stock to pay the warrant exercise price, plus the remaining stated value of the Chadmoore series C preferred stock and the amount of all accrued and unpaid dividends.

      Because the stated value of the shares of Chadmoore series C preferred stock plus accrued and unpaid dividends as of March 31, 2002 will be approximately $4.6 million, and the exercise price of the warrant is about $3.9 million, Recovery will be entitled to approximately $722,000.

   o In addition, Chadmoore has agreed to permit Recovery to exchange its second warrant allowing it to purchase up to approximately 9.8 million shares of Chadmoore common stock at an exercise price of $0.001 per share on a deemed net exercise basis directly for cash. The cash will be equal to the cash that Recovery would have received if it had exercised the warrant it is exchanging in full on a net exercise basis and received shares of Chadmoore common stock.

      Because the number of shares issuable pursuant to the two warrants described above, as well as the aggregate exercise price of each of the warrants, is to be as agreed to by Chadmoore and Recovery prior to the distribution to shareholders (based on the estimated total proceeds to distributed to the shareholders), it is impossible to determine definitively the value that Recovery will receive pursuant to these warrants.

Because the asset sale does not qualify as a tax-free reorganization, Recovery was entitled to receive $543,700 in cash from Chadmoore immediately following the closing as a "make-whole" payment for its consent to the deemed net exercise of all outstanding options to acquire shares of Chadmoore common stock and the resulting reduction in shares of Chadmoore common stock issuable under the warrants to acquire shares of Chadmoore common stock held by Recovery.

Following the closing of the asset sale, Chadmoore paid Recovery all accrued and unpaid fees due under the Advisory Agreement, dated as of May 1, 1998, between Chadmoore and Recovery, in the amount of about $338,500. In addition, Chadmoore has agreed to pay Recovery an additional $364,600 in fees under the advisory agreement plus $200,000 for legal expenses incurred on the asset sale by Recovery.


NOTE 10- LEGAL PROCEEDINGS

Pursuant to the FCC's jurisdiction over telecommunications activities, Chadmoore remains involved in limited pending matters before the FCC, which may ultimately affect Chadmoore's operations. More specifically, Chadmoore continues to hold a limited number of licenses for operation in the 800Mhz band; and, the Company will continue to take all actions before the FCC deemed necessary to ensure the continuing validity of these licenses.

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

In October, 2001, Chadmoore received a demand for arbitration from Emergency Radio Services, Inc. ("ERS") with respect to a breach of a contract claim. In its demand for arbitration, ERS argued that an agreement executed between ERS and Chadmoore in 1997 entitled it to certain radio channels in Fort Wayne, Indiana. Chadmoore attempted to reach a settlement in this matter. However, no settlement has been reached and no further settlement discussions are scheduled. Thus, arbitration is pending on this matter and it is expected that discovery will commence in the near future. The Company cannot predict the exact timetable for resolution of this matter at this time, nor can it forecast the actual outcome of this matter. However based on management's review of the complaint and conferences with outside counsel regarding this matter, the Company believes that it is not probable a substantial adverse impact on the Company will result.

A complaint was filed by Third Mobile Ltd., a Texas limited liability company and shareholder of Chadmoore, naming Chadmoore as defendant, on December 13, 2001 in the United States District Court for the District of Nevada. The complaint was served on Chadmoore on January 31, 2002. The complaint seeks monetary damages relating to certain oral misrepresentations Robert Moore or other Chadmoore representatives allegedly made to Third Mobile around January 1995 that induced Third Mobile to invest $700,000 in Chadmoore Communications, Inc. Chadmoore believes the complaint is without substantive merit, and is also likely barred by the applicable statue of limitations since it related to events that took place seven years ago in January and February of 1995. Chadmoore has filed its first response in this matter with the District Court; and, no settlement discussion are in progress. Initial discovery has commenced in this matter and on May 14, 2002 Chadmoore caused outside counsel to filed a Motion to Dismiss Third Mobile's complaint. Chadmoore cannot forecast the actual outcome of this matter, however based on management's review of the complaint and conferences with outside counsel regarding this item, the Company believes that it is not probable a substantial adverse impact on the Company will result.

The Company has been advised by Third Mobile that, in the event the Company attempts to make a distribution to its shareholders without reserving, in the opinion of Third Mobile, an amount adequate to cover its claim against the Company, Third Mobile would seek to enjoin any such distribution until an adequate reserve amount was established. Likewise, ERS has notified the Company of its demand that an adequate reserve be set. However, the Company's request that ERS document its suggested reserve amount and its rationale for its suggested reserve amount has not been answered. The Company is continuing its efforts to reach agreement with each of ERS and Third Mobile on a reasonable reserve amount. In the event the Company cannot reach such agreement by no later than May 20, 2002, it intends to apply to the arbitrator in the ERS matter, and to participate in an anticipated hearing in the District Court in the Third Mobile matter, to establish on an expedited basis a reasonable reserve amount so that Chadmoore can proceed with its initial distribution to shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. These statements contain words such as "intends", "planned", "future", and "believes" and include statements regarding Chadmoore's dissolution and liquidation. Although Chadmoore believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. Chadmoore cuations investors that any forward-looking statements made by Chadmoore are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. See the 2001 Form 10-KSB.


PLAN OF OPERATIONS FOR DISSOLUTION

Chadmoore shall wind up the Company's affairs as quickly and as efficiently as possible in order that the interests of all shareholders will be served. The Company will try to minimize the length of time necessary to satisfy its known liabilities while also minimizing the risks to shareholders and conserving corporate assets.

Chadmoore is in the process of determining the amount of known claims and creditors and the amount needed by the Company to ensure payment of any contingent, unliquidated or unknown claims and establish a reserve in such amount. Chadmoore will distribute the cash in excess of the above amount to shareholders.

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

On May 14, 2002, with the assistance of its auditors and tax counsel, Chadmoore completed its analysis of its usable historical net operating losses and its federal and state tax liabilities as a result of the cash sale of its assets. As discussed below under "Item 1. Legal Proceedings," Chadmoore is currently attempting to establish a reasonable reserve amount for the two pending litigation matters involving ERS and Third Mobile. Once a reserve amount is established in both matters, either through mutual agreement or by direction of the arbitrator and/or court, Chadmoore will make an initial liquidating distribution to its shareholders. Chadmoore is hopeful that reserve amounts will be established in the ERS and Third Mobile matters in the very near future, but due to the fact that Chadmoore is not solely in control of the litigation process, it cannot specify an exact date upon which the reserves will be set. Chadmoore anticipates that the initial distribution to shareholders will follow as promptly as possible after the reserve issues are settled.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

On February 8, 2002, Chadmoore closed its sale of substantially all of its assets to Nextel Communications, Inc. ("Nextel") for $130 million in cash, resulting in a gain of about $88.6 million. As a result, Chadmoore ceased operations, except for those limited markets where it has partnership agreements still in effect, and has moved forward on the plan of dissolution. Operations for the first quarter of 2002 were significantly affected by the asset sale to Nextel as evidenced by the following discussion of operational results.

Total revenues for the first quarter of 2002 were $485,000 compared to $1.5 million for the same period in 2001, a decrease of $1.0 million or 67.6%. Service revenues decreased to $468,000 compared to $1.5 million, a decrease of $1.0 million or 68.3% for the quarter ended March 31, 2002 compared to the same period of 2001. Equipment sales and maintenance was $17,000 for the first quarter of 2002 as compared to $20,000 for the comparable period of 2001, a decrease of $3,000 or 15%.

Cost of service revenue for the three months ended March 31, 2002 was $260,000 compared to $556,000 for the same period in 2001, a decrease of $296,000, or 53.2%. Cost of equipment sales and maintenance revenue was $17,000 for the three months ended March 31, 2002 compared to $7,000 for the same period in 2001, an increase of $10,000 or 142.9%.

Gross margin for the first quarter of 2002 was 42.9% as compared to 62.3% for the comparable period of 2001.

Selling, general and administrative expenses increased to $7.8 million for the three months ended March 31, 2002 compared to $2.0 million for the same period in 2001, an increase of $5.8 million or 297.0%. Salaries, wages and benefits expense (a component of selling, general and administrative expenses) increased to $5.4 million for the three months ended March 31, 2002, compared to $616,000 for the three months ended March 31, 2001, an increase of $4.8 million or 771.4%. This increase is directly attributable to payment of employee severance and termination of employment agreements pursuant to provisions in the agreements, as a result of the sale of assets to Nextel. Excluding salaries, wages and benefits, other selling, general and administrative expenses for the three months ended March 31, 2002 increased by $1.1 million or 80.2% as compared to the same period of 2001. The increase is directly related to expenses, primarily accounting and legal fees, associated with the closing of the Nextel transaction.

Depreciation and amortization expenses decreased to $355,000 for the first quarter of 2002, as compared to $600,000 in the first quarter of 2001, a decrease of $245,000 or 40.8%, as a result of the sale of substantially all of Chadmoore's assets to Nextel in early February, 2002.

Interest expense, net of interest income, decreased $804,000 or 60.5% to $525,000 for the first quarter of 2002, as compared to $1.3 million for the same period in 2001, reflecting the payoff of the GATX and Barclays Bank facilities upon the close of the Nextel transaction in early February, 2002.

Primarily, as a result of completing the Nextel transaction, Chadmoore recorded a gain of $88.6 million and a provision for federal income taxes of $8.9 million during the first quarter of 2002. In addition, Chadmoore recorded an extraordinary loss of $2.4 million resulting from the early extinguishment of the GATX facility during the first quarter of 2002.

Based on the foregoing, Chadmoore recorded net income of $69.8 million for the first quarter of 2002, as compared to a net loss of $3 million for the same period of 2001. Chadmoore has provided a valuation allowance to reserve against the applicable deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Historically, operating expenses and capital expenditures associated with the development and enhancement of Chadmoore's SMR network have more than offset operating revenues. Chadmoore has consistently used external sources of funds, primarily from equity issuances and debt financings, to fund operations, capital expenditures and other non-operating needs. For the year ended December 31, 2001, Chadmoore's auditors have included an explanatory paragraph in their opinion which notes that Chadmoore sold substantially all of its assets, filed articles of dissolution, and commenced an orderly liquidation of the business in 2002.

Available cash as of March 31, 2002 was $63.9 million as compared to $118,000 for the comparable period in 2001, as a result of the sale of licenses and assets to Nextel.

Net cash used in operating activities during the first quarter of 2002 was $17.3 million as compared to $1.9 million for the comparable period in 2001, an increase of $15.4 million or 836.3%. The increase in net cash used in operating activities is primarily attributable to the gain of $88.7 million recognized on the sale of licenses and equipment to Nextel, which was partially offset by $2.4 million in losses associated with the extinguishment of debt and the $8.1 million in federal income taxes payable as compared to the comparable period in 2001.

Net cash provided by investing activities was $129.3 million for the three months ended March 31, 2002 as compared to $36,000 during the first three months of 2001. The sale of licenses and equipment to Nextel provided proceeds to Chadmoore of $130 million, accounting for the increase in net cash provided by in investing activities.

Net cash used in financing activities was $48.2 million for the first quarter of 2002 as compared to net cash provided by financing activities of $2.0 million during the first quarter of 2001. Using proceeds from the Nextel transaction, Chadmoore paid down its long-term debt during the first quarter of 2002 in the amount of $52.7 million as compared to $2.4 million in debt payments during the first quarter of 2001. Prior to the paydown of debt, proceeds of $2.6 million were drawn under the Barclay's facility during the first quarter of 2002 as compared to $4.4 million for the comparable period in 2001.


ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2002, none of Chadmoore's long-term debt bears interest.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Pursuant to the FCC's jurisdiction over telecommunications activities, Chadmoore remains involved in limited pending matters before the FCC, which may ultimately affect Chadmoore's operations. More specifically, Chadmoore continues to hold a limited number of licenses for operation in the 800Mhz band; and, the Company will continue to take all actions before the FCC deemed necessary to ensure the continuing validity of these licenses.

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

In October, 2001, Chadmoore received a demand for arbitration from Emergency Radio Services, Inc. ("ERS") with respect to a breach of a contract claim. In its demand for arbitration, ERS argued that an agreement executed between ERS and Chadmoore in 1997 entitled it to certain radio channels in Fort Wayne, Indiana. Chadmoore attempted to reach a settlement in this matter. However, no settlement has been reached and no further settlement discussions are scheduled. Thus, arbitration is pending on this matter and it is expected that discovery will commence in the near future. The Company cannot predict the exact timetable for resolution of this matter at this time, nor can it forecast the actual outcome of this matter. However based on management's review of the complaint and conferences with outside counsel regarding this matter, the Company believes that it is not probable a substantial adverse impact on the Company will result.

A complaint was filed by Third Mobile Ltd., a Texas limited liability company and shareholder of Chadmoore, naming Chadmoore as defendant, on December 13, 2001 in the United States District Court for the District of Nevada. The complaint was served on Chadmoore on January 31, 2002. The complaint seeks monetary damages relating to certain oral misrepresentations Robert Moore or other Chadmoore representatives allegedly made to Third Mobile around January 1995 that induced Third Mobile to invest $700,000 in Chadmoore Communications, Inc. Chadmoore believes the complaint is without substantive merit, and is also likely barred by the applicable statue of limitations since it related to events that took place seven years ago in January and February of 1995. Chadmoore has filed its first response in this matter with the District Court; and, no settlement discussion are in progress. Initial discovery has commenced in this matter and on May 14, 2002 Chadmoore caused outside counsel to filed a Motion to Dismiss Third Mobile's complaint. Chadmoore cannot forecast the actual outcome of this matter, however based on management's review of the complaint and conferences with outside counsel regarding this item, the Company believes that it is not probable a substantial adverse impact on the Company will result.

The Company has been advised by Third Mobile that, in the event the Company attempts to make a distribution to its shareholders without reserving, in the opinion of Third Mobile, an amount adequate to cover its claim against the Company, Third Mobile would seek to enjoin any such distribution until an adequate reserve amount was established. Likewise, ERS has notified the Company of its demand that an adequate reserve be set. However, the Company's request that ERS document its suggested reserve amount and its rationale for its suggested reserve amount has not been answered. The Company is continuing its efforts to reach agreement with each of ERS and Third Mobile on a reasonable reserve amount. In the event the Company cannot reach such agreement by no later than May 20, 2002, it intends to apply to the arbitrator in the ERS matter, and to participate in an anticipated hearing in the District Court in the Third Mobile matter, to establish on an expedited basis a reasonable reserve amount so that Chadmoore can proceed with its initial distribution to shareholders.

ITEM 2B.  CHANGES IN SECURITES AND USE OF PROCEEDS

In connection with the filing of its Articles of Dissolution on February 22, 2002, Chadmoore instructed its transfer agent to close Chadmoore's share transfer records and to no longer recognize or record any transfers of shares of Chadmoore's common stock. In addition, Chadmoore delisted its share from the Over-the-Counter Bulletin Board.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

At a Special Meeting of Shareholders held on January 28, 2002, the following proposals were adopted by the margins indicated below. There were 45,700,172 shares of common stock entitled to vote at the meeting and a total of 27,259,516 shares were present in person or by proxy.

         1. Approval of the Agreement and Plan of Reorganization among Nextel Communications, Inc., Nextel Finance Company, and Chadmoore.

                           Shares
         In Favor          Withheld Abstained
         -------           -------          --------
         26,253,377        841,644          164,495

         2.       Approval of Chadmoore's dissolution and Plan of Liquidation.

                           Shares
         In Favor          Withheld Abstained
         -------           -------          --------
         25,997,491        994,534          266,991


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      None
(b)      Reports on Form 8-K.

Chadmoore filed a Current Report on Form 8-K on February 25, 2002, to report the closing of its asset sale to Nextel and the filing of its Articles of Dissolution.

Chadmoore also filed a Current Report on Form 8-K on April 11, 2002, setting forth in Item 5 a press release dated April 9, 2002, announcing that Chadmoore was continuing with its analysis of the appropriate reserve amounts required under Colorado law for all claims and liabilities against Chadmoore.

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

                                    Date: May 14, 2002