Form 10QSB
period 2002-06-30
CHADMOORE WIRELESS GROUP INC
filed 2002-08-14
CIK 815755

================================================================================

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

    (Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

AS OF AUGUST 13, 2002 ISSUER HAD 47,736,006 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [  ] No [X]
================================================================================
================================================================================

                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
         December 31, 2001                                                    3

         Consolidated Statements of Operations for the three and six months
         ended June 30, 2002 and 2001 (unaudited)                             4

         Consolidated Statements of Cash Flows for six months ended June 30,
         2002 and 2001 (unaudited)                                            5

         Condensed Notes to Interim Consolidated Financial Statements      6-11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         PLAN OF OPERATIONS                                               11-13

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   14

ITEM 2B.  CHANGES IN SECURITIES AND USE OF PROCEEDS                          15

ITEM 6.- EXHIBITS AND REPORTS ON FORM 8-K                                    15

SIGNATURES                                                                   16

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 2002 and December 31, 2001
                    (amounts in thousands, except share data)
                                                                                 June 30,        December 31,
                                                                                   2002              2001
                                                                               (Unaudited)
                                                                              ---------------   ----------------
                                     ASSETS
    Current assets:
          Cash                                                                     $ 59,222           $    118
          Cash-restricted                                                             2,885                -
          Accounts receivable, net                                                      280                515
          Other receivables, net                                                      1,116                 33
          Inventory                                                                      22                 40
          Other current assets                                                          317                 43
          Assets held for sale                                                         -                43,821
                                                                              ---------------   ----------------
                   Total current assets                                              63,842             44,570

    Property and equipment, net                                                         501                815
    Intangible assets, net                                                              183                332
    Other non-current assets, net                                                       281              2,141
                                                                              ---------------   ----------------
                                                                                   $ 64,807           $ 47,858
                                                                              ===============   ================

                    LIABILITIES, REDEEMABLE PREFERRED STOCK
                            AND SHAREHOLDERS' EQUITY

    Current liabilities:
          Current maturities of long-term debt                                     $  4,972           $ 53,365
          Accounts payable and accrued liabilities                                      819              6,326
          Federal income taxes payable                                                3,926               -
          Unearned revenue                                                               41                290
          Other current liabilities                                                      10                  9
                                                                              ---------------   ----------------
                   Total current liabilities                                          9,768             59,990
    Long-term debt                                                                    1,320              2,395
                                                                              ---------------   ----------------
                   Total liabilities                                                 11,088             62,385

    Minority interests                                                                  737              1,147

    Commitments and contingencies Redeemable preferred stock:
          Series C, 4% cumulative, 10,119,614 shares issued and
             outstanding                                                              3,695              3,122
    Shareholders' equity/(deficit):
          Preferred stock, $.001 par value, authorized 40,000,000 shares               -                  -
          Common stock, $.001 par value, authorized 100,000,000 shares,
             47,736,006 and 45,700,172 shares issued and outstanding,
             respectively                                                                46                 46
          Additional paid-in capital                                                 67,600             68,658
          Deficit                                                                   (18,359)           (87,500)
                                                                              ---------------   ----------------

                   Total shareholders' equity/(deficit)                              49,287            (18,796)
                                                                              ---------------   ----------------
                   Total liabilities, minority interests, redeemable
                   preferred    stock and shareholders' equity                     $ 64,807           $ 47,858
                                                                              ===============   ================

See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
             (amounts in thousands, except share and per share data)

                                                          For the Three Months Ended  For the Six Months Ended
                                                             June 30       June 30      June 30       June 30
                                                               2002         2001          2002          2001
                                                            _________    __________    _________     _________
Revenues:
        Service revenue                                           $197        $1.243     $    665      $  2,718
        Equipment sales and maintenance                              1            23           18            43
                                                            -----------  ------------  -----------   -----------
           Total revenues                                          198          1266          683          2761
                                                            -----------  ------------  -----------   -----------
Cost of sales:
        Cost of service revenue                                     50           553        310           1.109
        Cost of equipment sales and maintenance                      1             9         18              15
                                                            -----------  ------------  -----------   -----------
           Total cost of sales                                      51           562        328           1,124
                                                            -----------  ------------  -----------   -----------
Gross margin                                                       147           704        355           1,637
                                                            -----------  ------------  -----------   -----------
Operating expenses:
        Selling, general and administrative                      1.068         1,831        8,862         3,795
        Depreciation and amortization                               54           599          409         1,199
                                                            -----------  ------------  -----------   -----------
           Total operating expenses                              1,122         2,430        9,271         4,994
                                                            -----------  ------------  -----------   -----------
Loss from operations                                            ( 975)       (1,726)      (8,916)       (3,357)
                                                            -----------  ------------  -----------   -----------
Other income (expense):
        Minority interest in earnings                             (27)          (59)         (59)         (128)
        Interest expense, net                                     198        (1,353)      (  327)       (2,682)
        Gain on sale of licenses and equipment
        and other                                                  104          ( 8)       88,833          ( 1)
                                                            -----------  ------------  -----------   -----------
                                                                   275         1,140       88,937       (2,811)
                                                            -----------  ------------  -----------   -----------
Income (loss) before income taxes and extraordinary item         (700)       (3,146)       79,635      ( 6,168)
Provision for income taxes                                          -             -      (  8,931)           -
                                                            -----------  ------------  -----------   -----------
Income (loss) before extraordinary item                          (700)       (3.146)       71,509       (6.168)
Loss on debt extinguishment, net of income tax benefit of $805      -             -      (  1,563)           -
                                                            -----------  ------------  -----------   -----------
Net income (loss)                                                (700)       (3,146)       69,141       (6,168)
Redeemable preferred stock dividend and accretion                (343)      (   265)   (     230)      (   427)
                                                            -----------  ------------  -----------   -----------
Income (loss) applicable to common shareholders              $ (1,043)     $ (3,411)     $ 69,911     $ (6,595)
                                                            ===========  ============  ===========   ===========
Income (loss) per share of Common Stock:
         Income (loss) before extraordinary item               $(0.01)       $(0.06)    $    1.29    $   (0.12)
         Loss on debt extinguishment                                -             -     $   (0.03)           -
                                                            -----------  ------------  -----------   -----------
Income (loss) applicable to common shareholders                $(0.01)       $(0.06)    $    1.26    $   (0.12)
                                                            ===========  ============  ===========   ===========
Income (loss) per share of Common Stock assuming dilution:
         Income (loss) before extraordinary item               $(0.01)       $(0.06)    $    1.19    $   (0.12)
         Loss on debt extinguishment:                               -             -         (0.03)           -
                                                            -----------  ------------  -----------   -----------
Income (loss) applicable to common shares                      $(0.01)       $(0.06)    $    1.16    $   (0.12)
                                                            ===========  ============  ===========   ===========
Basic weighted average shares outstanding                   56,598,408    52,935,157   54,978,738    52,935,157
                                                            ===========  ============  ===========   ===========
Diluted weighted average shares outstanding                 59,874,286    52,935,157   59,779,982    52,935,157
                                                            ===========  ============  ===========   ===========

See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2002 and 2001
                             (amounts in thousands)

                                                                                  June 30,            June 30,
                                                                                   2002                2001
                                                                              ----------------    ----------------
Cash flows from operating activities:
     Net income (loss)                                                            $  69,141            $ (6,168)
     Adjustments to reconcile net loss to net cash used in
        Operating activities:
             Minority interest                                                           59                 128
             Depreciation and amortization                                              409               1,199
             Gain on sale of licenses and equipment                                 (88,623)                 30
             Amortization of debt discount and issuance cost
                                                                                         364                 616
             Gain on settlement of litigation                                           220                  -
             Loss on extinguishment of debt                                           2,369                  -
             Change in operating assets and liabilities:
                  Increase (decrease) in accounts receivable
                       and other receivables                                           (847)                255
                  Increase in restricted cash                                        (2,885)                 -
                  Decrease in inventory                                                  18                  4
                  Increase in deposits and prepaids                                    (255)                 -
                  Decrease in unearned revenues                                        (249)               (181)
                  Increase in federal income taxes payable                            3.926                  -
                  Decrease   (increase)  in  accounts   payable  and  accrued
                  liabilities                                                        (5,506)              (170)
                                                                              ----------------    ----------------
Net cash used in operating activities                                               (21,859)             (4,312)
                                                                              ----------------    ----------------

Cash flows from investing activities:
     Purchase of license options                                                        (31)               (240)
     Purchases of FF&E                                                                   (1)                 (4)
     Proceeds from sale of licenses and equipment                                   130,180                 389
     Termination of partnerships                                                       (518)                 -
     Change in other assets                                                            (282)                 -
                                                                              ----------------    ----------------
Net cash provided by investing activities                                           129,348                 145
                                                                              ----------------    ----------------

Cash flows from financing activities:
     Exercise of warrants                                                                59                  -
     Equity issuance cost                                                              (544)                 -
     Payments of minority interests                                                    (479)                (99)
     Payments of long-term debt                                                     (52,871)             (3,190)
     Reimbursement of interest/fees on Barclays facility                              2,877                  -
     Proceeds from issuance of long-term debt                                         2,573               8,708
                                                                              ----------------    ----------------
Net cash (used in) provided by financing activities                                 (48,385)              5,419
                                                                              ----------------    ----------------

Net increase in cash                                                                 59,104               1,252
Cash at beginning of period                                                             118                 108
                                                                              ----------------    ----------------

Cash at end of period                                                             $  59,222          $    1,360
                                                                              ================    ================

See Note 7 for supplemental disclosure on non-cash investing and financing activities. See accompanying condensed notes to unaudited interim consolidated financial statements.

                CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
     Condensed Notes to Unaudited Interim Consolidated Financial Statements
                                  June 30, 2002


NOTE 1 - BASIS OF PRESENTATION

The interim financial statements for the three and six months ended June 30, 2002 and June 30, 2001 have been prepared without review by an independent public accountant. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Form 10-KSB filed for the fiscal year ended December 31, 2001.

The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - DESCRIPTION OF BUSINESS

On February 8, 2002, Chadmoore closed on its sale of substantially all of its assets to Nextel Communications, Inc. ("Nextel") for $130 million in cash. The sale resulted in a gain of about $88.6 million. Net proceeds to Chadmoore from the sale were approximately $103 million after the payoff of the indebtedness owing to Barclay's. Chadmoore also was required to satisfy the outstanding indebtedness of its secured creditor, GATX Capital, in the amount of approximately $21.6 million.

On February 22, 2002, Chadmoore filed its articles of dissolution under Colorado law, closed its stock transfer record books, delisted its shares from the Nasdaq over-the-counter bulletin board, and began an orderly wind-up of its business operations. The principal initial activity of Chadmoore in the dissolution was determining, with assistance of its tax and litigation counsel, the amount of assets reasonably sufficient under Colorado law to be set aside to cover all known, contingent, unliquidated and unknown claims of creditors, including the estimated expenses of the dissolution and liquidation. In July 2002, Chadmoore completed the analysis of all of its liabilities, and on July 12, 2002, Chadmoore mailed its initial distribution of cash to its shareholders of record in the aggregate amount of $22.7 million, or about $.3323 per share. Additional distribution payments to Chadmoore's shareholders will be made if and when matters for which reserve amounts have been set aside are resolved thereby allowing any excess in the reserve to be paid to shareholders. Chadmoore's current reserve for known, contingent, and unknown liabilities is about $29.7 million. Absent any substantial unforeseen additional liabilities, the total distribution per share over the liquidation period is expected to be at least $.57 per share as previously disclosed in the Company's proxy statement filed in connection with the sale of its assets to Nextel. See "Risk Factors" set forth in 2001 10-KSB.

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

INTANGIBLE ASSETS


Intangible assets consist of FCC licenses which are recorded at cost and are authorized focus by the Federal Communications Commission ("FCC") and allow the use of certain communications frequencies. FCC licenses have a primary term of either five or ten years and are renewable for additional five-year or ten-year periods for a nominal FCC processing fee. FCC licenses are amortized using the straight-line method over 20 years and FCC renewal fees are amortized using the straight-line method over 5 years. Chadmoore evaluates the recoverability of FCC licenses by determining whether the unamortized balance of this asset is expected to be recovered over its remaining life through projected undiscounted operating cash flows.

CASH RESTRICTED


In order to motivate and incentivize some members of Chadmoore's management and some non-management directors of Chadmoore to work towards the completion of the asset sale and to manage the subsequent dissolution and liquidation of Chadmoore, Chadmoore cancelled some outstanding options held by such persons, in lieu of which Chadmoore determined to make cash payments upon the closing of the asset sale in the aggregate amount of about $3.0 million. The stay-put cash payments are being held in escrow until the earlier of a recipient's termination without cause and six months following the closing, but subject to forfeiture in the event the recipient voluntarily leaves Chadmoore or is terminated for cause within six months after the closing date of the asset sale. As of June 30, 2002, $2.9 million remained held in escrow.

NOTE 4 - MANAGEMENT PLANS

Chadmoore is continuing to wind up its affairs as quickly and as efficiently as possible in order to maximize the liquidating distributions to all shareholders. The Company is trying to minimize the length of time necessary to resolve or satisfy its known liabilities while also minimizing the risks to shareholders and conserving corporate assets.

On May 14, 2002, with the assistance of tax counsel, Chadmoore completed its analysis of its usable historical net operating losses and its federal and state tax liabilities as a result of the cash sale of its assets. Shortly thereafter and as discussed below under "Item 1. Legal Proceedings." Chadmoore, with assistance of litigation counsel, established a reasonable reserve amount for the two pending litigation matters involving ERS and Third Mobile. On July 12, 2002, Chadmoore mailed its initial distribution of cash to its shareholders of record in the aggregate amount of $22.7 million, or about $.3323 per share. The remaining reserve for known, contingent, and unknown liabilities is about $29.7 million. Reserve amounts remaining after the resolution of particular matters for which reserve amounts have been established will be distributed to shareholders as soon as practicable.

Chadmoore has recently completed the sale of two of its remaining seven partner markets, selling its interest for $125,000 and $148,500, respectively. Chadmoore is continuing its efforts to liquidate its interest in the other five partner markets, and all remaining claims of Goodman/Chan licensees (about 500 license claims) remain to be settled.

In order to reduce liquidation costs, Chadmoore's staff has been reduced to four remaining officers who will handle all remaining liquidation issues.

NOTE 5 - DEBT

Prior to the asset sale, Chadmoore had a loan facility with GATX Capital Corporation ("GATX'), secured by all of Chadmoore's assets. On February 8, 2002, the loan facility was repaid in full in the aggregate amount of $21,643,507.


NOTE 6 - EQUITY TRANSACTIONS

During the first six months of 2002, 2,035,834 shares of common stock were issued as a result of the exercise of warrants done in contemplation of the dissolution of Chadmoore and the closing of its stock transfer pool. Warrant prices ranged between $0.01 and $0.2375 per share.

During the first six months of 2001, Chadmoore did not have any equity transactions.

NOTE 7 - NON CASH ACTIVITIES

During the six months ended June 30, 2001, Chadmoore had the following non-cash and investing and financing activities (1) the director's and officer's insurance policy premium of $57,000 was financed over a three month period and the expense was amortized over twelve months, (2) the Memphis land, building and furniture were sold with $162,000 of the proceeds being reserved into an escrow account, (3) the general insurance premium of $36,188 was financed over nine months with the expense being amortized over twelve months, (4) $63,172 of debt was incurred for the purchase of FCC licenses and/or license options, (5) $15,000 in receivables was offset against partnership interests, and (6) $1 million in additional fees were accrued as a result of the GATX amendment (see
Note 5 - Debt).

For the quarter ended June 30, 2002 and 2001, Chadmoore paid $4.2 million and $0, respectively, for federal income taxes. During the three months ended June 30, 2002 and 2001, Chadmoore paid $0 and $1.1 million, respectively, for interest.


NOTE 8- PURCHASE COMMITMENT

In October 1996, Chadmoore signed a purchase agreement with Motorola to purchase about $10 million of Motorola radio communications equipment. Chadmoore did not purchase the required amount of radio equipment and therefore recorded a liability to reimburse Motorola for previous discounts of about $331,000. In February 2002, Chadmoore repaid the discounts as part of its liquidation process.


NOTE 9- RELATED PARTY TRANSACTIONS

Recovery Equity Investors II, L.P. ("Recovery") beneficially owns about 41.6% of the shares of Chadmoore common stock on a fully diluted basis. Jeffery A. Lipkin and Joseph J. Finn-Egan, managing partners for Recovery, served as directors of Chadmoore until May 1, 2002 when they resigned.

On May 1, 1998, Chadmoore and Recovery had entered into a five-year advisory agreement under which Chadmoore was required to pay an annual consulting fee of $312,500 to Recovery, subject to certain adjustments Following the close of the asset sale, Chadmoore paid Recovery all accrued and unpaid fees due under the advisory agreement in the amount of about $338,500. In addition, Chadmoore agreed to pay Recovery an additional $364,600 in fees under the advisory agreement, plus $200,000 for legal expenses incurred by Recovery in connection with the asset sale for work which benefited the estate.

Chadmoore also entered into a restated letter agreement with Recovery, dated as of November 16, 2001, and amended as of December 12, 2001, in order to secure Recovery's voting support of the asset sale and to resolve various issues arising out of the investment agreement, dated as of May 1, 1998, between Chadmoore and Recovery, and two warrants held by Recovery. The warrants are subject to complex adjustment provisions with respect to the number of shares obtainable under the warrants and the exercise price for such shares. Pursuant to the restated letter agreement, Chadmoore agreed that Recovery would receive the amount of cash it would have received had it exercised one of its two warrants by using the stated value of its shares of Series C preferred stock, plus accrued dividends, to pay the warrant exercise price. Because the stated value of the Series C preferred stock plus accrued and unpaid dividends was about $4.7 million as of May 31, 2002, and the warrant exercise price as adjusted was about $3.9 million. Recovery was paid $753,000 on July 12, 2002. In addition, Chadmoore agreed to permit Recovery to exchange for cash its second warrant for about 8.9 million shares of Chadmoore common stock at an exercise price of $0.001 per share on a deemed net exercise basis. The cash will be equal to the cash that Recovery would have received if it had exercised the warrant it is exchanging on a net exercise basis and received shares of Chadmoore common stock.

Because the asset sale did not qualify as a tax-free reorganization, Chadmoore also agreed to pay Recovery $543,700 in cash following the closing as a "make-whole" payment for its consent to the deemed net exercise of all outstanding options to acquire shares of Chadmoore common stock and the resulting reduction in shares of Chadmoore common stock issuable under the two warrants held by Recovery.


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

In October, 2001, Chadmoore received a demand for arbitration from Emergency Radio Services, Inc. ("ERS") with respect to a breach of a contract claim. In its demand for arbitration, ERS argued that an agreement executed between ERS and Chadmoore in 1997 entitled it to certain radio channels in Fort Wayne, Indiana. Arbitration is now pending on this matter. The Company cannot predict the exact timetable for resolution of this matter at this time, nor can it forecast the actual outcome of this matter. In the interim, based upon the size of ERS's demand, the Chadmoore's board of directors has reserved $5.65 million for this matter. However, management currently is involved in negotiations whereby this matter would be settled. Management remains hopeful that a favorable settlement of this matter will be reached in the immediate future, as the parties tentatively have agreed to settlement terms which are, at present, being finalized in a written settlement agreement proposal. Should a settlement be finalized and required FCC approval be obtained, Chadmoore expects to follow up with an additional shareholder distribution of cash remaining from the reserve held back in connection with this matter.

A complaint was filed by Third Mobile Ltd., a Texas limited liability company and shareholder of Chadmoore, naming Chadmoore as defendant, on December 13, 2001 in the United States District Court for the District of Nevada. The complaint was served on Chadmoore on January 31, 2002. The complaint seeks monetary damages relating to certain oral representations Robert Moore or other Chadmoore representatives allegedly made to Third Mobile around January 1995 that induced Third Mobile to invest $700,000 in Chadmoore Communications, Inc. Chadmoore believes the complaint is without substantive merit, and is also likely barred by the applicable statue of limitations since it related to events that took place seven years ago in January and February of 1995. Chadmoore has filed its first response in this matter with the District Court; and, no settlement discussions are in progress. Initial discovery has commenced in this matter and on May 14, 2002 Chadmoore caused outside counsel to file a Motion to Dismiss Third Mobile's complaint. At this time, the Motion remains pending before the Court. Chadmoore cannot forecast the actual outcome of this matter, however based on management's review of the complaint and conferences with outside counsel regarding this item, the Company believes that it is not probable a substantial adverse impact on the Company will result. Pending the outcome of this proceeding and based on written demands from Third Mobile, Chadmoore has reserved $3.75 million in cash in connection with this matter.

NOTE 11-SUBSEQUENT EVENTS

On August 8, 2002, six months subsequent to the closing of the asset sale with Nextel and as described in the Company's proxy statement, Chadmoore paid stay-put cash payments to members of management and the three non-management directors of Chadmoore. The stay-put cash payments totaled $2.9 million less amounts withheld for tax purposes.


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


PLAN OF OPERATIONS FOR DISSOLUTION

Chadmoore is continuing to wind up its affairs as quickly and as efficiently as possible in order to maximize the liquidating distributions to all shareholders. The Company will try to minimize the length of time necessary to resolve or satisfy its known liabilities while also minimizing the risks to shareholders conserving corporate assets.

On May 14, 2002, with the assistance of tax counsel, Chadmoore completed its analysis of its usable historical net operating losses and its federal and state tax liabilities as a result of the cash sale of its assets. Shortly thereafter and as discussed below under "Item 1. Legal Proceedings", Chadmoore, with assistance of litigation counsel, established a reasonable reserve amount for the two pending litigation matters involving ERS and Third Mobile. On July 12, 2002, Chadmoore mailed its initial distribution of cash to its shareholders of record in the aggregate amount of $22.7 million, or about $.3323 per share. The remaining reserve for known, contingent, and unknown liabilities is about $29.7 million. Reserve amounts remaining after the resolution of particular matters for which reserve amounts have been established will be distributed to shareholders as soon as practicable. See "Risk Factors" set forth in 2001 10-KSB.

Chadmoore has recently completed the sale of two of its remaining seven partner markets, selling its interest for $125,000 and $148,500, respectively. Chadmoore is continuing in its efforts to liquidate its interest in the other five partner markets, and all remaining claims of Goodman/Chan licensees ( about 500 license claims) remain to be settled.

In order to reduce liquidation costs, Chadmoore's staff has been reduced to four remaining officers who will handle all remaining liquidation issues.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

On February 8, 2002, Chadmoore closed its sale of substantially all of its assets to Nextel Communications, Inc. ("Nextel") for $130 million in cash, resulting in a gain of about $88.6 million. As a result, Chadmoore ceased operations, except for those limited markets where it has partnership agreements still in effect, and has moved forward on the plan of dissolution. Operations for the first six months of 2002 were significantly affected by the asset sale to Nextel as evidenced by the following discussion of operational results.

Total revenues for the second quarter of 2002 were $198,000 compared to $1.3 million for the same period in 2001, a decrease of $1.1 million or 84.6%. Year-to-date revenues for 2002 and 2001 were $683,000 and $2.8 million, respectively, a decrease of $2.1 million or $75.3%. Service revenues decreased to $197,000 compared to $1.2 million, a decrease of $1 million or 83.3% for the quarter ended June 30, 2002 compared to the same period in 2001. For the six-month period ended June 30, 2002, service revenues were $665,000, a decrease of $2.1 million or 75.5% when compared to service revenues of $2.7 million for the same period in 2001. Equipment sales and maintenance revenues for the second quarter of 2001 were $1,000 compared to $23,000 in 2001, a decrease of $22,000 or 95.7%. For the first six months of 2002 as compared to the same period in 2001, equipment sales and maintenance revenues were down $25,000 or 58.1% to $18,000 from $43,000.

Cost of service revenues for the three months ended June 30, 2002 was $50,000 compared to $553,000 for the same period in 2001, a decrease of $503,000 or 91%. For the six months ended June 30, 2002, these costs were $310,000 and $1.1 million, respectively, a decrease of $799,000 or 72%. Cost of equipment sales and maintenance revenue was $1,000 for the three months ended June 30, 2002 compared to $23,000 for the same period in 2001. For the six months ended June 30, 2002 and 2001, their costs were $18,000 and $15,000, respectively, an increase of $3,000 or 20%.

Gross margin for the second quarter of 2002 was 74.6% as compared to 55.6% for the second quarter of 2001. For the six months ended June 30, 2002, the gross margin was 52% compared to 59.3% for the same period in the prior year.

Selling general and administrative expenses decreased to $1.1 million for the three months ended June 30, 2002 compared to $1.8 million for the same period in 2001, a decrease of $763,000 or 41.7%. Salaries, wages, and benefit expenses (a component of selling, general, and administrative expenses) decreased to $266,000 for the three months ended June 30, 2002, compared to $597,000 for the three month ended June 30, 2001, a decrease of $331,000 or 55.4%. Excluding salaries, wages, and benefits, other selling, general, and administrative expenses decreased $432,000 or 65% compared to the prior year. For the six months ended June 30, 2002, selling, general, and administrative expenses were $8.9 million compared to $3.8 million for the same period in 2001, an increase of $5.1 million or 134.2%. Salaries, wages and benefit expenses increased to $5.6 million for the six months ended June 30, 2002, compared to $1.2 million for the six months ended June 20, 2001, an increase of $4.4 million or $366.7%. The increase in selling, general and administrative expenses and salaries, wages, and benefit expenses are directly related to expenses, primarily accounting and legal fees, and payment of employee revenue and termination of employment agreements pursuant to provisions in the agreements, as a result of the sale of assets to Nextel.

Deprecation and amortization expenses decreased to $54,000 for the first quarter of 2002 as compared to $599,000 or 90.1%. For the six months ended June 30, 2002, depreciation and amortization expense was $409,000 compared to $1.2 million for the same period of 2001, a decrease of $790,000 or 65.9%. The decreases reflect the sale of substantially all of Chadmoore's assets to Nextel in early February 2002.

For the quarter ended June 30, 2002, Chadmoore recorded interest income of $198,000 compared to interest expense, net of interest income, of $1.4 million for the same period in 2001, a change of $1.6 million or 114.6%. For the six month period ended June 30, 2002, interest expense, not of interest income, was $327,000 as compared to $2.7 million for the first six months of 2001, a decrease of $2.4 million or 87.7%, reflecting the payoff of the GATX and Barclays Bank facilities upon the close of the Nextel transaction in early February 2002.

Primarily as a result of completing the Nextel transaction, Chadmoore recorded a gain of $88.6 million and federal income tax expense of $8.9 million. In addition, Chadmoore recorded an extraordinary loss of $2.4 million resulting from the early extinguishment of the GATX facility during the first quarter of 2002.

For the second quarter of 2002, Chadmoore recorded a net loss of $700,000 as compared to a net loss of $3.1 million for the same period in 2001, a decrease of $2.4 million or 77.7%. For the six months ended June 30, 2002, net income was $69.1 million compared to a net loss of $6.2 million for the comparable period of 2001. Chadmoore has provided a valuation allowance to reserve against the applicable deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Historically, operating expenses and capital expenditures associated with the development and enhancement of Chadmoore's SMR network have more than offset operating revenues. Chadmoore has consistently used external sources of funds, primarily from equity issuances and debt financings, to fund operations, capital expenditures and other non-operating needs. For the year ended December 31, 2001, Chadmoore's auditors included an explanatory paragraph in their opinion which notes that Chadmoore sold substantially all of its assets, filed articles of dissolution, and commenced an orderly liquidation of the business in 2002.

Available cash as of June 30, 2002 was $59.2 million as compared to $1.4 million for the comparable period in 2001, as a result of the sale of licenses and assets to Nextel.

Net cash used in operating activities during the first six months of 2002 was $21.9 million as compared to $4.3 million for the comparable period in 2001, an increase of $17.6 million or 409.3%. The increase in net cash used in operating activities is primarily attributable to the gain of $88.6 million recognized on the sale of licenses and equipment to Nextel, which was partially offset by $2.4 million in losses associated with the extinguishment of debt and the $3.9 million in federal income taxes payable as compared to the comparable period in 2001.

Net cash provided by investing activities was $129.3 million for the six months ended June 30, 2002 as compared to $145,800 during the first six months of 2001. The sale of licenses and equipment to Nextel provided proceeds to Chadmoore of $130 million, accounting for the increase in net cash provided by investing activities.

Net cash used in financing activities was $48.4 million for the first six months of 2002 as compared to net cash provided by financing activities of $5.4 million during the comparable period of 2001. Using proceeds from the Nextel transaction, Chadmoore paid down its long-term debt during the first six months of 2002 in the amount of $52.9 million as compared to $3.2 million in debt payments during the first six months of 2001. Prior to the pay down of debt, proceeds of $2.6 million were drawn under the Barclay's facility during the first six months of 2002 as compared to $8.7 million for the comparable period in 2001.

ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2002, none of Chadmoore's long-term debt bears interest.

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

In October, 2001, Chadmoore received a demand for arbitration from Emergency Radio Services, Inc. ("ERS") with respect to a breach of a contract claim. In its demand for arbitration, ERS argued that an agreement executed between ERS and Chadmoore in 1997 entitled it to certain radio channels in Fort Wayne, Indiana. Arbitration is now pending on this matter. The Company cannot predict the exact timetable for resolution of this matter at this time, nor can it forecast the actual outcome of this matter. In the interim, based upon the size of ERS's demand, the Company has reserved $5.65 million in cash for this matter. However, management currently is involved in negotiations whereby this matter would be settled. Management remains hopeful that a favorable settlement of this matter will be reached in the immediate future, as the parties tentatively have agreed to settlement terms which are, at present, being finalized in a written settlement agreement proposal. Should settlement be finalized and required FCC approval be obtained, Chadmoore expects to follow up the settlement with an additional shareholder distribution of cash remaining after settlement from the reserve held back in connection with this mater.

A complaint was filed by Third Mobile Ltd., a Texas limited liability company and shareholder of Chadmoore, naming Chadmoore as defendant, on December 13, 2001 in the United States District Court for the District of Nevada. The complaint was served on Chadmoore on January 31, 2002. The complaint seeks monetary damages relating to certain oral misrepresentations Robert Moore or other Chadmoore representatives allegedly made to Third Mobile around January 1995 that induced Third Mobile to invest $700,000 in Chadmoore Communications, Inc. Chadmoore believes the complaint is without substantive merit, and is also likely barred by the applicable statue of limitations since it related to events that took place seven years ago in January and February of 1995. Chadmoore has filed its first response in this matter with the District Court; and, no settlement discussions are in progress. Initial discovery has commenced in this matter and on May 14, 2002 Chadmoore caused outside counsel to file a Motion to Dismiss Third Mobile's complaint. At this time, the Motion remains pending before the Court. Chadmoore cannot forecast the actual outcome of this matter, however based on management's review of the complaint and conferences with outside counsel regarding this item, the Company believes that it is not probable a substantial adverse impact on the Company will result. Pending the outcome of this proceeding and based on written demands from Third Mobile, Chadmoore has reserved $3.75 million in cash in connection with this matter.

ITEM 2.  CHANGES IN SECURITES AND USE OF PROCEEDS

In connection with the filing of its Articles of Dissolution on February 22, 2002, Chadmoore instructed its transfer agent to close Chadmoore's share transfer records and to no longer recognize or record any transfers of shares of Chadmoore's common stock. In addition, Chadmoore delisted its share from the NASDAQ.


 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      None
(b)      Reports on Form 8-K.

Chadmoore filed a Current Report on Form 8-K on July 17, 2002 to report that Chadmoore has completed its initial distribution of cash to its shareholders in the aggregate amount of $22.7 million, or $.3323 per share.

Chadmoore also filed a Current Report on Form 8-K on August 8, 2002, announcing the effective resignation of Arthur Andersen LLP as its independent auditors as a result of the winding-down of Andersen's business and its resultant inability to perform audit services. The Company has yet not retained replacement auditors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Chadmoore Wireless Group, Inc.

                                     By: /s/ STEPHEN K. RADUSCH
                                        ------------------------
                                         Stephen K. Radusch
                                         Chief Financial and Accounting Officer

                                     Date: May 14, 2002