Form 10QSB
period 2002-09-30
CHADMOORE WIRELESS GROUP INC
filed 2003-03-31
CIK 815755

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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

            2458 EAST RUSSELL ROAD, SUITE B, LAS VEGAS, NEVADA 89120
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 740-5633
                                 --------------
                           (Issuer's telephone number)


            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [ ] No [X ]

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

AS OF MARCH 17, 2003 ISSUER HAD 47,736,006 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [  ] No [X]
================================================================================

================================================================================

                                      INDEX
       PART I - FINANCIAL INFORMATION                                                                       PAGE

       ITEM 1.  FINANCIAL STATEMENTS

                Consolidated Statement of Net Assets in Liquidation as of
                  September 30, 2002                                                                          4

                Consolidated Balance Sheet (Going Concern Basis) as of December
                  31, 2001                                                                                    5

                Consolidated Statement of Changes in Net Assets in Liquidation
                  for the Three Months Ended September 30, 2002 and the period
                  January 29, 2002 through September 30, 2002                                                 7

                Consolidated Statements of Operations (Going Concern Basis) for
                  the 28 Days Ended January 28, 2002, Three Months Ended
                  September 30, 2001, and Nine Months Ended September 30, 2001                                8

                Consolidated Statements of Cash Flows for the 28 Days Ended
                  January 28, 2002 and Nine Months Ended September 30, 2001                                   9

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF LIQUIDATION         15-16

       ITEM 3.  CONTROLS AND PROCEDURES
                                                                                                              17

       PART II - OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS                                                                             17

       ITEM 2B.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                    19

       ITEM 6. -EXHIBITS AND REPORTS ON FORM 8-K                                                              19

       SIGNATURES                                                                                             20

       CERTIFICATIONS

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
          Unaudited Consolidated Statement of Net Assets in Liquidation
                            as of September 30, 2002
                             (amounts in thousands)



    ESTIMATED VALUES OF ASSETS OF THE COMPANY

      Assets held for sale                              $  519
      Cash and cash equivalents                         33,584
      Accounts receivable, net                             252
      Other receivables, net                               908
      Other assets, net                                    831
      Estimated value of partnership interest              876
      Estimated future interest income                   1,070
                                                   -------------
                   Total estimated assets               38,040
                                                   =============

    ESTIMATED LIABILITIES OF THE COMPANY

      Notes payable                                      5,771
      Accounts payable and accrued liabilities           1,186
      Federal income taxes payable                       1,826
      Unearned revenue and accrued liabilities              21
                                                   -------------
                   Total estimated liabilities           8,804
                                                   -------------

    ESTIMATED FUTURE OPERATING COSTS and
    SETTLEMENT RESERVES DURING LIQUIDATION
      PERIOD                                            13,611
                                                   -------------

    Net assets in liquidation                        $  15,625
                                                   =============

See accompanying notes to consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                Consolidated Balance Sheet (Going Concern Basis)
                                December 31, 2001
                             (amounts in thousands)

    ASSETS
    Current assets:
      Cash                                                                          $   118
      Accounts receivable, net                                                          515
      Other receivables, net                                                             33
      Inventory                                                                          40
      Other current assets                                                               43
      Assets held for sale                                                           43,821
                                                                              ---------------
                   Total current assets                                              44,570

    Property and equipment, net                                                         815
    Intangible assets, net                                                              332
    Other non-current assets, net                                                     2,141
                                                                              ---------------
                                                                                   $ 47,858
                                                                              ===============

    LIABILITIES, MINORITY INTERESTS, REDEEMABLE
                    PREFERRED STOCK
                AND SHAREHOLDERS' EQUITY

    Current liabilities:
      Current maturities of long-term debt                                         $ 53,365
      Accounts payable and accrued liabilities                                        6,326
      Unearned revenue                                                                  290
      Other current liabilities                                                           9
                                                                              ---------------
                   Total current liabilities                                         59,990
    Long-term debt                                                                    2,395
                                                                              ---------------
                   Total liabilities                                                 62,385

    Minority Interests                                                                1,147

    Commitments and contingencies
    Redeemable preferred stock:
       Series C, 4% cumulative, 10,119,614 shares issued
          and outstanding                                                             3,122
    Shareholders' equity/(deficit):
       Preferred stock, $.001 par value, authorized 40,000,000
         shares                                                                           -
       Common stock, $.001 par value, authorized 100,000,000


         shares, 45,700,172 shares issued and outstanding                                46
    Additional paid-in capital                                                       68,658
    Accumulated deficit                                                             (87,500)
                                                                              ---------------

                   Total shareholders' deficit                                      (18,796)
                                                                              ---------------
                   Total liabilities, minority interests, redeemable
                                preferred stock and shareholders' equity        $    47,858
                                                                              ===============

See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
    Unaudited Consolidated Statement of Changes in Net Assets in Liquidation
              For the Three Months Ended September 30, 2002 and the
               Period January 29, 2002 through September 30, 2002
                             (amounts in thousands)
                                                                             Three Months                The Period
                                                                                Ended              January 29, 2002 through
                                                                          September 30, 2002          September 30, 2002
                                                                         --------------------      ---------------------
    Accumulated deficit, January 28, 2002                                                          $            (20,034)


    Adjust assets and liabilities to estimated fair value                                                        56,995

    Estimated net assets in liquidation as of
      June 30, 2002 and January 28, 2002, respectively                           $    36,462                     36,961

    Net (loss)  from operations during liquidation                                       136                        271
    Settlement of litigation                                                             -                         (264)
    Adjustment for minority interests                                                   (221)                      (649)
    Adjustment for net exercise of warrants                                            2,942                      3,000
    Change in estimate of future operating costs
          and settlement reserves during liquidation period                           (1,000)                    (1,000)
    Cash distribution to shareholders                                                (22,694)                   (22,694)
                                                                         ---------------------     ----------------------

    Net Assets in Liquidation                                             $           15,625       $             15,625
                                                                         =====================     ======================

See accompanying notes to consolidated financial statements.

                                  CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                       Unaudited Consolidated Statements of Operations (Going Concern Basis)
                            For the 28 Days Ended January 28, 2002, Three Months Ended
                           September 30, 2001, and Nine Months Ended September 30, 2001
                              (amounts in thousands, except share and per share data)


                                                             For the       For the        For the Nine
                                                             28 Days      3 Months           Months
                                                              Ended         Ended            Ended
                                                            Jan. 28, 02  Sept. 30, 01     Sept. 30, 01
                                                            -----------  ------------     -------------
Revenues:
        Service revenue                                        $   324     $   1,082        $    3,800
        Equipment sales and maintenance                              8            18                61
                                                            -----------  ------------     -------------
           Total revenues                                          332         1,100             3,861
                                                            -----------  ------------     -------------
Cost of sales:
        Cost of service revenue                                    182           552             1,661
        Cost of equipment sales and maintenance                      8            44                59
                                                            -----------  ------------     -------------
           Total cost of sales                                     190           596             1,720
                                                            -----------  ------------     -------------

Gross margin                                                       142           504             2,141
                                                            -----------  ------------     -------------

Operating expenses:
        Selling, general and administrative                        608         1,961             5,755
        Depreciation and amortization                              214           613             1,812
                                                            -----------  ------------     -------------
           Total operating expenses                                822         2,574             7,567
                                                            -----------  ------------     -------------
Loss from operations                                              (680)       (2,070)          (5,426)
                                                            -----------  ------------    -------------
Other income (expense):
        Minority interest in earnings                             (14)          (47)             (175)
        Interest income (expense), net                           (444)       (1,876)           (4,558)
        Gain on sale of licenses and equipment
              and other                                           (97)         ( 68)              (70)
                                                            -----------  ------------     -------------
                                                                 (555)       (1,991)           (4,803)
                                                            -----------  ------------     -------------
Net (loss)                                                     (1,235)       (4,061)          (10,229)
Redeemable preferred stock dividend and accretion                 (76)      (   193)          (   620)
                                                            -----------  ------------     -------------
Loss applicable to common shareholders                      $  (1,311)    $  (4,254)       $  (10,849)
                                                            ===========  ============     =============
Basic and Diluted loss per share of Common Stock:
Loss applicable to common shareholders                       $  (0.02)     $  (0.08)       $    (0.20)
                                                            ===========  ============     =============
Basic weighted average shares outstanding                   54,663,127    52,935,154        52,935,154
                                                            ===========  ============     =============
Diluted weighted average shares outstanding                 54,663,127    52,935,154        52,935,154
                                                            ===========  ============     =============

See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
 For the 28 Days Ended January 28, 2002 and Nine Months Ended September 30, 2001
                             (amounts in thousands)

                                                               28 Days Ended      9 Months Ended
                                                                January 28,       Sept. 30, 2001
                                                                   2002
                                                               -------------      -------------
Cash flows from operating activities:
     Net (loss)                                                $  (1,235)           $ (10,229)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
             Minority interest                                         14                 175
             Depreciation and amortization                            102               1,812
             (Gain)/loss on sale of licenses and equipment             -                   70
             Amortization of debt discount and issuance cost           97                 1,451
             Options and common stock issued for services              -                   39
             Change in operating assets and liabilities:
                  Decrease in accounts receivable
                       and other receivables                           36                 633
                  Decrease in inventory                                 8                  48
                  Decrease in deposits and prepaids                     6                  43
                  (Decrease) in unearned revenues                     (27)               (505)
                  Increase (decrease) in accounts payable and
                        accrued liabilities                          (113)                426
                                                               -------------    ----------------
Net cash used in operating activities                              (1,112)             (6,037)
                                                               -------------    ----------------

Cash flows from investing activities:
     Purchase of license options                                      (31)               (444)
     Purchases of equipment                                             -                 (20)
     Proceeds from sale of licenses and equipment                     363                 420
                                                               -------------    ----------------
Net cash provided by (used in) investing activities                   332                 (44)
                                                               -------------    ----------------

Cash flows from financing activities:
     Increase in debt issuance cost                                    -                  (21)
     Payments of minority interests                                    -                 (242)
     Payments of long-term debt                                      (191)             (3,908)
     Proceeds from issuance of long-term debt                         972              10,389
                                                               -------------    ----------------
Net cash provided by financing activities                             781               6,218
                                                               -------------    ----------------

Net increase in cash                                                    1                 137
Cash at beginning of period                                           118                 108
                                                               -------------    ----------------

Cash at end of period                                            $    119           $     245
                                                               =============    ================

See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES

     CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 1 - BASIS OF PRESENTATION

On January 28, 2002, holders of Chadmoore common stock approved the dissolution of Chadmoore and a plan of liquidation. On February 22, 2002, Chadmoore filed its articles of dissolution, closed its stock transfer record books, delisted its shares from the over-the-counter bulletin board and began an orderly wind-up of its business operations.

Chadmoore adopted the liquidation basis of accounting effective January 29, 2002, whereby assets are recorded at their estimated net realizable values, liabilities are recorded at their estimated settlement amounts and a reserve has been provided for potential claims. The valuation of assets and liabilities requires many estimates and assumptions by management and there may be substantial uncertainties in carrying out the provisions of the Plan. The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the ultimate settlement amounts of Chadmoore's liabilities and obligations, actual costs incurred in connection with carrying out the Plan including administrative costs during the liquidation period, and the time frame it takes to complete the liquidation.

The accompanying financial statements, notes and discussions should be read in conjunction with the consolidated financial statements, related notes and discussions contained in Chadmoore's annual report on Form 10-KSB for the year ended December 31, 2001.

The interim financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of such financial information on a liquidation basis have been included.

The December 31, 2001, year-end balance sheet data presented herein on a going concern basis was derived from Chadmoore's audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


NOTE 2 - LIQUIDATION PLAN CHARGES, NET

Immediately following the sale of substantially all of its assets on February 8, 2002, Chadmoore began an orderly wind-down of its operations. The actions taken at that time included the laying off of most of the remaining employees, identifying outstanding and potential liabilities and estimating the administrative and professional costs to complete the wind-up of Chadmoore's affairs. These actions resulted in a charge of $23.9 million, consisting primarily of $14.3 million in administrative and professional costs to wind-up company operations over the next five years and $9.6 million in general contingency reserves. In order to reflect the liquidation basis of accounting, Chadmoore increased the value of its net assets in liquidation by $57 million from the amount of shareholders' equity at January 28, 2002 to state its assets and liabilities at their estimated fair value.

The net increase in the value of net assets resulted from the following:

      Assets held for sale adjusted to estimated fair value          $76,912
      Estimated future interest income                                 1,719
      Expected proceeds from sale of partnerships
         net of minority interests                                     2,315
      Adjust notes payable to expected payment amount                    500
      Accrual of cumulative preferred dividends                         (574)
      Estimated future operating costs and settlement
         reserves during liquidation                                 (23,877)
                                                                     --------
                                                                     $56,995
                                                                     ========

No adjustments have been recorded for estimated operating results of the remaining partner markets due to the inherent uncertainties.


NOTE 3 - ESTIMATED VALUES OF ASSETS OF THE COMPANY

The estimated assets of Chadmoore that are set forth in the September 30, 2002 "Consolidated Statement of Net Assets in Liquidation" have been presented on the following basis:


         (a) Assets held for sale represent estimated net sales proceeds less the costs of disposal.
         (b) Cash and cash equivalents are stated at fair value. At times, cash balances held in financial institutions may be in excess of federally insured amounts.
         (c) Future interest income was estimated by management based upon future expected cash flows. Actual interest income will likely differ from management's current estimate.
         (d) The estimated value of partnership interests represent the amount of proceeds expected from the sale of the partnership interests. Actual receipt of proceeds will likely differ from management's current estimate.

Because the establishing of the estimated value of assets involve considerable judgment, it is likely that the actual outcome of the settlements will differ from management's estimates at this time, and those differences may be significant.


NOTE 4 - ESTIMATED LIABILITIES OF THE COMPANY

The estimated liabilities of Chadmoore that are set forth in the September 30, 2002 "Consolidated Statement of Net Assets in Liquidation" have been presented on the following basis:

         (a) Notes payable represent non-interest bearing amounts owed in connection with license commissions, the purchase of assets and the purchase of licenses from licensees and are recorded at their estimated settlement amount.
         (b) Accounts payable and accrued expenses include all amounts that remain unpaid for liquidation activities and remaining partnership operations.
         (c) Accrued income taxes payable at September 30, 2002 represent expected taxes on gain on the sale of net assets held for sale.

Because the establishing of the estimated value of liabilities involve considerable judgment, it is likely that the actual outcome of the settlements will differ from management's estimates at this time, and those differences may be significant.


NOTE 5 - ESTIMATED FUTURE OPERATING COSTS AND SETTLEMENT RESERVIES

The Company recorded amounts for estimated future operating costs during liquidation and settlement reserves on January 29, 2002 when the Company adopted the liquidation basis. The table presented below summarizes the estimated amounts as of the date of adoption of the liquidation basis of accounting and the actual costs that have been incurred and paid during the period from January 29, 2002 through September 30, 2002.

                                                 As of              Change in           Incurred            As of
                                             Jan. 29, 2002           Estimate           And Paid        Sept. 30, 2002
                                            -----------------    -----------------    -------------     --------------
Compensation for
   liquidation personnel                    $       10,237       $          --        $  (8,365)        $      1,872
Insurance, utilities and
   facility expenses                                   683                  --             (469)                 214
Legal, audit and other
   professional fees                                 3,304                  --           (2,432)                 872
General contingency
   reserve                                           9,653                 1,000             --               10,653
                                            -----------------    -----------------    -------------     --------------
Total estimated future
   operating costs and
   settlement reserves                      $       23,877       $         1,000      $ (11,266)         $    13,611
                                            =================    =================    =============     ==============

The general contingency reserve was established for existing and unknown contingencies. The majority of this reserve relates to contingencies involving the resolution of various federal, state and local taxation issues. Other matters covered by this reserve include existing litigation and claims, settlement of existing liabilities, and a general reserve for currently unidentified contingencies. Because the establishing of these reserves involve considerable judgment and estimation, it is likely that the actual outcome of the resolutions of these contingencies will differ from management's estimates at this time, and those differences may be significant. In addition, since the resolution of these matters will inevitably involve procedural, and probably judicial proceedings, it is likely that the resolution of the majority of these contingencies will not occur in the near term.

NOTE 6 - DIVESTITURES

Chadmoore completed during the quarter ended September 30, 2002, the sale of two of its remaining seven partner markets, selling its interest for $125,000 and $148,500, respectively. Subsequent to September 30, 2002, Chadmoore completed the sale of one additional partner market, receiving $35,000 for its interest. As part of its settlement with ERS (see "Item 1. Legal Proceedings"), Chadmoore transferred its interest in the partner market to ERS leaving three partner markets in which Chadmoore is continuing its efforts to liquidate its interest.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Pursuant to the FCC's jurisdiction over telecommunications activities, Chadmoore remains involved in limited pending matters before the FCC, which may ultimately affect Chadmoore's operations and plan of liquidation. More specifically, Chadmoore continues to hold a minimal number of licenses for operation in the 800Mhz band; and, the Company is continuing to take all actions before the FCC deemed necessary to ensure the continuing validity of these licenses.

In October, 2001, Chadmoore received a demand for arbitration from Emergency Radio Services, Inc. ("ERS") with respect to a breach of a contract claim. In its demand for arbitration, ERS argued that an agreement executed between ERS and Chadmoore in 1997 entitled it to numerous radio channels in Fort Wayne, Indiana. Based upon the scope of ERS' demand, the Company previously restricted $5.65 million of the cash balance for this matter. However, subsequent to September 30, 2002, management concluded negotiations whereby this matter was favorably settled. More particularly, the Company reached an agreement wherein ERS released Chadmoore fully from any and all claims in exchange for Chadmoore's transfer of title to ERS of five remaining channels in the Fort Wayne, Indiana market and a cash payment of $375,000. This matter was included in the general contingency reserve as of the liquidation date and September 30, 2002.

A complaint was filed by Third Mobile Limited, a Texas Limited Liability Company and shareholder of Chadmoore, naming Chadmoore as defendant, on December 13, 2001 in the United States District Court for the District of Nevada. The complaint was served on Chadmoore on January 31, 2002. The complaint seeks monetary damages relating to certain oral misrepresentations Robert Moore or other Chadmoore representatives allegedly made to Third Mobile around January 1995, that induced Third Mobile to invest $700,000 in Chadmoore Communications, Inc. Based on written demands made by Third Mobile, Chadmoore believes that the maximum amount claimed by Third Mobile is approximately $3.75 million. Chadmoore believes the complaint is without substantive merit, and is also likely barred by the applicable statute of limitations since it relates to events that allegedly took place seven years ago in January and February of 1995. Chadmoore has filed its first response in this matter with the District

Court. Moreover, initial discovery has commenced in this matter and on May 14, 2002, Chadmoore caused outside counsel to file a Motion to Dismiss Third Mobile's complaint. At this time, the Motion remains pending before the Court. In the interim, and based on Third Mobile's attempts to initiate extended discovery proceedings, Chadmoore has indicated its unwillingness to consent to a further extension of the court ordered discovery period. Moreover, Chadmoore has informed Third Mobile's counsel of its decision along with its affirmation to Third Mobile's counsel that should this matter proceed to District Court for trial, Chadmoore will seek sanctions against Third Mobile for filing what the Company believes is a frivolous complaint. Further, Chadmoore's communication noted it will request that the Court order Third Mobile to pay the Company's legal expenses in connection with this matter. Management cannot forecast the actual outcome of this matter, nor can it currently provide a timetable for when it believes the matter will be concluded. Nevertheless, based on management's review of the complaint, and recent discovery proceedings, the Company believes it is not probable a substantial adverse impact on the Company will result.

In late September, 2002, Chadmoore received a letter from Cindy Ashcroft, principal of Ashcroft ITV ("Ashcroft") seeking payment for licenses which Ashcroft purports were transferred to Chadmoore. Ashcroft requested, through its letter, a payment in excess of $4 million from Chadmoore for the subject licenses, or alternatively a further explanation from the Company as to why such a payment would not be forthcoming. Chadmoore has reviewed its files and Chadmoore management, along with outside counsel, has analyzed the matter at considerable length. Upon review of the evidence in the light most favorable to Ashcroft, Chadmoore believes that it could potentially be liable to Ashcroft for approximately $23,750 in license payments. On the other hand, the Company believes it has a valid counterclaim for approximately $89,000 against Ashcroft for interim management fees earned while the Company managed and operated Ashcroft's licensed facilities in order to keep them in compliance with FCC requirements. Thus, the Company recently so informed Ms. Ashcroft and has suggested that a direct meeting between Company management and Ms. Ashcroft and/or her representatives take place as promptly as practicable to resolve the parties' starkly differing views of the matter. At this time, management has received no reply from Ms. Ashcroft with respect to the Company's suggestion. While Chadmoore cannot forecast the ultimate outcome of this matter, based on management's review of the files and Ashcroft's request, as well as internal conferences and conferences with outside counsel regarding this matter, the Company believes that it is not probable that this matter will have a substantial adverse impact on the Company.

Electronic Maintenance Company, Inc. ("EMCO"), on December 4, 2002, filed a complaint in the 19th Judicial District Court of Louisiana against Chadmoore Wireless Group, Inc. and PTT Baton Rouge, LLC, seeking unspecified damages for what EMCO alleges was a breach of certain agreements which governed operation of a radio system jointly owned by EMCO and Chadmoore operating in Baton Rouge, Louisiana. EMCO also requested that the Court enjoin Chadmoore from further shareholder distributions, absent a set-aside for this matter. While no specific set-aside amount was specified by EMCO, in subsequent discussions with EMCO's counsel it was suggested that a hold-back should be made in the amount of $1.5 million. Chadmoore was served with EMCO's complaint on December 9, 2002. Initial attempts to obtain a realistic appraisal of EMCO's damage allegations and the underlying basis for the filing of the complaint proved unfruitful and an amicable resolution of the matter was not forthcoming. Accordingly on January 7, 2003, Chadmoore filed a Notice of Removal indicating there was diversity jurisdiction and asked that jurisdiction be taken by the United States District Court for the Middle District of Louisiana. Additionally, Chadmoore sought dismissal of the EMCO case on the grounds that the subject agreements that formed the basis of EMCO's complaint provided that disputes between the parties would be taken to an arbitrator or a mediator with arbitration and/or mediation taking place in Las Vegas, Nevada. Subsequently, EMCO filed its opposition to Chadmoore's Motion to Dismiss and Chadmoore subsequently filed its Reply. In March, 2003, EMCO filed a Motion seeking to remand asking that jurisdiction of the case be returned to the 19th Judicial District Court of Louisiana. At this time, settlement discussions continue on a sporadic basis with counsel for EMCO, but to date, no resolution of this matter has been obtained. Management believes that a decision on the jurisdictional issue may be forthcoming during the second quarter of 2003. However, at this time Chadmoore is unable to predict, with any reasonable degree of certainty, a timetable for the resolution of this matter; and because of the apparent unwillingness of EMCO to stipulate with adequate specificity the basis for its claims, or its view of the harm it believes it has incurred, management is also unable to predict with any degree of accuracy the ultimate outcome of this matter.

Chadmoore may also be subject to various legal proceedings and claims that may arise during liquidation. Chadmoore currently believes that any such proceedings and potential claims will not have a material adverse impact on Chadmoore's estimate of net assets in liquidation.


NOTE 8- RELATED PARTY TRANSACTIONS

Recovery Equity Investors II, L.P. ("Recovery") beneficially owns about 41.6% of the shares of Chadmoore common stock on a fully diluted basis. Jeffery A. Lipkin and Joseph J. Finn-Egan, managing partners for Recovery, served as directors of Chadmoore until May 1, 2002 when they resigned.

On May 1, 1998, Chadmoore and Recovery had entered into a five-year advisory agreement under which Chadmoore was required to pay an annual consulting fee of $312,500 to Recovery, subject to certain adjustments. Following the close of the asset sale on February 8, 2002, Chadmoore paid Recovery all accrued and unpaid fees due under the advisory agreement in the amount of about $338,500. In addition, Chadmoore agreed to pay Recovery an additional $364,600 in fees under the advisory agreement, plus $200,000 for legal expenses incurred by Recovery in connection with the asset sale for work which benefited Chadmoore. All of the aforementioned payments were included in the estimated future operating costs.

Chadmoore also entered into a restated letter agreement with Recovery, dated as of November 16, 2001, and amended as of December 12, 2001, in order to secure Recovery's voting support of the asset sale and to resolve various issues arising out of the investment agreement, dated as of May 1, 1998, between Chadmoore and Recovery, and two warrants held by Recovery. The warrants are subject to complex adjustment provisions with respect to the number of shares obtainable under the warrants and the exercise price for such shares. Pursuant to the restated letter agreement, Chadmoore agreed that Recovery would receive the amount of cash it would have received had it exercised one of its two warrants by using the stated value of its shares of Series C preferred stock, plus accrued dividends, to pay the warrant exercise price. Because the stated value of the Series C preferred stock plus accrued and unpaid dividends was about $4.7 million as of May 31, 2002, and the warrant exercise price as adjusted was about $3.9 million. Recovery was paid $753,000 on July 12, 2002. This anticipated amount had been included in estimated liabilities as of the liquidation date. In addition, Chadmoore agreed to permit Recovery to exchange for cash its second warrant for about 8.9 million shares of Chadmoore common stock at an exercise price of $0.001 per share on a deemed net exercise basis. Over the liquidation period, the cash to be paid to Recovery will be equal to the cash that Recovery would have received if it had exercised on a net exercise basis the warrant it is exchanging and received shares of Chadmoore common stock. As Recovery will participate in distributions of net assets on a basis equal to that of the Company's common stockholders, the effective number of common shares for determining distribution of net assets is currently 68,402,111.

Because the asset sale did not qualify as a tax-free reorganization, Chadmoore also agreed prior to closing to pay Recovery $543,700 in cash, which was included in the estimated future operating costs, following the closing as a "make-whole" payment for its consent to the deemed net exercise of all outstanding options to acquire shares of Chadmoore common stock and the resulting reduction in shares of Chadmoore common stock issuable under the two warrants held by Recovery.

In order to motivate and incentivize some members of Chadmoore's management and some non-management directors of Chadmoore to work towards the completion of the asset sale and to manage the subsequent dissolution and liquidation of Chadmoore, Chadmoore cancelled some outstanding options held by such persons, in lieu of which Chadmoore determined to make cash payments upon the closing of the asset sale. The stay-put cash payments were held in escrow and partially paid on August 8, 2002, six months following the closing with the remainder being paid on February 8, 2003. Each outside director, Gary L. Stanford, Janice H. Pellar and Mark F. Sullivan, received payment in the amount of $105,000.


NOTE 9-SUBSEQUENT EVENTS

On November 9, 2002, Chadmoore completed the sale of its interest in one of its partner markets, selling its interest for $35,000. On November 15, 2002, Chadmoore completed the transfer of its interest in one of its partner markets as part of its settlement with ERS (see "Item 1. Legal Proceedings").

On February 28, 2003, Chadmoore began its second distribution of cash to its shareholders of record in the aggregate amount of $4.3 million, or about $.061967 per share. The remaining estimated net assets available for distribution to shareholders is about $11.3 million.

On March 13, 2003, American Tower Corporation submitted to Chadmoore a notice of default under several license agreements which existed earlier between American and Chadmoore. American sought immediate payment of an outstanding balance of about $234,000. On March 19, 2003, Chadmoore formally responded to American Tower's notice and indicated that

Chadmoore believes it has no legal duty to continue any payments to American on the basis of the agreements. Thus, Chadmoore rejected American Tower's position and its demand. On March 20, 2003, Chadmoore received confirmation from American's legal department that Chadmoore's response had been received. To date, nothing further has been forthcoming from American Tower with respect to this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND STATUS OF LIQUIDATION

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. These statements contain words such as "intends", "plan", "future", "will", "anticipates", and "believes" and include statements regarding Chadmoore's dissolution and liquidation. Although Chadmoore believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. Chadmoore cautions investors that any forward-looking statements made by Chadmoore are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. See Chadmoore's annual report on Form 10-KSB for the year ended December 31, 2001.


PLAN OF OPERATIONS FOR DISSOLUTION

Chadmoore is continuing to wind up its affairs as quickly and as efficiently as possible in order to maximize the liquidating distributions to all shareholders. The Company will try to minimize the length of time necessary to resolve or satisfy its known liabilities while also minimizing the risks to shareholders by conserving corporate assets.

On May 14, 2002, with the assistance of tax counsel, Chadmoore completed its analysis of its usable historical net operating losses and its federal and state tax liabilities as a result of the cash sale of its assets. On July 12, 2002, Chadmoore mailed its initial distribution of cash to its shareholders of record in the aggregate amount of $22.7 million, or about $.3323 per share. See "Risk Factors" set forth in Chadmoore's annual report Form 10-KSB for the year ended December 31, 2001.

During the quarter ended September 30, 2002, Chadmoore completed the sale of two of its remaining seven partner markets, selling its interest for $125,000 and $148,500, respectively. Subsequent to September 30, 2002, Chadmoore completed the sale of a third partner market, selling its interest for $35,000. As part of the ERS litigation settlement discussed below under "Item 1. Legal Proceedings", Chadmoore agreed to terms transferring its interest in the partnership market to ERS. Chadmoore is continuing in its efforts to liquidate its interest in the three remaining partner markets, and settle all remaining claims of Goodman/Chan licensees ( about 500 license claims).

In order to reduce liquidation costs, Chadmoore's full-time staff has been reduced to four remaining officers who will handle all remaining liquidation issues.

Under Colorado law, Chadmoore will remain in existence as a non-operating entity for five years from February 22, 2002 and will maintain a certain level of liquid assets to cover any remaining liabilities and pay operating costs during the dissolution period. During the dissolution period,

Chadmoore will attempt to convert its remaining assets to cash and settle its liabilities as expeditiously as possible.


STATUS OF LIQUIDATION

On February 8, 2002, Chadmoore sold substantially all of its assets to Nextel Communications, Inc. ("Nextel") for $130 million in cash resulting in a gain of about $88 million, terminated its operations and began an orderly liquidation of the Company, including laying off most of its employees. Chadmoore is in the process of restating its first and second quarter financials to record the adjustments required under generally accepted accounting principles to present the financial statements on a liquidation basis, which reflects the carrying amounts of assets and liabilities estimated to be incurred during Chadmoore's liquidation period. As a result, the operations of Chadmoore are not comparable to prior period activity.


LIQUIDITY AND CAPITAL RESOURCES

Chadmoore's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values for such assets and to settle all claims on terms most favorable to Chadmoore. The liquidation is expected to be concluded prior to the fifth anniversary of the filing of the Certificate of Dissolution in Colorado by a final liquidating distribution directly to shareholders of record. The initial cash distribution under the Plan was made on July 12, 2002 in the aggregate amount of $22.7 million, or about $.3323 per share. As of September 30, 2002, the remaining net assets available for distribution to shareholders are about $15.6 million.


ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2002, none of Chadmoore's long-term debt bears interest. Cash is maintained primarily in an uninsured money market account, which earns interest at the current market rate.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Chadmoore, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of Chadmoore's disclosure controls and procedures as of September 1, 2002 (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that Chadmoore's disclosure controls and procedures were effective for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that it files under the Exchange Act.

CHANGES IN INTERNAL CONTROLS
There were no significant changes in our internal controls and no other factors that could significantly affect these controls subsequent to the evaluation date. Chadmoore did not need to implement any corrective actions with regard to any significant deficiency or material weakness in its internal controls.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Pursuant to the FCC's jurisdiction over telecommunications activities, Chadmoore remains involved in limited pending matters before the FCC, which may ultimately affect Chadmoore's operations and plan of liquidation. More specifically, Chadmoore continues to hold a minimal number of licenses for operation in the 800Mhz band; and, the Company is continuing to take all actions before the FCC deemed necessary to ensure the continuing validity of these licenses.

In October, 2001, Chadmoore received a demand for arbitration from Emergency Radio Services, Inc. ("ERS") with respect to a breach of a contract claim. In its demand for arbitration, ERS argued that an agreement executed between ERS and Chadmoore in 1997 entitled it to numerous radio channels in Fort Wayne, Indiana. Based upon the scope of ERS' demand, the Company previously restricted $5.65 million of the cash balance for this matter. However, subsequent to September 30, 2002, management concluded negotiations whereby this matter was favorably settled. More particularly, the Company reached an agreement wherein ERS released Chadmoore fully from any and all claims in exchange for Chadmoore's transfer of title to ERS of five remaining channels in the Fort Wayne, Indiana market and a cash payment of $375,000. This matter was included in the general contingency reserve as of the liquidation date and September 30, 2002.

A complaint was filed by Third Mobile Limited, a Texas Limited Liability Company and shareholder of Chadmoore, naming Chadmoore as defendant, on December 13, 2001 in the United States District Court for the District of Nevada. The complaint was served on Chadmoore on January 31, 2002. The complaint seeks monetary damages relating to certain oral misrepresentations Robert Moore or other Chadmoore representatives allegedly made to Third Mobile around January 1995, that induced Third Mobile to invest $700,000 in Chadmoore Communications, Inc. Based on written demands made by Third Mobile, Chadmoore believes that the maximum amount claimed by Third Mobile is approximately $3.75 million. Chadmoore believes the complaint is without substantive merit, and is also likely barred by the applicable statute of limitations since it relates to events that took place seven years ago in January and February of 1995. Chadmoore has filed its first response in this matter with the District Court. Moreover, initial discovery has commenced in this matter and on May 14, 2002, Chadmoore caused outside counsel to file a Motion to Dismiss Third Mobile's complaint. At this time, the Motion remains pending before the Court. In the interim, and based on Third Mobile's attempts to initiate extended discovery proceedings, Chadmoore has indicated its unwillingness to consent to a further extension of the court ordered discovery period. Moreover, Chadmoore has informed Third Mobile's counsel of decision along with its affirmation to Third Mobile's counsel that should this matter proceed to District Court for trial, Chadmoore will seek sanctions against Third Mobile for filing what the Company believes is a frivolous complaint. Further, Chadmoore's communication noted it will request that the Court order Third Mobile to pay the Company's legal expenses in connection with this matter. Management cannot forecast the actual outcome of this matter, nor can it currently provide a timetable for when it believes the matter will be concluded. Nevertheless, based on management's review of the complaint, and recent discovery proceedings, the company believes it is not probable a substantial adverse impact on the Company will result.

In late September, 2002, Chadmoore received a letter from Cindy Ashcroft, principal of Ashcroft ITV ("Ashcroft") seeking payment for licenses which Ashcroft purports were transferred to Chadmoore. Ashcroft requested, through its letter, a payment in excess of $4 million from Chadmoore for the subject licenses, or alternatively a further explanation from the Company as to why such a payment would not be forthcoming. Chadmoore has reviewed its files and Chadmoore management, along with outside counsel, has analyzed the matter at considerable length. Upon review of the evidence in the light most favorable to Ashcroft, Chadmoore believes that it could potentially be liable to Ashcroft for approximately $23,750 in license payments. On the other hand, the company believes it has a valid counterclaim for approximately $89,000 against Ashcroft for interim management fees earned while the company managed and operated Ashcroft's licensed facilities in order to keep them in compliance with FCC requirements. Thus, the Company recently so informed Ms. Ashcroft and has suggested that a direct meeting between Company management and Ms. Ashcroft and/or her representatives take place as promptly as practicable to resolve the parties' starkly differing views of the matter. At this time, management has received no reply from Ms. Ashcroft with respect to the Company's suggestion. While Chadmoore cannot forecast the ultimate outcome of this matter, based on management's review of the files and Ashcroft's request, as well as internal conferences and conferences with outside counsel regarding this matter, the Company believes that it is not probable a substantial adverse impact on the Company will result.

Electronic Maintenance Company, Inc. ("EMCO"), on December 4, 2002, filed a complaint in the 19th Judicial District Court of Louisiana against Chadmoore Wireless Group, Inc. and PTT Baton Rouge, LLC, seeking unspecified damages for what EMCO alleges was a breach of certain agreements which governed operation of a radio system jointly owned by EMCO and Chadmoore operating in Baton Rouge, Louisiana. EMCO also requested that the Court enjoin Chadmoore from further shareholder distributions, absent a set-aside for this matter. While no specific set-aside amount was specified by EMCO, in subsequent discussions with EMCO's counsel it was suggested that a hold-back should be made in the amount of $1.5 million. Chadmoore was served with EMCO's complaint on December 9, 2002. Initial attempts to obtain a realistic appraisal of EMCO's damage allegations and the underlying basis for the filing of the complaint proved unfruitful and an amicable resolution of the matter was not forthcoming. Accordingly on January 7, 2002, Chadmoore filed a Notice of Removal indicating there was diversity jurisdiction and asked that jurisdiction be taken by the United States District Court for the Middle District of Louisiana. Additionally, Chadmoore sought dismissal of the EMCO case on the grounds that the subject agreements that formed the basis of EMCO's complaint provided that disputes between the parties would be taken to an arbitrator or a mediator with arbitration and/or mediation taking place in Las Vegas, Nevada. Subsequently, EMCO filed its opposition to Chadmoore's Motion to Dismiss and Chadmoore subsequently filed its Reply. In March, 2003, EMCO filed a Motion seeking to remand asking that jurisdiction of the case be returned to the 19th Judicial District Court of Louisiana. At this time, settlement discussions continue on a sporadic basis with counsel for EMCO, but to date, no resolution of this matter has been obtained. Management believes that a decision on the jurisdictional issue may be forthcoming during the second quarter of 2003. However, at this time Chadmoore is unable to predict, with any reasonable degree of certainty, a timetable for the resolution of this matter; and because of the apparent unwillingness of EMCO to stipulate with adequate specificity the basis for its claims, or its view of the harm it believes it has incurred, management is also unable to predict with any degree of accuracy the ultimate outcome of this matter.

ITEM 2.  CHANGES IN SECURITES AND USE OF PROCEEDS

In connection with the filing of its Articles of Dissolution on February 22, 2002, Chadmoore instructed its transfer agent to close Chadmoore's share transfer records and to no longer recognize or record any transfers of shares of Chadmoore's common stock. In addition, Chadmoore delisted its shares from the NASDAQ Bulletin Board.


 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Additional Exhibit
         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K.
         None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Chadmoore Wireless Group, Inc.

                                             By: /s/ STEPHEN K. RADUSCH
                                                 -------------------------------
                                                  Stephen K. Radusch
                                                  Chief Financial and Accounting
                                                  Officer

                                              Date: March 25, 2003

CERTIFICATION

Chief Executive Officer
Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Robert Moore provides the following certification. I, Robert Moore, President and Chief Executive Officer certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Chadmoore Wireless Group, Inc;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

c. Presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board or directors (or persons fulfilling the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003

/s/ ROBERT W. MOORE
-------------------
Robert W. Moore, Chief Executive Officer

CERTIFICATION

Chief Financial Officer

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Stephen K. Radusch provides the following certification.

I, Stephen K. Radusch, Chief Financial Officer certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Chadmoore Wireless Group, Inc;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

c. Presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board or directors (or persons fulfilling the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003

/s/  STEPHEN K. RADUSCH
-----------------------
Stephen K. Radusch, Chief Financial Officer