Form 10KSB
period 2002-12-31
CHADMOORE WIRELESS GROUP INC
filed 2003-04-15
CIK 815755

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-KSB
                                   (Mark One)

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

               2458 E. RUSSELL ROAD, SUITE B, LAS VEGAS, NV 89120
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (702) 740-5633

       Securities registered under Section 12(b) of the Exchange Act: NONE

     Title of each class and name of each exchange on which registered: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                          COMMON STOCK, $.001 PAR VALUE

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the period January 1, 2002 through January 28, 2002 $332,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days. State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of March 22, 2003, 47,736,006 shares of Common Stock were outstanding.

             DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's proxy Statement filed on December 14, 2001, in conjunction with the 2002 Annual Meeting of Shareholders, referred to herein as the "Proxy Statement", are incorporated by reference into Part III of this Form 10-KSB. Certain exhibits filed with the Registrant's prior registration statements and period reports under the Securities Exchange Act of 1934 are incorporated herein by reference into Part IV of this report.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes [ ] No [X]

FORM 10-KSB
INDEX


ITEM 1.  DESCRIPTION OF BUSINESS.............................................3

ITEM 2.  DESCRIPTION OF PROPERTIES...........................................5

ITEM 3.  LEGAL PROCEEDINGS...................................................6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................7

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS............8

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION............................................9

ITEM 6A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........10

ITEM 7.  FINANCIAL STATEMENTS...............................................11

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURES..............................................36

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................36

ITEM 10. EXECUTIVE COMPENSATION.............................................37

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....40

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................41

ITEM 13. EXHIBITS AND CURRENT REPORTS ON FORM 8-K...........................43

ITEM 14. CONTROLS AND PROCEDURES............................................46

SIGNATURES..................................................................47

CERTIFCATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.....48

ITEM 1.  DESCRIPTION OF BUSINESS

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. These statements contain words such as "intends", "objectives", "plan", "will", "future", and "believes" and include statements regarding Chadmoore's dissolution and liquidation. Although Chadmoore believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. Chadmoore cautions investors that any forward-looking statements made by Chadmoore are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include the risks discussed under "Business--Risk Factors" in this report.


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

On January 28, 2002, holders of Chadmoore common stock approved the asset sale to Nextel, the dissolution of Chadmoore and a plan of liquidation (the "Plan"). On February 22, 2002, Chadmoore filed its articles of dissolution, closed its stock transfer record books, de-listed its shares from the over-the-counter bulletin board and began an orderly wind-up of its business operations. Effective January 29, 2002, Chadmoore adopted the liquidation basis of accounting, whereby assets are recorded at their estimated net realizable values, liabilities are recorded at their estimated settlement amounts, and a reserve has been provided for potential claims. The valuation of assets and liabilities requires many estimates and assumptions by management and there may be substantial uncertainties in carrying out the provisions of the Plan. The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the ultimate settlement amounts of Chadmoore's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including administrative costs during the liquidation period, and the time frame it takes to complete the liquidation.

Chadmoore filed its Certificate of Dissolution on February 22, 2002 with the state of Colorado. Pursuant to Colorado law, Chadmoore will continue in existence until February 22, 2007. During this period, Chadmoore will attempt to convert its estimated remaining net assets to cash for periodic distribution to its shareholders. Chadmoore is not permitted to continue the business of the Corporation as a going concern.

On July 12, 2002, Chadmoore mailed its initial distribution of cash to its shareholders of record in the aggregate amount of $22.7 million, or about $.3323 per share. On February 28, 2003, a second distribution of cash to its shareholders of record was initiated in the aggregate amount of $4.3 million, or about $.061967 per share. Chadmoore currently estimates that shareholders of record may receive periodic additional liquidation proceeds totaling about $.18 per share for a total estimated distribution of about $.57 per share. The actual nature, amount and timing of future distributions will be determined by the Board of Directors in its sole discretion, and will depend primarily upon Chadmoore's ability to execute the Plan.

Chadmoore's liquidation should be concluded on or before February 22, 2007 with a final liquidating distribution directly to the shareholders. Complete details regarding the Plan to liquidate and dissolve Chadmoore can be found in the Company's December 14, 2001 Proxy Statement filed with the Securities and Exchange Commission, and mailed to shareholders on December 15, 2001.

RISK FACTORS

Chadmoore's Plan is to continue to conclude the business activities of the Company and distribute its net assets to shareholders. The timing of and completion of these objectives are subject to a number of risks and uncertainties, including those set forth below.

YOU MAY BE LIABLE TO CREDITORS OF CHADMOORE IF YOU RECEIVE AN EXCESS DISTRIBUTION AND THERE ARE INSUFFICIENT ASSETS AVAILABLE TO SATISFY CLAIMS OF CREDITORS.

Under Colorado law, the Chadmoore board of directors is charged with determining the amount of assets to be reserved to pay Chadmoore's known, contingent, unliquidated, and unknown claims, including the estimated expenses of the dissolution and liquidation. Only after sufficient assets are reserved can the board of directors distribute assets to the Chadmoore security holders. It is impossible for the Chadmoore board of directors to know with certainty that all claims and potential claims are provided for adequately during the five year liquidation period provided by Colorado law. In addition, some claims may be brought more than five years after the filing date of the articles of dissolution, subject to the applicable statute of limitations. In the event that the assets reserved are insufficient to satisfy all of the claims that arise within the applicable claim period, the unpaid creditors are entitled to compensation from the persons receiving distributions for that amount. Shareholders are liable only up to the amount of assets they receive in distributions, and, to the extent that shareholders are required to pay more than their pro rata amount of any claim, may seek contribution from the other persons receiving distributions. Seeking contribution would be difficult and costly due to the large number of persons receiving distributions.

THE TOTAL VALUE OF THE DISTRIBUTIONS THAT HOLDERS OF CHADMOORE SECURITIES WILL RECEIVE IS SUBJECT TO MANY VARIABLES AND RISKS.

Holders of Chadmoore securities will receive cash after funds are reserved to pay Chadmoore's creditors. The amount available for distribution will depend on many variables, including the amounts realized on the sale of Chadmoore's remaining assets, the costs and expenses related to selling such assets, and the amounts of Chadmoore's actual and potential liabilities such as its tax liabilities or payments made in connection with any legal proceedings. All of these amounts may ultimately be different than Chadmoore's current estimates. If these estimates are incorrect, then the plan of liquidation may not yield liquidating distributions equal to or greater than those projected in the proxy statement for Chadmoore's special meeting filed with the SEC by Nextel under cover of Form S-4 on December 14, 2001. There can be no assurance that we will be successful in disposing of our remaining assets for values approximating those currently estimated by us or that related liquidating distributions will occur within the currently estimated timetable.

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

EMPLOYEES

As of March 26, 2003, Chadmoore had four full-time employees.


ITEM 2.  DESCRIPTION OF PROPERTIES

Chadmoore's corporate office is located at 2458 East Russell Road, Suite B, Las Vegas, Nevada. Chadmoore co-leases office space at this address which consists of approximately 2,290 square feet at a monthly base rental of approximately $1,035 under a two-year lease, which started in January, 2003. Management believes that the corporate office space will be sufficient to accommodate Chadmoore's dissolution and liquidation and has no expectation of needing more space before the end of the lease term.

As of December 31, 2002, Chadmoore leased 5 antenna sites in the United States. These sites are located primarily on rooftops or are free standing facilities. The terms of these leases range from month to month to 5 years, with options to renew.

ITEM 3.  LEGAL PROCEEDINGS

In October, 2001, Chadmoore received a demand for arbitration from Emergency Radio Services, Inc. ("ERS") with respect to an alleged breach of a contract claim. In its demand for arbitration, ERS argued that an agreement executed between ERS and Chadmoore in 1997 entitled it to numerous radio channels in Fort Wayne, Indiana. Based upon the scope of ERS' demand, the Company previously restricted $5.65 million of the cash balance for this matter. However, subsequent to September 30, 2002, management concluded negotiations whereby this matter was favorably settled. More particularly, the Company reached an agreement wherein ERS released Chadmoore fully from any and all claims in exchange for Chadmoore's transfer of title to ERS of five remaining channels in the Fort Wayne, Indiana market and a cash payment of $375,000.

A complaint was filed by Third Mobile Limited, a Texas Limited Liability Company and shareholder of Chadmoore, naming Chadmoore as defendant, on December 13, 2001 in the United States District Court for the District of Nevada. The complaint was served on Chadmoore on January 31, 2002. The complaint seeks monetary damages relating to certain oral misrepresentations Robert Moore or other Chadmoore representatives allegedly made to Third Mobile around January 1995, that induced Third Mobile to invest $700,000 in Chadmoore Communications, Inc. Based on written demands made by Third Mobile, Chadmoore believes that the maximum amount claimed by Third Mobile is approximately $3.75 million. Chadmoore believes the complaint is without substantive merit, and is also likely barred by the applicable statute of limitations since it relates to events that allegedly took place eight years ago in January and February of 1995. On May 14, 2002, Chadmoore caused outside counsel to file a Motion to Dismiss Third Mobile's complaint. In the interim, and based on Third Mobile's attempts to initiate extended discovery proceedings, Chadmoore has indicated its unwillingness to consent to a further extension of the court ordered discovery period. Moreover, Chadmoore on March 14, 2003, filed a Motion for Summary Judgment asserting that initial discovery further revealed the frivolous nature of the suit, and seeking dismissal of the matter with an award of costs to Chadmoore. Subsequently, Third Mobile filed an opposition to Chadmoore's motion and requested that the court impose an extension of the discovery schedule to allow for additional depositions to be taken. On April 4, 2003, the court dismissed Chadmoore's motion. Simultaneously, the court also dismissed Third Mobile's motion for an extension of the discovery period. Accordingly, it is expected that the court will establish a trial calendar for this matter on or before mid to late May, 2003. Management cannot forecast the actual outcome of this matter, nor can it currently provide a timetable for when it believes the matter will be concluded. Nevertheless, based on management's review of the complaint, and recent discovery proceedings, the Company believes it is reasonably possible that no substantial adverse impact on the Company will result.

In late September, 2002, Chadmoore received a letter from Cindy Ashcroft, principal of Ashcroft ITV ("Ashcroft") seeking payment for licenses which Ashcroft purports were transferred to Chadmoore. Ashcroft requested, through its letter, a payment in excess of $4 million from Chadmoore for the subject licenses, or alternatively a further explanation from the Company as to why such a payment would not be forthcoming. Chadmoore has reviewed its files and Chadmoore management, along with outside counsel, has analyzed the matter at considerable length. Upon review of the evidence in the light most favorable to Ashcroft, Chadmoore believes that it could potentially be liable to Ashcroft for approximately $23,750 in license payments. On the other hand, the Company believes it has a valid counterclaim for approximately $89,000 against Ashcroft for interim management fees earned while the Company managed and operated Ashcroft's licensed facilities in order to keep them in compliance with FCC requirements. Thus, the Company recently so informed Ms. Ashcroft and has suggested that a direct meeting between Company management and Ms. Ashcroft and/or her representatives take place as promptly as practicable to resolve the parties' starkly differing views of the matter. At this time, management has received no reply from Ms. Ashcroft with respect to the Company's suggestion. While Chadmoore cannot forecast the ultimate outcome of this matter, based on management's review of the files and Ashcroft's request, as well as internal conferences and conferences with outside counsel regarding this matter, the Company believes that it is remote that a substantial adverse impact on the Company will result.

Electronic Maintenance Company, Inc. ("EMCO"), on December 4, 2002, filed a complaint in the 19th Judicial District Court of Louisiana against Chadmoore Wireless Group, Inc. and PTT Baton Rouge, LLC, seeking unspecified damages for what EMCO alleges was a breach of certain agreements which governed operation of a radio system jointly owned by EMCO and Chadmoore operating in Baton Rouge, Louisiana. EMCO also requested that the Court enjoin Chadmoore from further shareholder distributions, absent a set-aside for this matter. While no exact set-aside amount was specified by EMCO, in subsequent discussions with EMCO's counsel it was suggested that a hold-back should be made in the amount of $1.5 million. Chadmoore was served with EMCO's complaint on December 9, 2002. Initial attempts to obtain a realistic appraisal of EMCO's damage allegations and the underlying basis for the filing of the complaint proved unfruitful and an amicable resolution of the matter was not forthcoming. Accordingly on January 7, 2003, Chadmoore filed a Notice of Removal indicating there was diversity jurisdiction and asked that jurisdiction be taken by the United States District Court for the Middle District of Louisiana. Additionally, Chadmoore sought dismissal of the EMCO case on the grounds that the subject agreements that formed the basis of EMCO's complaint provided that disputes between the parties would be taken to an arbitrator or a mediator with arbitration and/or mediation taking place in Las Vegas, Nevada. Subsequently, EMCO filed its opposition to Chadmoore's Motion to Dismiss and Chadmoore subsequently filed its Reply. In March, 2003, EMCO filed a Motion seeking to remand asking that jurisdiction of the case be returned to the 19th Judicial District Court of Louisiana. Chadmoore has since filed its opposition to the Motion to Remand. At this time, settlement discussions continue on a sporadic basis with counsel for EMCO, but to date, no resolution of this matter has been obtained. Management believes that a decision on the jurisdictional issue may be forthcoming during the second quarter of 2003. However, at this time Chadmoore is unable to predict, with any reasonable degree of certainty, a timetable for the resolution of this matter; and because of the apparent unwillingness of EMCO to stipulate with adequate specificity the basis for its claims, or its view of the harm it believes it has incurred, management is also unable to predict with any degree of accuracy the ultimate outcome of this matter.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Chadmoore's common stock had been listed on the NASD Over-the-Counter Electronic Bulletin Board (the "OTC Bulletin Board") since July 1996. Effective as of February 22, 2002, Chadmoore's common stock was delisted from the OTC Bulletin Board and no longer trades. As of March 31, 2003, there were 367 holders of record of Common Stock, including brokerage accounts. The former transfer agent and now liquidating agent for the common stock is Computershare Investor Services, Lakewood, Colorado 80228.

Chadmoore has paid no cash dividends to date on its common stock. On July 12, 2002, Chadmoore made an initial liquidation distribution under the Plan. On February 28, 2003, a second distribution of cash to its shareholders of record was initiated. A total of $26,968,716 or $.3943 per share has been distributed to date to shareholders of record. The actual amount and timing of future distributions cannot be predicted at this time. At present, Chadmoore estimates that the total of the remaining periodic additional liquidation payments to shareholders will be about $.18 per share. The liquidation payments should be concluded by February 22, 2007.

During 2002, Chadmoore had no issuances of unregistered securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND STATUS OF LIQUIDATION

The following is a discussion of the consolidated financial condition and results of operations of Chadmoore for the fiscal years ended December 31, 2002 and December 31, 2001, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. These statements contain words such as "intends", "plan", "future", "will", "anticipates", and "believes" and include statements regarding Chadmoore's dissolution and liquidation. Although Chadmoore believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. Chadmoore cautions shareholders and investors that any forward-looking statements made by Chadmoore are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. See the risks discussed under "Business--Risk Factors" in this report.

PLAN OF OPERATIONS FOR DISSOLUTION

Chadmoore is continuing to wind up its affairs as quickly and as efficiently as possible in order to maximize the liquidating distributions to all shareholders. The Company will try to minimize the length of time necessary to resolve or satisfy its known liabilities while also minimizing the risks to shareholders by conserving corporate assets.

Chadmoore is continuing in its efforts to liquidate its interest in the three remaining partner markets in which it has an interest, and to settle all remaining claims of Goodman/Chan licensees (about 500 license claims).

In order to reduce liquidation costs, Chadmoore's full-time staff has been reduced to four remaining employees who will handle all remaining liquidation issues. Under Colorado law, Chadmoore will remain in existence as a non-operating entity for five years from February 22, 2002 and will maintain a certain level of liquid assets to cover any remaining liabilities and pay operating costs during the dissolution period. During the dissolution period, Chadmoore will attempt to convert its remaining assets to cash and settle its liabilities as expeditiously as possible.

STATUS OF LIQUIDATION

On February 8, 2002, Chadmoore sold substantially all of its assets to Nextel Communications, Inc. ("Nextel") for $130 million in cash resulting in a gain of about $88 million, terminated its operations and began an orderly liquidation of the Company, including laying off most of its employees. Chadmoore is in the process of restating its first and second quarter 2002 financial statements to record the adjustments required under generally accepted accounting principles to present the financial statements on a liquidation basis, which reflects the carrying amounts of assets at their estimated net realizable values and liabilities at the amounts estimated to be incurred during Chadmoore's liquidation period. As a result, the operations of Chadmoore are not comparable to prior period activity.

LIQUIDITY AND CAPITAL RESOURCES

Chadmoore's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values for such assets and to settle all claims on terms most favorable to Chadmoore. The liquidation is expected to be concluded prior to the fifth anniversary of the filing of the Certificate of Dissolution in Colorado by a final liquidating distribution directly to shareholders of record. The initial cash distribution under the Plan was made on July 12, 2002 in the aggregate amount of $22.7 million, or about $.3323 per share. On February 28, 2003, a second distribution of cash in the aggregate amount of $4.3 million, or $.061967 per share, was initiated. As of March 22, 2003, Chadmoore had distributed an aggregate of about $27 million, or $.3943 per share. Remaining net assets available for distribution to shareholders as of year-end 2002 are currently estimated to be about $14.2 million.

ITEM 6A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2002, none of Chadmoore's long-term debt bears interest. Cash is maintained primarily in an uninsured money market account, which earns interest at the current market rate.

ITEM 7.  FINANCIAL STATEMENTS






                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
CHADMOORE WIRELESS GROUP, INC.
Las Vegas, Nevada

We have audited the accompanying statement of net assets in liquidation of Chadmoore Wireless Group, Inc. as of December 31, 2002, and the related statement of changes in net assets in liquidation for the period from January 29, 2002 to December 31, 2002. In addition, we have audited the statements of operations, stockholders' deficit and cash flows for the period from January 1, 2002 to January 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Chadmoore Wireless Group, Inc. for the year ended December 31, 2001 were audited by other auditors (who have ceased operations) whose report, dated March 22, 2002, included an explanatory paragraph regarding the sale of substantially all of the Company's assets on February 8, 2002 and the filing of articles of dissolution and commencement of an orderly liquidation of the business.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the stockholders of Chadmoore Wireless Group, Inc. approved a plan of liquidation on January 28, 2002, sold substantially all of its assets on February 8, 2002 and commenced an orderly liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to January 28, 2002 from the going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Chadmoore Wireless Group, Inc. as of December 31, 2002, the changes in its net assets in liquidation for the period from January 29, 2002 to December 31, 2002, and the results of its operations and its cash flows for the period from January 1, 2002 to January 28, 2002 in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.

                                        /s/ McGladrey & Pullen, LLP

Las Vegas
April 4, 2003

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




ARTHUR ANDERSEN LLP

Las Vegas, Nevada
March 22, 2002


This report is a copy of the report previously issued to Chadmoore Wireless Group, Inc. by Arthur Andersen, LLP. Arthur Andersen has discontinued providing audit and accounting services.

This report has not been reissued by Arthur Andersen, LLP.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
               Consolidated Statement of Net Assets in Liquidation
                             as of December 31, 2002
                             (amounts in thousands)



    ESTIMATED VALUES OF ASSETS OF THE COMPANY

      Assets held for sale                                             $  298
      Cash and cash equivalents                                        32,695
      Accounts receivable, net                                            280
      Other receivables, net                                              943
      Other assets, net                                                   633
      Estimated value of partnership interest                             250
      Estimated future interest income                                  1,063
                                                                   ------------
                   Total estimated assets                              36,162
                                                                   ------------

    ESTIMATED LIABILITIES OF THE COMPANY

      Notes payable                                                     5,702
      Accounts payable and accrued liabilities                          1,100
      Federal income taxes payable                                      1,826
                                                                   ------------
                   Total estimated liabilities                          8,628
                                                                   ------------

    ESTIMATED FUTURE OPERATING COSTS and SETTLEMENT RESERVES DURING
    LIQUIDATION PERIOD                                                 13,305
                                                                   ------------

    NET ASSETS IN LIQUIDATION                                       $  14,229
                                                                   ============

          See accompanying notes to consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
    Consolidated Balance Sheet (Going Concern Basis) as of December 31, 2001
                             (amounts in thousands)

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

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
               Consolidated Statement of Changes in Net Assets in
               Liquidation For the period January 29, 2002 through
                                December 31, 2002
                             (amounts in thousands)



                                                                  The Period
                                                               January 29, 2002
                                                                    through
                                                               December 31, 2002

    Accumulated deficit, January 28, 2002                       $       (20,034)

    Adjust assets and liabilities to estimated fair value                56,995
                                                               -----------------


    Estimated net assets in liquidation as of
      January 28, 2002                                                   36,961


    Net gain  from operations during liquidation                             65
    Settlement of litigation                                               (264)
    Adjustment for minority interests                                      (898)
    Adjustment for net exercise of warrants                               3,000
    Change in estimate of :
          Future operating costs and settlement reserves during
              liquidation period                                         (1,429)
          Future interest income                                            131
          Value of assets held for sale                                     (52)
          Value of partnership interest                                    (591)
    Cash distribution to shareholders                                   (22,694)
                                                               -----------------

    Net Assets in Liquidation                                   $        14,229
                                                               =================

          See accompanying notes to consolidated financial statements.

                         CHADMOORE WIRELESS GROUP, INC.
           Consolidated Statements of Operations (Going Concern Basis)
   For the 28 Days Ended January 28, 2002 and the Year Ended December 31, 2001
                  (amounts in thousands, except per share data)


                                                      January 28, December 31,
                                                          2002        2001
                                                      -----------  -----------
Revenues:
     Service revenue                                  $       324  $     4,860
     Equipment sales and maintenance                            8          117
                                                      -----------  -----------
         Total revenues                                       332        4,977

Cost of sales:
     Cost of service revenue                                  182        2,206
     Cost of equipment sales and maintenance                    8          252
                                                      -----------  -----------
         Total cost of sales                                  190        2,458

Gross margin                                                  142        2,519
                                                      -----------  -----------

Operating expenses:
     Selling, general and administrative                      608        7,668
     Depreciation and amortization                            214        2,455
     Write down of inventory                               -               222
                                                      -----------  -----------
         Total operating expenses                             822       10,345

Loss from operations                                         (680)      (7,826)
                                                      ------------ ------------

Other income (expense):
     Minority interest in earnings                            (14)        (224)
     Interest income (expense), net                          (444)      (6,437)
     Gain on sale of licenses and equipment and other         (97)         123
                                                      -----------  -----------
                                                             (555)      (6,784)
                                                      -----------  -----------
Net loss                                                   (1,235)     (14,610)
Redeemable preferred stock dividend and accretion             (76)        (921)
                                                      ------------ -----------
Loss applicable to common shareholders                $    (1,311) $   (15,531)
                                                      ===========  ===========

Basic and diluted loss per share of Common Stock:
Loss applicable to common shareholders                $     (0.02) $     (0.28)
                                                      ===========  ===========

Basic and diluted weighted average shares outstanding  54,663,127   56,235,627
                                                      ===========  ===========






          See accompanying notes to consolidated financial statements.

                         CHADMOORE WIRELESS GROUP, INC.
   Statements of Redeemable Preferred Stock and Shareholders' Equity/(Deficit) For the 28 Days ended January 28, 2002 and the year ended December 31, 2001
                                  Consolidated

                               Redeemable Preferred
                                      Stock                   Common Stock
                                      -----            ----------------------------  Additional                            Total
                             Outstanding               Outstanding                   Paid-In    Stock     Accumulated  Shareholders'
                               Shares       Amount       Shares        Amount        Capital  Subscribed     Deficit       Equity
                               ------       ------                                                                        (Deficit)
                                                      ------------------------- ----------------------- -------------  -------------

                             ----------  ------------  ---------- ------------ ------------- --------- -------------  --------------
Balance at December 31, 2000 10,119,614  $ 2,201,039   45,700,172 $    45,700  $ 69,538,686            $ (72,889,427)  $(3,305,041)
                             ----------  ------------  ---------- ------------ ------------- --------- -------------  --------------
Issuance of Common Stock:
     Stock subscribed               -            -              -           -             -                     -
                                                                                               -
                                                                                                                            -
     Settlement of debt             -            -              -           -             -       -             -
                                                                                                                            -
     Services                       -            -              -           -        39,523       -             -           39,523
     Stock option exercises         -            -              -           -             -       -             -
                                                                                                                            -
Preferred stock dividends and       -        920,708          -           -       (920,708)       -             -         (920,708)
accretion
Net loss                            -            -            -           -             -         -     (14,609,994)   (14,609,994)
                             ----------  ------------  ---------- ------------ ------------- --------- -------------  --------------
Balance at December 31, 2001 10,119,614  $ 3,121,747   45,700,172 $    45,700  $ 68,657,501       -    $ (87,499,421) $(18,796,220)
                             ----------  ------------  ---------- ------------ ------------- --------- -------------  --------------
Issuance of Common Stock:
     Stock subscribed               -            -            -           -             -         -             -               -
     Settlement of debt             -            -            -           -             -         -             -               -
     Services                       -            -            -           -             -         -             -               -
     Stock option exercises         -            -            -           -             -         -             -               -
Preferred stock dividends and       -            -            -           -             -         -             -               -
accretion
Net loss                            -            -            -           -             -         -       (1,235,000)           -
                             ----------  ------------  ---------- ------------ ------------- --------- -------------  --------------
Balance at January 28, 2002  10,119,614  $ 3,121,747   45,700,172 $    45,700  $  68,657,501        -  $ (87,734,421) $(18,796,220)
                             ==========  ============  ========== ============ ============= ========= =============  ==============

       See accompanying notes to these consolidated financial statements.



                                      16a

                         CHADMOORE WIRELESS GROUP, INC.
                      Consolidated Statements of Cash Flows
   For the 28 Days Ended January 28, 2002 and the Year Ended December 31, 2001
                             (amounts in thousands)


                                                                                    January 28,       December 31,
                                                                                      2002                2001
                                                                                ----------------   ----------------
Cash flows from operating activities:

Net loss                                                                        $        (1,235)   $        (14,610)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Minority interests                                                                      14                 224
     Depreciation and amortization                                                          102               2,455
     Writedown of inventory                                                                  -                  222
     (Gain)/loss on sale of licenses and equipment                                           -                  123
     Amortization of debt discount and issuance costs                                        97               2,262
     Options and common stock issued for services                                            -                   39
     Change in operating assets and liabilities:
         Decrease in accounts receivable and other receivables                               36                 629
         Decrease in inventory                                                                8                 234
         Decrease in deposits and prepaids                                                    6                  95
         (Decrease) in unearned revenues                                                    (27)               (586)
         Increase (decrease) in accounts payable and accrued liabilities                   (113)                462
                                                                                ----------------   ----------------
Net cash used in operating activities                                                    (1,112)             (8,451)
                                                                                ----------------   -----------------

Cash flows from investing activities:
     Purchase of license options                                                            (31)               (369)
     Purchase of equipment                                                                   -                 (314)
     Proceeds from sale of licenses and equipment                                           363                 498
                                                                                ---------------    ----------------
Net cash provided by (used in) investing activities                                         332                (185)
                                                                                ---------------    ----------------

Cash flows from financing activities:
     Increase in debt issuance cost                                                          -                  (20)
     Payments of minority interests                                                          -                 (248)
     Payments of long-term debt                                                            (191)             (7,334)
     Proceeds from issuance of long-term debt                                               972              16,248
                                                                                ---------------    ----------------
Net cash provided by financing activities                                                   781               8,646
                                                                                ---------------    ----------------

Net increase in cash                                                                          1                  10
Cash at beginning of period                                                                 118                 108
                                                                                ---------------    ----------------

Cash at end of period                                                           $           119    $            118
                                                                                ===============    ================

          See accompanying notes to consolidated financial statements.

                         CHADMOORE WIRELESS GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


A.       DESCRIPTION OF BUSINESS

On February 8, 2002, Chadmoore closed the sale of substantially all of its assets to Nextel Communications, Inc. ("Nextel") for $130 million in cash. Net proceeds to Chadmoore were approximately $103 million after the payoff of Barclay's Debt.

On January 28, 2002, holders of Chadmoore common stock approved the asset sale to Nextel, the dissolution of Chadmoore and a Plan of Liquidation (the "Plan"). On February 22, 2002, Chadmoore filed its Articles of Dissolution, closed its stock transfer record book, de-listed its shares from the over-the-counter bulletin board and began an orderly wind-up of its business operations. The key features of the Plan are (1) the conclusion of all business activities, other than those related to the execution of the Plan; (2) the sale or disposal of all of Chadmoore's non-cash assets; (3) the establishment of reasonable reserves to be sufficient to satisfy the liabilities, expenses and obligations of Chadmoore not otherwise paid, provided for or discharged; (4) the periodic payment of per share liquidating distributions to shareholders; and (5) the authorization of the filing of a Certificate of Dissolution with the State of Colorado.

B.       LIQUIDATION BASIS OF ACCOUNTING

The consolidated financial statements for the year ended December 31, 2001 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the adoption of the Plan, Chadmoore adopted the liquidation basis of accounting effective January 29, 2002. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. The conversion from the going concern to liquidation basis of accounting has required management to make significant estimates and judgments. In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under liquidation basis accounting, Chadmoore recorded the following adjustments to record its assets and liabilities to fair value as of January 29, 2002, the date of adoption of liquidation basis accounting.

The net increase in the value of net assets resulted from the following:


         Assets held for sale adjusted to estimated fair value      $76,912
         Estimated future interest income                             1,719
         Expected proceeds from sale of partnerships net of
              minority interests                                      2,315
         Adjust notes payable to expected settlement amount             500
         Accrual of cumulative preferred dividends                     (574)
         Estimated future operating costs and settlement reserves
              during liquidation                                    (23,877)
                                                                   ---------
                                                                    $56,995
                                                                   =========

No adjustments have been recorded for estimated operating results of the remaining partner markets due to the inherent uncertainties. Accordingly, any gain or loss from operations of the remaining partner markets during the liquidation period will be reflected as an increase or decrease in net assets in liquidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the net realizability of assets and estimated costs to be incurred during the liquidation period and disclosure of contingent assets and liabilities at the date of the financial statements.

ESTIMATED VALUES OF ASSETS OF THE COMPANY

The estimated assets of Chadmoore that are set forth in the December 31, 2002 "Consolidated Statement of Net Assets in Liquidation" have been presented on the following basis:

         (a) Assets held for sale represent estimated net sales proceeds less the costs of disposal.
         (b) Cash and cash equivalents are stated at fair value. Generally, cash balances held in financial institutions may be in excess of federally insured amounts.
         (c) Future interest income was estimated by management based upon future expected cash flows. Actual interest income will likely differ from management's current estimate.
         (d) The estimated value of partnership interests represent the amount of proceeds expected from the sale of the partnership interests. Actual receipt of proceeds will likely differ from management's current estimate.
         (e) Other assets, net, represents primarily prepayments on future operating costs and cash held in escrow.

ESTIMATED LIABILITIES OF THE COMPANY

The estimated liabilities of Chadmoore that are set forth in the December 31, 2002 "Consolidated Statement of Net Assets in Liquidation" have been presented on the following basis:

         (a) Notes payable represent non-interest bearing amounts owed in connection with license commissions, the purchase of assets and the purchase of licenses from licensees and are recorded at their estimated settlement amount.
         (b) Accounts payable and accrued expenses include all amounts that remain unpaid for liquidation activities and remaining partnership operations.
         (c) Accrued income taxes payable at December 31, 2002 represent expected taxes on gain on the sale of net assets held for sale.

The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of Chadmoore's assets, the ultimate settlement amounts of Chadmoore's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the liquidation period, and the timing of the liquidation and dissolution. A summary of significant estimates and judgments utilized in preparation of the December 31, 2002 consolidated financial statements on a liquidation basis follows:

         Estimated value of partnership interest and future interest income.

         At December 31, 2002, the estimated value of partnership interest and future interest income represented about 9.1% of Chadmoore's estimated net assets in liquidation. The estimated value of partnership interest, $250,000 represents management's estimate of expected proceeds from the sale of remaining partnership interest. The estimated future interest income of $1.1 million represents management's estimate of future interest earnings based on current (1.27% at February 28, 2003) market rates of interest over the remaining liquidation period.

         Estimated future operating costs and settlement reserves during the liquidation period.

         Chadmoore recorded amounts for estimated future operating costs during liquidation and for settlement reserves on January 29, 2002, when the Company adopted the liquidation basis of accounting. The table presented below summarizes the estimated amounts as of the date of adoption of the liquidation basis of accounting and the actual costs that have been incurred and paid during the period from January 29, 2002 through December 31, 2002.

         Estimated note payable settlement amount.

         Long term debt as of December 31, 2002, is recorded at its anticipated settlement amount. Certain disputes have arisen in connection with some of the underlying notes and management is in the process of negotiating settlement with the respective note holders.

                                     As of         Change in        Incurred          As of
                                 Jan. 29, 2002      Estimate        and Paid      Dec. 31, 2002
                                 -------------   -------------   -------------    -------------
Compensation for
  liquidation personnel            $   10,237      $     123       $  (8,560)       $   1,800
Insurance, utilities and
  facility expenses                       683            275            (529)             429
Legal, audit and other
  professional fees                     3,304             31          (2,537)             798
General contingency reserve             9,653          1,000            (375)          10,278
                                 -------------   -------------   -------------    -------------
Total estimated future
  operating costs and
  settlement reserves              $   23,877      $   1,429       $ (12,001)       $  13,305
                                 =============   =============   =============    =============

In view of the duration of the liquidation period to February 22, 2007, and provision in Colorado law that Chadmoore maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all known and unknown contingent claims, Chadmoore established a general contingency reserve upon the adoption of liquidation basis accounting on January 29, 2002. The amount of the reserve initially established was $9.7 million and is $10.3 million at December 31, 2002.

The majority of this reserve at December 31, 2002, $8.9 million, relates to contingencies involving the resolution of various federal, state and local taxation issues. Other matters covered by this reserve include existing litigation and claims, settlement of existing liabilities, and a general reserve for currently unidentified contingencies and unasserted claims. This reserve has been established for matters for which there is insufficient information upon which management can reasonably estimate a settlement amount, or where the ultimate settlement amount will be based on future events which management cannot predict at this time. The outcome of these contingencies may involve litigation, the ultimate outcome of which cannot be determined at this time. Accordingly, management has provided the reserve at the estimated maximum possible settlement amount.

As a result of the uncertainty regarding the estimates associated underlying the general contingency reserve, it is likely that the actual outcome of the resolutions of these contingencies will differ from management's estimates at this time, and those differences may be significant. In addition, since the resolution of these matters will inevitably involve procedural, and probably judicial proceedings, it is likely that the resolution of the majority of these contingencies will not occur in the near term. As more information becomes available to management, and as future resolution events regarding these contingencies occur, management will adjust the general contingency reserve appropriately, if needed. See Note 11 - Commitments and Contingencies for further discussion.

C.       PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Chadmoore and all majority owned joint ventures. All significant intercompany balances and transactions have been eliminated in consolidation. The 2002 financial statements only include Chadmoore's interests in those assets and liabilities at their estimated realizable and settlement amounts. In the 2001 financial statements, minority interest represents the minority partners' proportionate share in the joint venture's equity or equity in income (loss).

D.       USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the net realizability of assets and estimated costs to be incurred during the liquidation and disclosure of contingent assets and liabilities at December 31, 2002. Actual results could differ from those estimates.

E.       GOING CONCERN BASIS OF ACCOUNTING

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

Estimated useful lives of property and equipment are as follows:

             SMR systems and equipment                   10 years
             Leasehold improvements                       5 years
             Furniture and office equipment               5 years

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

ADVERTISING EXPENSE

Chadmoore expenses advertising costs in the period incurred. Chadmoore expensed approximately $3,000 of advertising costs for the year ended December 31, 2001.

DEBT ISSUANCE COSTS

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method, or a method that approximates the effective interest method, over the term of the debt agreements. Debt issuance costs included in other assets were $4,584,000 at December 31, 2001. Amortization of debt issuance costs amounted to $1,788,000 in 2001.

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


NOTE 2 - INTANGIBLE ASSETS

INTANGIBLE ASSETS CONSIST OF THE FOLLOWING:

                                                      December 31, 2001
                                                      -------------------
             FCC licenses                             $           412,372
             Less accumulated amortization                        (80,504)
                                                      -------------------
                                                      $           331,868
                                                      ===================

Due to the sale of substantially all of the assets to Nextel, Chadmoore reclassified these assets to "Assets held for sale" in the 2001 consolidated balance sheet and the 2002 consolidated statement of net assets in liquidation.


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                      December 31, 2001
                                                      -------------------

Buildings and improvements                                       84,956
SMR systems and equipment                                     1,034,262
SMR systems in process
Furniture and office equipment                                  570,431
Automobiles                                                       9,500
                                                      -----------------
                                                              1,679,149
Less Accumulated depreciation and amortization                (863,858)
                                                      ----------------
                                                      $         815,291

Due to the sale of substantially all of the assets to Nextel, Chadmoore reclassified these assets to "Assets held for sale" in the 2001 consolidated balance sheet and the 2002 consolidated statement of net assets in liquidation.


NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following:
                                                                    December 31, 2002        December 31, 2001
                                                                    -----------------        -----------------
Notes payable with GATX Capital Corporation with a face value of $27.0 million of $340,000 as of December 31, 2001. Bearing interest at annual rates ranging from 10.84% to 12.34%,
quarterly interest payments through March 2000 and quarterly interest and principal payments commencing on June 30, 2000,
collateralized by substantially all of Chadmoore's assets.             $         -              $ 18,560,040

Note payable with Barclays Bank PLC ("Barclays") with total borrowing capacity of $32.5 million with an interest rate fixed at the time of the funding based on either an adjusted base rate equal to the greater of (a) the prime rate in effect on such day or (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%, plus 3.5%, or an adjusted LIBO Rate equal to the rate appearing in the Telerate Service, or any
successor, two business days prior to funding at the rate for
U.S. dollar deposits with a maturity comparable to the
interest rate period plus 4.5%. Interest on each advance is
payable in arrears on the Interest Payment Date for each such advance. Principal and any unpaid interest are due upon
completion of the Nextel transaction or no later than June 30,
2002.                                                                            -                27,182,086

Notes payable with the Federal Communications Commission for
900 MHz licenses, at 7% interest with quarterly interest only payments of $24,000 through August 2001, quarterly principal and interest payments of $87,000 commencing November 2001
through May 2006.                                                                -                 1,332,031

Note payable in connection with license commissions with a
face value of $672,000, net of discount, maturing December
2005, requiring monthly payments of $8,000, increasing by $500 a year, and three payments of $100,000 payable in March 2001,
September 2002 and March 2004. Imputed interest rate of 12%
annually and recorded a debt discount in the amount of $67,000
and $128,000 as of December 31, 2002 and 2001, respectively.               442,000                   516,311

Note payable in connection with the asset purchase from
General Communications, payable in monthly installments of
$12,500 through February 1997; $14,000 through February 1998, thereafter, monthly payments are subject to annual CPI
increases through February 2008, at which time the monthly
payments are fixed through February 2021. Management has
assumed annual CPI increases to be 2.5%. The note payable is non-interest bearing with interest imputed at 9%, net of
unamortized discount of $2.8 million and $2.9 million as of
December 31, 2002 and 2001, respectively.                                2,937,137                 1,112,172

Notes payable to licensees, payable in up to 36 monthly
installments beginning March 1998 through December 1999 and
ending March 2001 through December 2002. Non-interest bearing, interest imputed at 15%. Aggregate face amount of $7.8
million, net of unamortized discount of $87,000 as of December
31, 2002 and $13.5 million net of unamortized discount of
$230,000 as of December 31, 2001.                                        4,724,105                 6,998,531

Notes  payable  to  minority   partners  to  be  paid  from
positive  cash  flow  of the  related  joint  venture.  Non
interest bearing, interest imputed at 15%.                                       -                    54,734

Other                                                                            -                     4,156
                                                                        -----------              -----------
                                                                         8,102,242                55,760,061
Less current maturities                                                          -               (53,364,964)
Less adjustment to expected settlement amounts                          (2,400,879)                      -
                                                                        -----------              -----------
Total long-term debt                                                    $5,702,363               $ 2,395,097

Chadmoore incurred interest expense of approximately $898,000 and $6,437,000 for the years ended December 31, 2002 and 2001 respectively (on a going concern basis). No capitalized interest was recorded for the year ended December 31, 2002 or 2001.

Aggregate maturities based on the terms of the underlying debt instruments, net of unamortized discounts, for the next five years and thereafter are as follows:

         Year ended December 31,
                  2003                               $        5,018,789
                  2004                                          394,684
                  2005                                          294,684
                  2006                                          186,684
                  2007                                          186,684
                  Thereafter                                  2,020,717
                                                     ------------------
                                                     $        8,102,242
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

In order to facilitate the Nextel transaction, Chadmoore reached an agreement with GATX to amend the GATX Facility during 2000. Chadmoore agreed to pay GATX a fee of $1.35 million for (a) the ability to prepay the loan facility concurrent with the close of its transaction with Nextel, (b) the receipt of all consents and covenant waivers reasonable to facilitate the closing of the Nextel transaction, (c) the grant to Nextel, or a third party induced by Nextel, of a second lien on all assets to secure cash advances to Chadmoore of up to about $32.5 million, and (d) the option to pay the fee for the above concessions in cash or stock. Depending on the performance of Nextel shares, the fee could have adjusted upward to an amount not to exceed $1.62 million.

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

NOTE 5 - EQUITY TRANSACTIONS

A.        EQUITY INVESTMENT

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

B.       STOCK OPTION PLANS

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

                                                             Weighted
                                                              Average
                                          Number              Exercise
                Stock Options            of Shares              Price
--------------------------------      --------------        -----------

Outstanding at December 31, 2000           9,218,910        $     0.63
                                      --------------
Granted                                           -
Exercised                                         -
Lapsed or canceled                        (4,310,785)             0.70
                                      --------------
Outstanding at December 31, 2001           4,908,125        $     0.56
                                      --------------
Granted                                           -                 -
Net Exercised @ $0.18-$0.29                  890,000              0.26
Lapsed or canceled                                -                 -
                                      --------------
Outstanding at December 31, 2002           4,018,125        $     0.63
                                      ==============


The following table summarizes information about stock options outstanding at December 31, 2002:

                      Number                 Weighted            Weighted            Number            Weighted
   Range of       Outstanding at             Average             Average         Exercisable at        Average
   Exercise       December 31,               Remaining           Exercise         December 31,        Exercisable
    Price              2002              Contractual Life          Price              2002               Price

$0.48-$1.56          4,018,125                   -                $0.63              4,018,125           $0.63

Chadmoore applied APB 25 in accounting for its stock options and warrants and, accordingly, no compensation expense has been recognized for its stock options in the consolidated statement of operations for the year ended December 31, 2001.

The fair value of each option grant issued during the year ended December 31, 2001 is estimated by management using an option pricing model (Black-Scholes) with the following assumptions: dividend yield of 0%; expected option lives of five years; volatility of 88.56% and risk free interest rate of 5.73%.

Had Chadmoore determined compensation expense based on the fair value at the grant date for its stock options under SFAS 123 instead of applying APB 25, Chadmoore's net loss would have been increased to the pro forma amounts indicated below:

                                                      December 31, 2001

Loss applicable to
common shareholders        As reported               $      (15,530,702)
SFAS 123 expense                                               (255,953)
                                                     ------------------
Loss applicable to
Common shareholders        Pro forma                        (15,786,655)
                                                     ==================


Loss per share             As reported               $           (0.28)
                           Pro forma                             (0.28)

Pro forma net loss reflects only options granted in 2001. Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation expense is reflected over the options' vesting period of four years.

E.       WARRANTS

The following is a summary of issued and outstanding warrants for the purchase of Common Stock:

                                                          Number
                           Warrants                     of Shares
         ---------------------------------            --------------

         Outstanding at December 31, 2000                 33,329,108
         Granted at $0.01-$0.70 per share                          -
         Exercised                                                 -
         Lapsed or canceled                               (1,561,015)
                                                      --------------
         Outstanding at December 31, 2001                 22,771,027
         Granted                                                  -
         Exercised                                       (22,397,392)
         Lapsed or canceled                                ( 373,635)
                                                      ---------------
         Outstanding at December 31, 2002                          -
                                                      ================


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

F.       EQUIVALENT SHARES IN LIQUIDATION

Distributions of the net assets of Chadmoore are allocated on a per equivalent share basis that is derived from actual common shares outstanding, equivalent shares arising from the net exercise of warrants, and equivalent shares arising from the net exercise of stock options outstanding. Equivalent shares indicated in the table below assume total liquidating distribution of $0.57 per share.

                                                                 Equivalent Shares from Stock Options
                                                 ------------------------------------------------------------------
                                                                          Number Outstanding
   Common Shares          Equivalent Shares       Range of Exercise       at December 31,         Weighted Average
    Outstanding               Warrants                  Price                   2002               Exercise Price
--------------------     --------------------    --------------------    -------------------    -------------------
    47,736,006               20,361,558              $0.18-$0.29              195,371                   $0.26

Included in the options outstanding at December 31, 2002, were 4,018,125 options with an exercise price of $0.48-$1.56 per share.

NOTE 6 - LOSS PER SHARE

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

                                                                                            December 31, 2001

         Total common shares outstanding                                                           45,700,172
         Warrants deemed to be outstanding Common Stock,
              excluding warrants with nominal exercise prices which
              were not exercisable (weighted average)                                              10,535,455
                                                                                            -----------------
         Weighted average common shares outstanding                                                56,235,671
                                                                                            =================

Chadmoore's warrants, preferred stock and stock options outstanding as of December 31, 2001, are antidilutive and have been excluded from the diluted loss per share calculation for the 28 days ended January 28, 2002, and for the year ended December 31, 2001, respectively. The following potentially dilutive securities were not included in the computation of dilutive EPS because the effect of doing so would be antidilutive.


                                                      December 31, 2001

                           Options                            4,908,125
                           Warrants                          22,771,027
                                                      -----------------
                                                             27,679,152
                                                      =================

NOTE 7 - MANDATORILY REDEEMABLE PREFERRED STOCK

As discussed in Note 7, on May 4, 1998, Chadmoore issued 10,119,614 shares of 4% cumulative Series C preferred stock, which is mandatorily redeemable by written notice to Chadmoore on the earlier of (i) May 1, 2003 or (ii) the occurrence of the listing of Chadmoore's Common Stock on a National Securities Exchange or an equity financing by Chadmoore that results in gross proceeds in excess of $2 million ("Redeemable Preferred"). The Series C preferred stock has a redemption price equal to $.3953 and is entitled to cumulative annual dividends equal to 4% payable semi-annually. Dividends on the Series C preferred stock accrue from the issue date, without interest, whether or not dividends have been declared. Unpaid dividends, whether or not declared, compound annually at the dividend rate from the dividend payment date on which such dividend was payable. During 2002, Chadmoore completed a net exchange of its Series C preferred stock plus accrued and unpaid dividends for a warrant held by Recovery Equity Investors II. See Note 10 - Related Party Transactions for further discussion of the exchange.

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


NOTE 8 - NON CASH ACTIVITIES (GOING CONCERN BASIS)

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

During the year ended December 31, 2001, Chadmoore paid $0 in federal income taxes. During the year ended December 31, 2001, Chadmoore paid cash for interest of $5.1 million.


NOTE 9 - INCOME TAXES

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

The major components of the deferred tax assets and liabilities at December 31, 2001 are presented below:

                                                                  2001
Deferred tax assets:
       Net operating loss carryforwards                       $  30,049,191
       Management agreements                                      2,508,435
       Accruals not currently deductible for tax purposes         1,264,980
       Investment in JJ&D LLC                                       155,216
       Allowance for doubtful accounts                               57,331
       Other                                                        311,159
                                                              -------------
                                                                 34,346,312
Less valuation allowance                                        (32,669,381)
                                                              -------------
Deferred tax assets                                           $   1,676,931
                                                              =============

Deferred tax liabilities:
       Property and equipment                                      (867,875)
       FCC licenses                                                (655,605)
       Other                                                       (153,451)
                                                              -------------
Deferred tax liabilities                                         (1,676,931)
                                                              -------------
Net Deferred Tax Assets                                       $          -
                                                              =============

SFAS 109 requires recognition of the future tax benefit of these assets to the extent realization of such benefits is more likely than not; otherwise, a valuation allowance is applied. At December 31, 2001, Chadmoore determined that $32,669,381 of tax benefits did not meet the realization criteria because of Chadmoore's historical operating results. Accordingly, a valuation allowance was applied to reserve against the applicable deferred tax assets, and as such there is no income tax benefit reflected in this statement of operations.

At December 31, 2002 and 2001, Chadmoore had net operating loss carry-forwards available for income tax purposes of approximately $0 and $85,854,830 respectively, which expire principally from 2009 to 2021.

NOTE 10 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2002 and 2001, Chadmoore paid $0 and $21,000, respectively to Private Equity Partners ("PEP"), for professional services associated with equity and debt financings. Mark F. Sullivan, a Director of Chadmoore, through August 2002, is an owner and managing partner of PEP.

On January 21, 2000 Chadmoore issued a warrant to purchase 250,000 shares of Chadmoore's Common Stock at an exercise price of $0.21. This warrant is held by the Sullivan Family Trust, of which Mark F. Sullivan and his wife are the only trustees.

In order to motivate and incentivize some members of Chadmoore's management and some non-management directors of Chadmoore to work towards the completion of the asset sale and to manage the subsequent dissolution and liquidation of Chadmoore, Chadmoore cancelled some outstanding options held by such persons, in lieu of which Chadmoore determined to make cash payments upon the closing of the asset sale. On August 8, 2002, each outside director, Gary L. Stanford, Janice
H. Pellar, and Mark F. Sullivan, received payment in the amount of $105,000.

On January 15, 2003, Chadmoore entered into a two-year sublease with a limited liability company owned by Robert W. Moore. Under the term of the sublease, Chadmoore will co-use with two other tenants approximately 2,290 total square feet of rentable floor area at a base rent of $1,035 per month plus one third of utilities and other normal and ordinary expenses. The two-year sublease expires January 14, 2005.

On May 1, 1998, Chadmoore and Recovery entered into an advisory agreement commencing on May 1, 1998 and ending on the fifth anniversary. The advisory agreement stipulates that Recovery shall devote such time and effort to the performance of providing consulting and management advisory services for Chadmoore as deemed necessary by Recovery. Chadmoore shall pay an annual consulting fee of $312,500 beginning on May 1, 1999 which shall be paid in advance, in equal monthly installments, reduced by the Series C Preferred dividends paid in the preceding twelve months. Jeffrey A. Lipkin and Joseph J. Finn-Egan, managing partners for Recovery, served as directors of Chadmoore until May 1, 2002, when they resigned.

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


NOTE 11 - COMMITMENTS AND CONTINGENCIES

A. LEGAL MATTERS

In October, 2001, Chadmoore received a demand for arbitration from Emergency Radio Services, Inc. ("ERS") with respect to an alleged breach of a contract claim. In its demand for arbitration, ERS argued that an agreement executed between ERS and Chadmoore in 1997 entitled it to numerous radio channels in Fort Wayne, Indiana. Based upon the scope of ERS' demand, the Company previously restricted $5.65 million of the cash balance for this matter. However, subsequent to September 30, 2002, management concluded negotiations whereby this matter was favorably settled. More particularly, the Company reached an agreement wherein ERS released Chadmoore fully from any and all claims in exchange for Chadmoore's transfer of title to ERS of five remaining channels in the Fort Wayne, Indiana market and a cash payment of $375,000.

A complaint was filed by Third Mobile Limited, a Texas Limited Liability Company and shareholder of Chadmoore, naming Chadmoore as defendant, on December 13, 2001 in the United States District Court for the District of Nevada. The complaint was served on Chadmoore on January 31, 2002. The complaint seeks monetary damages relating to certain oral misrepresentations Robert Moore or other Chadmoore representatives allegedly made to Third Mobile around January 1995, that induced Third Mobile to invest $700,000 in Chadmoore Communications, Inc. Based on written demands made by Third Mobile, Chadmoore believes that the maximum amount claimed by Third Mobile is approximately $3.75 million. Chadmoore believes the complaint is without substantive merit, and is also likely barred by the applicable statute of limitations since it relates to events that allegedly took place eight years ago in January and February of 1995. On May 14, 2002, Chadmoore caused outside counsel to file a Motion to Dismiss Third Mobile's complaint. In the interim, and based on Third Mobile's attempts to initiate extended discovery proceedings, Chadmoore has indicated its unwillingness to consent to a further extension of the court ordered discovery period. Moreover, Chadmoore on March 14, 2003, filed a Motion for Summary Judgment asserting that initial discovery further revealed the frivolous nature of the suit, and seeking dismissal of the matter with an award of costs to Chadmoore. Subsequently, Third Mobile filed an opposition to Chadmoore's motion and requested that the court impose an extension of the discovery schedule to allow for additional depositions to be taken. On April 4, 2003, the court dismissed Chadmoore's motion. Simultaneously, the court also dismissed Third Mobile's motion for an extension of the discovery period. Accordingly, it is expected that the court will establish a trial calendar for this matter on or before mid to late May, 2003. Management cannot forecast the actual outcome of this matter, nor can it currently provide a timetable for when it believes the matter will be concluded. Nevertheless, based on management's review of the complaint, and recent discovery proceedings, the Company believes it is reasonably possible that no substantial adverse impact on the Company will result.

In late September, 2002, Chadmoore received a letter from Cindy Ashcroft, principal of Ashcroft ITV ("Ashcroft") seeking payment for licenses which Ashcroft purports were transferred to Chadmoore. Ashcroft requested, through its letter, a payment in excess of $4 million from Chadmoore for the subject licenses, or alternatively a further explanation from the Company as to why such a payment would not be forthcoming. Chadmoore has reviewed its files and Chadmoore management, along with outside counsel, has analyzed the matter at considerable length. Upon review of the evidence in the light most favorable to Ashcroft, Chadmoore believes that it could potentially be liable to Ashcroft for approximately $23,750 in license payments. On the other hand, the Company believes it has a valid counterclaim for approximately $89,000 against Ashcroft for interim management fees earned while the Company managed and operated Ashcroft's licensed facilities in order to keep them in compliance with FCC requirements. Thus, the Company recently so informed Ms. Ashcroft and has suggested that a direct meeting between Company management and Ms. Ashcroft and/or her representatives take place as promptly as practicable to resolve the parties' starkly differing views of the matter. At this time, management has received no reply from Ms. Ashcroft with respect to the Company's suggestion. While Chadmoore cannot forecast the ultimate outcome of this matter, based on management's review of the files and Ashcroft's request, as well as internal conferences and conferences with outside counsel regarding this matter, the Company believes that it is remote that a substantial adverse impact on the Company will result.

Electronic Maintenance Company, Inc. ("EMCO"), on December 4, 2002, filed a complaint in the 19th Judicial District Court of Louisiana against Chadmoore Wireless Group, Inc. and PTT Baton Rouge, LLC, seeking unspecified damages for what EMCO alleges was a breach of certain agreements which governed operation of a radio system jointly owned by EMCO and Chadmoore operating in Baton Rouge, Louisiana. EMCO also requested that the Court enjoin Chadmoore from further shareholder distributions, absent a set-aside for this matter. While no exact set-aside amount was specified by EMCO, in subsequent discussions with EMCO's counsel it was suggested that a hold-back should be made in the amount of $1.5 million. Chadmoore was served with EMCO's complaint on December 9, 2002. Initial attempts to obtain a realistic appraisal of EMCO's damage allegations and the underlying basis for the filing of the complaint proved unfruitful and an amicable resolution of the matter was not forthcoming. Accordingly on January 7, 2003, Chadmoore filed a Notice of Removal indicating there was diversity jurisdiction and asked that jurisdiction be taken by the United States District Court for the Middle District of Louisiana. Additionally, Chadmoore sought dismissal of the EMCO case on the grounds that the subject agreements that formed the basis of EMCO's complaint provided that disputes between the parties would be taken to an arbitrator or a mediator with arbitration and/or mediation taking place in Las Vegas, Nevada. Subsequently, EMCO filed its opposition to Chadmoore's Motion to Dismiss and Chadmoore subsequently filed its Reply. In March, 2003, EMCO filed a Motion seeking to remand asking that jurisdiction of the case be returned to the 19th Judicial District Court of Louisiana. Chadmoore has since filed its opposition to the Motion to Remand. At this time, settlement discussions continue on a sporadic basis with counsel for EMCO, but to date, no resolution of this matter has been obtained. Management believes that a decision on the jurisdictional issue may be forthcoming during the second quarter of 2003. However, at this time Chadmoore is unable to predict, with any reasonable degree of certainty, a timetable for the resolution of this matter; and because of the apparent unwillingness of EMCO to stipulate with adequate specificity the basis for its claims, or its view of the harm it believes it has incurred, management is also unable to predict with any degree of accuracy the ultimate outcome of this matter.

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



C. LEASE COMMITMENTS

Chadmoore entered into a sublease for its corporate offices in Las Vegas, Nevada, commencing in January 2003, under a non-cancelable operating lease agreement, which expires in January 2005. Terms of the lease provide for minimum monthly lease payments of approximately $1,035.

Future minimum payments associated with the antenna leases described herein, including renewal options, are as follows:

         Year ended December 31,
                  2003                               $           59,758
                  2004                                           20,856
                  2005                                           21,900
                  2006                                           19,160
                                                     ------------------

                                                     $          121,674
                                                     ==================

Total rent expense for the year ended December 31, 2001 amounted to approximately $3,129,000. Total rent paid and charged against estimated future operating costs amounted to about $149,000 for the year ended December 31, 2002.

D. EMPLOYMENT ARRANGEMENTS

Chadmoore has employment arrangements with certain of its executive officers that provide for lump sum severance payments upon termination of employment under certain circumstances.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS. The following table sets forth as of March 22, 2003 the names and ages of all directors and executive officers of the company, indicating all positions and offices with the registrant held by each such person and the period during which he or she has served as a director or executive officer:

                                                                            PERIOD OF SERVICE AS
NAME                        AGE               POSITION                      DIRECTOR OR EXECUTIVE OFFICER
--------------------------  ----------------  ----------------------------  -----------------------------
Robert W. Moore             45                President, CEO and Director   02/95 to Present

Stephen K. Radusch          50                Chief Financial Officer       01/00 to Present
                                              Treasurer                     03/00 to Present

Rick D. Rhodes              48                Chief Regulatory Officer      06/98 to Present
                                              Secretary                     06/98 to Present
                                              Senior Vice President         06/98 to Present

Gary L. Stanford            64                Director                      05/98 to Present

Gil Labrucherie             31                Director                      11/02 to Present

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

GIL LABRUCHERIE has been a Director since December 2002. From September 2000 to present, Mr. Labrucherie has served as the Vice President of Corporate Development at E2open LLC, an enterprise application software company. From September 1999 to September 2000, Mr. Labrucherie served as a Senior Director of Corporate Development for the Alta Vista Company (a CMGI, Inc. majority-owned subsidiary). From 1996-1999, Mr. Labrucherie was a associate at the law firm of Wilson Sonsini Goodrich & Rosati headquartered in Palo Alto, California. Mr. Labrucherie holds a Juris Doctor degree from the University of California Berkeley Boalt Hall School of Law and a Bachelor of Arts degree from the University of California at Davis.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities registered under the Exchange Act, to file initial reports of ownership and reports indicating changes in ownership with the Securities and Exchange Commission (the "SEC") and each exchange in which its securities are traded. Executive officers and directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on representations by each officer, director and greater than ten percent stockholder, all filing requirements of Section 16(a) were complied with during the fiscal year ended December 31, 2002.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received for services rendered to the Company during the years ended December 31, 2000, 2001 and 2002 by the Chief Executive Officer of the Company and all other executive officers of the Company whose total salary and bonus for such fiscal year exceeded $100,000 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE
                                                                                          LONG TERM
                                                       ANNUAL COMPENSATION               COMPENSATION

NAME                              YEAR         SALARY        BONUS(1)       OTHER
AND                               ENDED                                                   SECURITIES
PRINCIPAL                       DECEMBER                                                  UNDERLYING
POSITION                           31           ($)             ($)          ($)            OPTIONS
---------------------------- --------------- -----------    ------------ ------------     ---------------
Robert W. Moore                    2002         242,538             -      2,167,842 (2)         -
President, Chief Executive         2001         183,750          50,000         -                -
Officer and Director               2000         175,000          50,000         -           1,700,000 (4)

Rick D. Rhodes                     2002         175,000             -      1,658,986  (2)        -
Chief Regulatory Officer           2001         135,000          40,000         -           1,400,000 (5)
and Secretary                      2000         135,000          40,000         -           1,400,000

Stephen K. Radusch                 2002         175,000             -      1,502,791  (2)        -
Chief Financial Officer and        2001         135,000          40,000         -                -
Treasurer                          2000         134,048          40,000       12,786  (3)   1,200,000 (6)


(1) During 1999, Chadmoore accrued bonuses of $30,000 each for Mr. Moore and Mr. Rhodes. These bonuses were paid in February, 2000.
(2) Represents employment agreement termination payments pursuant to employment agreements with Chadmoore plus six month stay-put cash payments as described under "Employment Agreement Termination Payments" and "Stay-Put Cash Incentive Payments" below. In addition, each was paid for accrued and unused vacation days through the closing of the Nextel sale.
(3) Represent relocation expenses paid during 2000. (4) Represents option to purchase shares of Chadmoore common stock, of which options to purchase 1,200,000 shares were subsequently cancelled by Chadmoore. In lieu of the cancelled options, Chadmoore has determined to make a stay-put cash payment as described under "Stay-Put Cash Incentive Payments" below.
(5) Represents option to purchase shares of Chadmoore common stock, of which options to purchase 950,000 shares were subsequently cancelled by Chadmoore. In lieu of the cancelled options, Chadmoore has determined to make a stay-put cash payment as described under "Stay-Put Cash Incentive Payments" below.
(6) Represents option to purchase shares of Chadmoore common stock, of which options to purchase 700,000 shares were subsequently cancelled by Chadmoore. In lieu of the cancelled options, Chadmoore has determined to make a stay-put cash payment as described under "Stay-Put Cash Incentive Payments" below.

COMPENSATION OF DIRECTORS. Beginning in December 2002, Chadmoore initiated a cash compensation program for members of its board of directors. Each non-management member receives $1,750 per month for services as a director plus reimbursement for reasonable expenses incurred in attending meetings of the Board. Prior to December, 2002, Chadmoore reimbursed directors reasonable expenses but did not pay any cash compensation for their services. In addition, during the Company's 2000 fiscal year, each of Janice H. Pellar, Gary L. Stanford and Mark F. Sullivan were granted options to purchase 252,000 shares of the Company's common stock, 150,000 of which were subsequently cancelled, in lieu of which Chadmoore made stay-put cash payments as described under "Stay-Put Cash Incentive Payments" below. Members of the Chadmoore board of directors who are also employees of Chadmoore did not receive any compensation for their services as members of the Chadmoore board of directors.

STAY-PUT CASH INCENTIVE PAYMENTS

In order to motivate and incentivize some members of Chadmoore's management and some non-management directors of Chadmoore to work towards the completion of the asset sale and to manage the subsequent dissolution and liquidation of Chadmoore, Chadmoore cancelled some outstanding options held by such persons, in lieu of which Chadmoore determined to make cash payments upon the closing of the asset sale in the aggregate amount of about $3.0 million. All of the stay-put cash payments were made on or about August 8, 2002. The recipients of the stay-put cash payments include Mr. Moore, in the amount of $840,000, Mr. Rhodes, in the amount of $665,000, Mr. Radusch, in the amount of $490,000, and $105,000 to each of Janice H. Pellar, Gary L. Stanford and Mark F. Sullivan, each of whom was a non-management director of Chadmoore at the time of payment.

Each of the above-named management personnel has executed a form of Amended and Restated Stay Put Bonus and Employment Agreement outlining the terms of his continued employment by the Company. Pursuant to such agreements, on or about February 8, 2003, Chadmoore paid management personnel, in addition to his regular salary payments, a lump sum payment equal to his annual compensation. These lump sum payments were in the amount of $225,000 to Mr. Moore, $175,000 to Mr. Rhodes and, $175,000 to Mr. Radusch.

Each of Messrs. Moore, Rhodes and Radusch will continue to provide full-time services to Chadmoore from now until such time as the Board determines that the full-time services of these officers are not needed by Chadmoore. Chadmoore must provide 45 days' notice to any of Messrs. Moore, Rhodes or Radusch of the determination that his full-time services are no longer needed. Upon the termination of his full-time services, each of Messrs. Moore, Rhodes and Radusch will be paid $7,500 per month for a one-year period ("Stage 3") for services to Chadmoore on an as needed basis. If the employment of Messrs. Moore, Rhodes or Radusch is terminated during Stage 3, a lump sum payment to such individuals will be made in the amount of the remaining unpaid salary that would have been paid to such individual during Stage 3. Upon termination of Stage 3, Mr. Rhodes will no longer serve as an officer of Chadmoore, and Mr. Moore will be paid $6,500 per month and Mr. Radusch will be paid $6,000 per month until February 6, 2007 for services to Chadmoore on an as needed basis.

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

As noted under "Stay-Put Cash Incentive Payments", if the employment of any of Messrs. Moore, Rhodes or Radusch is terminated during Stage 3 of his employment agreement with Chadmoore (as defined therein), he will be entitled to receive a lump sum payment in the amount of any unpaid salary that would have been paid to such individual during Stage 3.

OPTION GRANTS IN LAST FISCAL YEAR.

No options were grants to any executive officer in the fiscal year 2002 or 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 22, 2003, certain information regarding the beneficial ownership of shares of common stock held by (i) the Chief Executive Officer and each of the other executive officers of the Company that received a total salary and bonus in excess of $100,000 in the year ended December 31, 2002, (ii) each shareholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (iii) each director of the Company, and (iv) all directors and executive officers of the Company as a group.

          NAME AND ADDRESS OF            AMOUNT AND NATURE OF                 PERCENTAGE
          BENEFICIAL OWNER(1)          BENEFICIAL OWNERSHIP (2)         BENEFICIALLY OWNED(3)
----------------------------------     --------------------------    ------------------------
Robert W. Moore                                3,024,266  (4)                   6.1%
Rick D. Rhodes                                   700,000  (5)                   1.4%
Stephen K. Radusch                               200,000  (6)                      *
Gil Labrucherie                                       --                           *
Joseph J. Finn-Egan                           28,702,613  (7)                  42.5%
Gary L. Stanford                                 177,000  (8)                      *
Jeffrey A. Lipkin                             28,702,613  (9)                  42.5%
Recovery Equity Investors II, L.P.
   2505 Anthem Village Drive
   Suite E-622
   Henderson, NV 89052                        28,702,613 (10)                  42.5%
All directors and executive
   officers as a group (5 persons)             4,101,266 (11)                   8.1%
-------------------
*    Less than 1%

(1) The persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.
(2) A person is deemed to be the beneficial owner of a security if such person, directly or indirectly, has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnotes the named person has sole voting and investing power with respect to shares beneficially owned.
(3) Calculated on the basis of 47,736,006 shares of Common Stock outstanding as of March 22, 2003. Includes 1,600,000 shares of the Company's Common Stock subject to options exercisable within 60 days following March 22, 2003.
(4) Comprised of 700,000 shares of the Company's Common Stock subject to options exercisable within 60 days following March 22, 2003.
(5) Comprised of 200,000 shares of the Company's Common Stock subject to options exercisable within 60 days following March 22, 2003.
(6) Comprised of (i) 8,854,662 shares of Common Stock owned by Recovery Equity Investors II, L.P. ("REI"); and (ii) 19,847,951 equivalent warrant shares on a deemed net exercise basis per letter agreement dated November 16, 2001. Mr. Finn-Egan, who is a Managing General Partner of REI, disclaims beneficial ownership of all securities of the Company held by REI.
(7) Comprised of 177,000 shares of the Company's Common Stock subject to options exercisable within 60 days following March 22, 2003.
(8) Comprised of (i) 8,854,662 shares of Common Stock owned by REI; and (ii) 19,847,951 equivalent warrant shares on a deemed net exercise basis per letter agreement dated November 16, 2001. Mr. Lipkin, who is a Managing General Partner of REI, disclaims beneficial ownership of all securities of the Company held by REI. Comprised of (i) 8,854,662 shares of Common Stock owned by REI; and (ii) 19,847,951 equivalent warrant shares on an deemed net exercise basis per letter agreement dated November 16, 2001. Mr.

     Lipkin, who is a Managing General Partner of REI, disclaims beneficial ownership of all securities of the Company held by REI.
(9) Comprised of (i) 8,854,662 shares of Common Stock owned by REI; and (ii) 19,847,951 equivalent warrant shares on a deemed net exercise basis per letter agreement dated November 16, 2001.
(10) Includes 2,677,000 shares of the Company's Common Stock subject to options exercisable within 60 days following March 22, 2003.

EQUIVALENT SHARES IN LIQUIDATION

Distributions of the net assets of Chadmoore are allocated on a per equivalent share basis that is derived from actual common shares outstanding, equivalent shares arising from the net exercise of warrants, and equivalent shares arising from the net exercise of stock options outstanding. Equivalent shares indicated in the table below assume total liquidating distribution of $0.57 per share.

                                                                 Equivalent Shares from Stock Options
                                                 ---------------------------------------------------------------------
                                                                          Number Outstanding
   Common Shares          Equivalent Shares       Range of Exercise       at December 31,         Weighted Average
    Outstanding               Warrants                  Price                   2002               Exercise Price
--------------------     --------------------    --------------------    -------------------    ----------------------
    47,736,006               20,361,558              $0.18-$0.29             195,371(1)                 $0.26

(1) Based on liquidating distributions through December 31, 2002.

Included in the options outstanding at December 31, 2002, were 4,018,125 options with an exercise price of $0.48-$1.56 per share. If total liquidating distributions equal $0.57 per share, total equivalent shares from stock options would equal about 721,300 shares.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended December 31, 2002 and 2001, Chadmoore paid $0 and $21,000, respectively to Private Equity Partners ("PEP"), for professional services associated with equity and debt financings. Mark F. Sullivan, who was then a director of Chadmoore, is an owner and managing partner of PEP.

On January 21, 2000, Chadmoore issued a warrant to purchase 250,000 share of Chadmoore's Common Stock at an exercise price of $0.21. This warrant is held by the Sullivan Family Trust, of which Mark F. Sullivan and his wife are the only trustees.

On January 15, 2003, Chadmoore entered into a two-year sublease with a limited liability company owned by Robert W. Moore. Under the terms of the sublease, Chadmoore will co-use with two other tenants approximately 2,290 total square feet of rentable floor area at a base rent of $1,035 per month plus one third of utilities and other normal and ordinary expenses. The two-year sublease expires January 14, 2005.

On May 1, 1998, Chadmoore and Recovery Equity Investors II ("Recovery") entered into an advisory agreement commencing on May 1, 1998 and ending on the fifth anniversary. The advisory agreement stipulates that Recovery shall devote such time and effort to the performance of providing, consulting and management advisory services for Chadmoore as deemed necessary by Recovery. Chadmoore shall pay an annual consulting fee of $312,500 beginning on May 1, 1999, which shall be paid in advance, in equal monthly installments, reduced by the Series C Preferred dividends paid in the preceding twelve months. Jeffrey A. Lipkin and Joseph J. Finn-Egan, managing partners for Recovery, served as directors of Chadmoore until May 1, 2002, when they resigned.

LETTER AGREEMENT WITH RECOVERY EQUITY INVESTORS II

Chadmoore entered into a restated letter agreement, dated as of November 16, 2001, with Recovery, an affiliate of Chadmoore. Recovery Equity Investors II beneficially owns approximately 41.6% of the shares of Chadmoore common stock on a fully diluted basis. In order to secure Recovery's voting support of the asset sale and to resolve various issues arising out of the Investment Agreement, dated as of May 1, 1998, between Chadmoore and Recovery:

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

   o In addition, Chadmoore has agreed to permit Recovery to exchange its second warrant allowing it to purchase up to about 9.8 million shares of Chadmoore common stock at an exercise price of $0.001 per share on a deemed net exercise basis directly for cash. The cash will be equal to the cash that Recovery would have received if it had exercised the warrant it is exchanging in full on a net exercise basis and received shares of Chadmoore common stock.

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

Following the closing of the asset sale, Chadmoore paid Recovery all accrued and unpaid fees due under the Advisory Agreement, dated as of May 1, 1998, between Chadmoore and Recovery, in the amount of about $338,500. In addition, Chadmoore has agreed to pay Recovery an additional $364,600 in fees under the advisory agreement.

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

10.37    Form of Stay Put Bonus and Employment Agreement.

10.38 Amended and Restated Stay-Put Bonus and Employment Agreement between Chadmoore and Robert W. Moore, effective February 6, 2003

10.39 Amended and Restated Stay-Put Bonus and Employment Agreement between Chadmoore and Rick D. Rhodes, effective February 6, 2003

10.40 Amended and Restated Stay-Put Bonus and Employment Agreement between Chadmoore and Stephen K. Radusch, effective February 6, 2003

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

99.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

99.2     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)      Current Reports on Form 8-K

         (i) Current report on Form 8-K filed on November 19, 2002, reporting the engagement of McGladrey & Pullen, LLP as Chadmoore's independent auditors for the current fiscal year ending December 31, 2002.
         (ii) Current report on Form 8-K filed on December 5, 2002, reporting a delay in the filing of Form 10-QSB for the quarter ended September 30, 2002 due to a change to liquidation financial statement presentation; settlement of a breach of contract claim filed by Emergency Radio Services, Inc.; update on other litigation or possible litigation filed against Chadmoore.
         (iii) Current report on Form 8-K filed on February 28, 2003, reporting Chadmoore's second liquidating distribution of cash to shareholders of record.


ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Chadmoore, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of Chadmoore's disclosure controls and procedures as of March 3, 2003 (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that Chadmoore's disclosure controls and procedures were effective for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that it files under the Exchange Act.

CHANGES IN INTERNAL CONTROLS.

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

                              Date: April 14, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ ROBERT W. MOORE                                  Date: April 14, 2003
-------------------------------------------
Robert W. Moore, President,
Chief Executive Officer and Director

/s/ STEPHEN K. RADUSCH                               Date: April 14, 2003
-------------------------------------------
Stephen K. Radusch
Chief Financial and Accounting Officer

/s/ GARY L. STANFORD                                 Date: April 14, 2003
-------------------------------------------
Gary L. Stanford
Director

/s/ GIL LABRUCHERIE                                  Date: April 14, 2003
-------------------------------------------
Gil Labrucherie
Director

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Chief Executive Officer
Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Robert Moore provides the following certification. I, Robert Moore, President and Chief Executive Officer certify that:

1. I have reviewed this annual report on Form 10-KSB of Chadmoore Wireless Group, Inc;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report report, fairly present in all material respects the net assets in liquidation, the changes in net assets in liquidation, the results of its operations and cash flows of the issuer as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board or directors (or persons performing the equivalent functions):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 10, 2003

/s/ ROBERT W. MOORE

Robert W. Moore, Chief Executive Officer

CERTIFICATIONS

Chief Financial Officer

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Stephen K. Radusch provides the following certification.

I, Stephen K. Radusch, Chief Financial Officer certify that:


1. I have reviewed this annual report on Form 10-QSB of Chadmoore Wireless Group, Inc;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the net assets in liquidation, the changes in net assets in liquidation, the results of its operations and cash flows of the issuer as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;



5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board or directors (or persons performing the equivalent functions):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


April 10, 2003

/s/  STEPHEN K. RADUSCH

Stephen K. Radusch, Chief Financial Officer