Form 10QSB
period 2003-03-31
CHADMOORE WIRELESS GROUP INC
filed 2003-05-15
CIK 815755

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


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

                         -------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
..........Yes [X] No [  ]

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

AS OF MAY 12, 2003 ISSUER HAD 47,736,006 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [  ] No [X]
================================================================================
================================================================================

================================================================================

                                      INDEX

       PART I - FINANCIAL INFORMATION                                      PAGE

       ITEM 1.  FINANCIAL STATEMENTS

                   Consolidated Statement of Net Assets in Liquidation
                     as of March 31, 2003 and December 31, 2002             4

                   Consolidated Statement of Changes in Net Assets in
                     Liquidation for the Three Months Ended March 31,
                     2003 and the period January 29, 2002 through March
                     31, 2002                                               5

                   Consolidated Statements of Operations (Going Concern
                     Basis) for the 28 Days Ended January 28, 2002          6

                   Consolidated Statements of Cash Flows for the 28
                     Days Ended January 28, 2002                            7

                   Condensed Notes to Unaudited Interim Consolidated
                     Financial Statements                                  8-14

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND PLAN OF LIQUIDATION                         14-16

       ITEM 3.  CONTROLS AND PROCEDURES                                     16

       PART II - OTHER INFORMATION                                          17

       ITEM 1.  LEGAL PROCEEDINGS                                         17-19

       ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   20

       ITEM 6. -EXHIBITS AND REPORTS ON FORM 8-K                            20

       SIGNATURES                                                           21

       CERTIFICATIONS                                                       22

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
               Consolidated Statement of Net Assets in Liquidation
                   as of March 31, 2003 and December 31, 2002
                             (amounts in thousands)


                                                         March 31,     Dec. 31,
                                                            2003         2002
                                                        (unaudited)
                                                       ----------    ----------
    ESTIMATED VALUES OF ASSETS OF THE COMPANY

      Assets held for sale                             $     276     $     298
      Cash and cash equivalents                           27,106        32,695
      Accounts receivable, net                               293           280
      Other receivables, net                                 943           943
      Other assets, net                                      538           633
      Estimated value of partnership interests               250           250
      Estimated future interest income                       967         1,063
                                                       ----------    ----------
                   Total estimated assets                 30,373        36,162
                                                       ----------    ----------

    ESTIMATED LIABILITIES OF THE COMPANY

      Notes payable                                        5,578         5,702
      Accounts payable and accrued liabilities               844         1,100
      Federal income taxes payable                         1,826         1,826
                                                       ----------    ----------
                   Total estimated liabilities             8,248         8,628
                                                       ----------    ----------

    ESTIMATED FUTURE OPERATING COSTS and
    SETTLEMENT RESERVES DURING LIQUIDATION
       PERIOD                                             12,218        13,305
                                                       ----------    ----------



    Net assets in liquidation                          $   9,907     $  14,229
                                                       ==========    ==========

See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
    Unaudited Consolidated Statement of Changes in Net Assets in Liquidation
                For the Three Months Ended March 31, 2003 and the
                 Period January 29, 2002 through March 31, 2002
                             (amounts in thousands)

                                                                                     The Period
                                                                Three Months      January 29, 2002
                                                                    Ended             through
                                                                March 31, 2003     March 31, 2002
                                                                --------------     --------------
    Accumulated deficit, January 28, 2002                                               (20,034)

    Adjust assets and liabilities to estimated fair value                                56,995
                                                                                   --------------

    Estimated net assets in liquidation as of
      December 31, 2002 and January 28, 2002, respectively         $   14,229           36,961

    Net (loss) from operations during liquidation                         (46)            (800)
    Adjustment for minority interests                                       7             (455)
    Adjustment for net exercise of REI warrants                            --               58
    Change in estimate of:
      Future operating costs during liquidation period                    (51)        --
      Value of assets held for sale                                       (13)
    Cash distrbution to shareholders                                   (4,219)             --
                                                                --------------     --------------

    Net Assets in Liquidation                                           9,907           35,764
                                                                ==============     ==============

See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
      Unaudited Consolidated Statements of Operations (Going Concern Basis)
                     For the 28 Days Ended January 28, 2002
             (amounts in thousands, except share and per share data)


                                                                   For the
                                                                   28 Days
                                                                    Ended
                                                                 Jan. 28, 2002
                                                                 -------------
Revenues:
        Service revenue                                              $    324
        Equipment sales and maintenance                                     8
                                                                 -------------
           Total revenues
                                                                          332
                                                                 -------------

Cost of sales:
        Cost of service revenue
                                                                          182
        Cost of equipment sales and maintenance
                                                                            8
                                                                 -------------
           Total cost of sales                                            190
                                                                 -------------

Gross margin                                                              142
                                                                 -------------

Operating expenses:
        Selling, general and administrative                               608
        Depreciation and amortization
                                                                          214
                                                                 -------------
           Total operating expenses                                       822
                                                                 -------------
Loss from operations                                                    (680)
                                                                 -------------

Other income (expense):
        Minority interest in earnings                                    (14)
        Interest income (expense), net                                  (444)
        Gain on sale of licenses and equipment
              and other                                                  (97)
                                                                 -------------
                                                                        (555)
                                                                 -------------
Net (loss)                                                            (1,235)
Redeemable preferred stock dividend and accretion                        (76)
                                                                 -------------
Loss applicable to common shareholders                             $  (1,311)
                                                                 =============

Basic and Diluted
Loss per share of Common Stock                                     $    (.02)
                                                                 =============
Basic and diluted weighted average shares outstanding              54,663,127
                                                                 =============

See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
          For the 28 Days Ended January 28, 2002 (Going Concern Basis)
                             (amounts in thousands)

                                                                28 Days Ended
                                                                 January 28,
                                                                    2002
                                                               --------------

Cash flows from operating activities:
     Net (loss)                                                   $   (1,235)
     Adjustments to reconcile (net loss) to net cash (used in)
        operating activities:
             Minority interest                                            14
             Depreciation and amortization                               102
             Amortization of debt discount and issuance cost              97
             Change in operating assets and liabilities:
                  Decrease in accounts receivable
                       and other receivables                              36
                  Decrease in inventory                                    8
                  Decrease in deposits and prepaids                        6
                  (Decrease) in unearned revenues                        (27)
                  Increase (decrease) in accounts payable and
                        accrued liabilities                             (113)
                                                               --------------
Net cash (used in) operating activities                               (1,112)
                                                               --------------

Cash flows from investing activities:
     Purchase of license options                                         (31)
     Proceeds from sale of licenses and equipment                        363
                                                               --------------
Net cash provided by (used in) investing activities                      332
                                                               --------------

Cash flows from financing activities:
     Payments of long-term debt                                         (191)
     Proceeds from issuance of long-term debt                            972
                                                               --------------
Net cash provided by financing activities                                781
                                                               --------------

Net increase in cash                                                       1
Cash at beginning of period                                              118
                                                               --------------

Cash at end of period                                             $      119
                                                               ==============

See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES

     CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 1 - BASIS OF PRESENTATION

Chadmoore Wireless Group, Inc. ("Chadmoore") was a holder of frequencies in the United States in the 800 megahertz band for commercial specialized mobile radio service.

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

Chadmoore adopted the liquidation basis of accounting effective January 29, 2002, whereby assets are recorded at their estimated net realizable values, liabilities are recorded at their estimated settlement amounts and a reserve has been provided for potential claims. The valuation of assets and liabilities requires many estimates and assumptions by management and actual values may vary greatly from estimates. The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the ultimate settlement amounts of Chadmoore's liabilities and obligations, actual costs incurred in connection with carrying out the Plan including administrative costs during the liquidation period, and the time frame it takes to complete the liquidation.

The accompanying financial statements, notes and discussions should be read in conjunction with the consolidated financial statements, related notes and discussions contained in Chadmoore's annual report on Form 10-KSB for the year ended December 31, 2002.

The interim financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of such financial information on a liquidation basis have been included.


NOTE 2 - LIQUIDATION PLAN CHARGES, NET

Immediately following the sale of substantially all of its assets on February 8, 2002, Chadmoore began an orderly wind-down of its operations. The conversion from the going concern to liquidation basis of accounting has required management to make significant estimates and judgments. In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under liquidation basis accounting, Chadmoore recorded the following adjustments to record its assets and liabilities to fair value as of January 29, 2002, the date of adoption of liquidation basis accounting (all values in thousands).


      Assets held for sale adjusted to estimated fair value      $      76,912
      Estimated future interest income
                                                                         1,719
      Expected proceeds from sale of partnerships
           net of minority interests
                                                                         2,315
      Adjust notes payable to expected payment amount
                                                                           500
      Accrual of cumulative preferred dividends
                                                                          (574)
      Estimated future operating costs and settlement
           reserves during liquidation                                 (23,877)
                                                                 --------------
                                                                 $      56,995
                                                                 ==============

No adjustments have been recorded for future estimated operating results of the remaining partner markets due to the inherent uncertainties. Actual operating results are recorded as a change in net assets in liquidation when earned or incurred. Based on these adjustments, net assets increased by $56,995.

The preparation of financial statements requires management to make certain estimates and assumptions that affect the net realizability of assets and estimated costs to be incurred during the liquidation period and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates are imprecise and subject to change, among other things, the estimates may be based on assumption about future conditions, transactions, or events whose outcome is uncertain. It is likely, therefore, that the actual outcome and settlement of assets and liabilities through completion of the Plan will differ from management's estimates, and those differences may be significant.

NOTE 3 - ESTIMATED VALUES OF ASSETS OF THE COMPANY

The estimated assets of Chadmoore that are set forth in the March 31, 2003 "Consolidated Statement of Net Assets in Liquidation" have been presented on the following basis:


         (a) Assets held for sale represent estimated net sales proceeds less the costs of disposal.
         (b) Cash and cash equivalents are stated at fair value. Generally, cash balances held in financial institutions may be in excess of federally insured amounts.
         (c) Estimated future interest income was estimated by management based upon future expected cash flows.
         (d) The estimated value of partnership interests represent the amount of proceeds expected from the sale of the partnership interests.
         (e) Other assets, net, represent primarily prepayments on future operating costs and cash held in escrow. (f) Accounts and other receivables, net, are carried at their expected collectible amounts.

NOTE 4 - ESTIMATED LIABILITIES OF THE COMPANY

The estimated liabilities of Chadmoore that are set forth in the March 31, 2003 "Consolidated Statement of Net Assets in Liquidation" have been presented on the following basis:

         (a) Notes payable represent non-interest bearing amounts owed in connection with license commissions, the purchase of assets and the purchase of licenses from licensees.
         (b) Accounts payable and accrued expenses include all amounts that remain unpaid for liquidation activities and remaining partnership operations.
         (c) Accrued income taxes payable at March 31, 2003 were $1.8 million, which relates to the expected tax obligation for calendar year 2002.

The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of Chadmoore's assets, the ultimate settlement amounts of Chadmoore's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the liquidation period, resolution of uncertainties and litigation, and the timing of the liquidation and dissolution. A summary of significant estimates and judgments utilized in preparation of the March 31, 2003 consolidated financial statements on a liquidation basis follows:

         Estimated value of partnership interests and future interest income

         At March 31, 2003, the estimated value of partnership interests and future interest income represented about 12.3% of Chadmoore's estimated net assets in liquidation. The estimated value of partnership interest, $250,000, represents management's estimate of expected proceeds from the sale of remaining partnership interests. The estimated future interest income of $967,000 represents management's estimate of future interest earnings based on current (1.27% annual rate at March 31, 2003) market rates of interest over the remaining liquidation period.

         Estimated future operating costs and settlement reserves during the liquidation period.

         Chadmoore recorded amounts for estimated future operating costs during liquidation and for settlement reserves on January 29, 2002, when the Company adopted the liquidation basis of accounting. The table presented in Note 5 summarizes the estimated amounts as of the date of adoption of the liquidation basis of accounting and the actual costs that have been incurred and paid during the period from January 29, 2002 through March 31, 2003.

         Estimated note payable settlement amounts.

         Long-term debt as of March 31, 2003 is recorded at their anticipated settlement amounts. Certain disputes have arisen in connection with some of the underlying notes and management is in the process of negotiating settlement with the respective note holders.

NOTE 5 - ESTIMATED FUTURE OPERATING COSTS AND SETTLEMENT RESERVES

The Company recorded amounts for estimated future operating costs and settlement reserves on January 29, 2002 when the Company adopted the liquidation basis. The table presented below summarized the estimated future operating costs and settlement reserves as of December 31, 2002, changes from initial estimates, and the actual costs that have been incurred and paid during the period from December 31, 2002 through March 31, 2003.


                               As of       Change in  Incurred      As of
                           Dec. 31, 2002    Estimate  and paid  Mar. 31, 2003
                           --------------  ---------  --------  --------------
Compensation for
   liquidation personnel   $       1,800   $      --  $  (911)  $        889
Insurance, utilities and
   facility expenses                429           --      (63)           366
Legal, audit and other
   professional fees                798           51     (164)           685
General contingency
   reserve                       10,278           --       --         10,278
                           -------------   ---------  --------  ------------
Total estimated future
   operating costs and
   settlement reserves     $     13,305    $      51  $(1,138)  $     12,218
                           =============   =========  ========  ============

In view of the expected duration of the liquidation period until February 22, 2007, and the requirement of Colorado law that Chadmoore maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all known and unknown contingent claims, Chadmoore established a general contingency reserve upon the adoption of liquidation basis accounting on January 29, 2002. The amount of the reserve initially established was $9.7 million and is $10.3 million at March 31, 2003.

The majority of this general reserve at March 31, 2003, $8.9 million, relates to contingencies involving the resolution of various federal, state and local taxation issues. Other matters covered by this reserve include existing litigation and claims, settlement of existing liabilities, and a general reserve for currently unidentified contingencies and unasserted claims. This reserve has been established for matters for which there is insufficient information upon which management can reasonably estimate a settlement amount, or where the ultimate settlement amount will be based on future events which management cannot reasonably predict at this time. The outcome of these contingencies may involve litigation, the ultimate outcome of which cannot be determined at this time. Accordingly, management has provided the reserve at the estimated maximum possible settlement amount, however, the actual amount could be higher based on the ultimate outcome of litigation matters which are subject to inherently unpredictable risks and uncertainties.

As a result of the uncertainty regarding the estimates associated underlying the general contingency reserve, it is likely that the actual outcome of the resolutions of these contingencies will differ from management's estimates at this time, and those differences may be significant. In addition, since the resolution of these matters will inevitably involve procedural, and probably judicial proceedings, it is likely that the resolution of the majority of these contingencies will not occur in the near term. As more information becomes available to management, and as future resolution events regarding these contingencies occur, management will adjust the general contingency reserve appropriately, if needed. See Note 6 - Commitments and Contingencies for further discussion.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

A complaint was filed by Third Mobile Limited, a Texas limited liability company ("Third Mobile") and shareholder of Chadmoore, naming Chadmoore as defendant, on December 13, 2001 in the United States District Court for the District of Nevada. The complaint was served on Chadmoore on January 31, 2002. The complaint seeks monetary damages relating to certain oral misrepresentations Robert Moore or other Chadmoore representatives allegedly made to Third Mobile around January 1995, that induced Third Mobile to invest $700,000 in Chadmoore Communications, Inc. Based on written demands made by Third Mobile, Chadmoore believes that the maximum amount claimed by Third Mobile is approximately $3.75 million. Chadmoore believes the complaint is without substantive merit, and is also likely barred by the applicable statute of limitations since it relates to events that allegedly took place seven years ago in January and February of 1995. Chadmoore has filed its first response in this matter with the District Court. Moreover, initial discovery has commenced in this matter and on May 14, 2002, Chadmoore caused outside counsel to file a Motion to Dismiss Third Mobile's complaint. In the interim, and based on Third Mobile's attempts to initiate extended discovery proceedings, Chadmoore has indicated its unwillingness to consent to a further extension of the court ordered discovery period. Moreover, Chadmoore on March 14, 2003, filed a Motion for Summary Judgment as a supplement to its previously filed Motion to Dismiss, the motion asserted that initial discovery further revealed the frivolous nature of the suit, and subsequent dismissal of the matter with an award of costs to Chadmoore. Subsequently, Third Mobile filed an opposition to Chadmoore's motion and requested that the court impose an extension of the discovery schedule to allow for additional depositions to be taken. On April 4, 2003, the court dismissed Chadmoore's motion. Simultaneously, the court also dismissed Third Mobile's motion for an extension of the discovery period. Subsequently, the plaintiffs have continued efforts to produce joint a joint pre-trial order proposal, but to date have not been able to reach agreement on a finalized draft. This item is now due at the court on or about May 21, 2003. Accordingly, it is expected that the court will establish a trial calendar for this matter in the late May to mid-June, 2003 timeframe. Management cannot forecast the actual outcome of this matter, nor can it currently provide a timetable for when it believes the matter will be concluded. Nevertheless, based on management's review of the complaint, and recent discovery proceedings, the Company believes it is more likely than not that no substantial adverse impact on the Company will result.

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

Electronic Maintenance Company, Inc. ("EMCO"), on December 4, 2002, filed a complaint in the 19th Judicial District Court of Louisiana against Chadmoore Wireless Group, Inc. and PTT Baton Rouge, LLC, seeking unspecified damages for what EMCO alleges was a breach of certain agreements which governed operation of a radio system jointly owned by EMCO and Chadmoore operating in Baton Rouge, Louisiana. EMCO also requested that the Court enjoin Chadmoore from further shareholder distributions, absent a set-aside for this matter. While no specific set-aside amount was specified by EMCO, in subsequent discussions with EMCO's counsel it was suggested that a hold-back should be made in the amount of $1.5 million. Chadmoore was served with EMCO's complaint on December 9, 2002. Initial attempts to obtain a realistic appraisal of EMCO's damage allegations and the underlying basis for the filing of the complaint proved unfruitful and an amicable resolution of the matter was not forthcoming. Accordingly on January 7, 2003, Chadmoore filed a Notice of Removal indicating there was diversity jurisdiction and asked that jurisdiction be taken by the United States District Court for the Middle District of Louisiana. Additionally, Chadmoore sought dismissal of the EMCO case on the grounds that the subject agreements that formed the basis of EMCO's complaint provided that disputes between the parties would be taken to an arbitrator or a mediator with arbitration and/or mediation taking place in Las Vegas, Nevada. Subsequently, EMCO filed its opposition to Chadmoore's Motion to Dismiss and Chadmoore subsequently filed its Reply. In March, 2003, EMCO filed a Motion seeking to remand asking that jurisdiction of the case be returned to the 19th Judicial District Court of Louisiana. Chadmoore has since filed its opposition to the Motion to Remand. At this time, settlement discussions continue on a sporadic basis with counsel for EMCO, but to date, no resolution of this matter has been obtained. Management believes that a decision on the jurisdictional issue may be forthcoming as early as the second quarter of 2003. However, at this time Chadmoore is unable to predict, with any reasonable degree of certainty, a timetable for the resolution of this matter; and because of the apparent unwillingness of EMCO to stipulate with adequate specificity the basis for its claims, or its view of the harm it believes it has incurred, management is also unable to predict with any degree of accuracy the ultimate outcome of this matter.

On March 13, 2003, American Tower Corporation submitted to Chadmoore a notice of default under several license agreements which existed earlier between American Tower and Chadmoore. American Tower sought immediate payment of an outstanding balance of about $234,000. On March 19, 2003, Chadmoore formally responded to American Tower's notice and indicated that Chadmoore believes it has no legal duty to continue any payments to American on the basis of the agreements. Thus, Chadmoore rejected American Tower's position and its demand. On March 20, 2003, Chadmoore received confirmation from American Tower's legal department that Chadmoore's response had been received. To date, nothing further has been forthcoming from American Tower with respect to this matter.

Chadmoore may also be subject to various legal proceedings and claims that may arise during liquidation. Chadmoore currently believes that any such proceedings and potential claims will not have a material adverse impact on Chadmoore's estimate of net assets in liquidation.


NOTE 7- RELATED PARTY TRANSACTIONS

On January 15, 2003, Chadmoore entered into a two-year sublease with a limited liability company owned by Robert W. Moore, president and chief executive officer. Under the term of the sublease, Chadmoore will co-use with two other tenants approximately 2,290 total square feet of rentable floor area at a base rent of $1,035 per month plus one third of utilities and other normal and ordinary expenses. The two-year sublease expires January 14, 2005.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND STATUS OF LIQUIDATION

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. These statements contain words such as "intends", "plan", "future", "will", "anticipates", and "believes" and include statements regarding Chadmoore's dissolution and liquidation. Although Chadmoore believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. Chadmoore cautions investors that any forward-looking statements made by Chadmoore are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. See Chadmoore's annual report on Form 10-KSB for the year ended December 31, 2002.


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

In order to reduce liquidation costs, Chadmoore's full-time staff has been reduced to four remaining officers who will handle all remaining liquidation issues. Under Colorado law, Chadmoore will remain in existence as a non-operating entity for five years from February 22, 2002 and will maintain liquid assets to cover any remaining liabilities and pay operating costs during the dissolution period. During the dissolution period, Chadmoore will attempt to convert its remaining assets to cash and settle its liabilities as expeditiously as possible.

STATUS OF LIQUIDATION

On February 8, 2002, Chadmoore sold substantially all of its assets to Nextel Communications, Inc. ("Nextel") for $130 million in cash resulting in a gain of about $88 million, terminated its operations and began an orderly liquidation of the Company, including laying off most of its employees. Chadmoore is in the process of restating its first and second quarter 2002 financials to record the adjustments required under generally accepted accounting principles to present the financial statements on a liquidation basis, which reflects the carrying amounts of assets and liabilities estimated to be incurred during Chadmoore's liquidation period. As a result, the operations of Chadmoore are not comparable to previously reported prior period activity.

LIQUIDITY AND CAPITAL RESOURCES

Chadmoore's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values for such assets and to settle all claims on terms most favorable to Chadmoore. The liquidation is expected to be concluded prior to the fifth anniversary of the filing of the Certificate of Dissolution in Colorado by a final liquidating distribution directly to shareholders of record. The initial cash distribution under the Plan was made on July 12, 2002 in the aggregate amount of $22.7 million, or about $.3323 per equivalent share. On February 28, 2003, a second distribution of cash in the aggregate amount of $4.2 million, or $.061967 per equivalent share, was initiated. As of March 12, 2003, Chadmoore has distributed an aggregate of about $27 million, or $.3943 per equivalent share. Remaining net assets available for distribution to shareholders as of March 31, 2003 are currently estimated to be about $9.9 million.

ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2003, none of Chadmoore's long-term debt bears interest. Cash is maintained primarily in an uninsured money market account, which earns interest at the current market rate.


ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Chadmoore, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of Chadmoore's disclosure controls and procedures as of March 31, 2003 (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that Chadmoore's disclosure controls and procedures were effective for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that it files under the Exchange Act.

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

A complaint was filed by Third Mobile Limited, a Texas limited liability company ("Third Mobile") and shareholder of Chadmoore, naming Chadmoore as defendant, on December 13, 2001 in the United States District Court for the District of Nevada. The complaint was served on Chadmoore on January 31, 2002. The complaint seeks monetary damages relating to certain oral misrepresentations Robert Moore or other Chadmoore representatives allegedly made to Third Mobile around January 1995, that induced Third Mobile to invest $700,000 in Chadmoore Communications, Inc. Based on written demands made by Third Mobile, Chadmoore believes that the maximum amount claimed by Third Mobile is approximately $3.75 million. Chadmoore believes the complaint is without substantive merit, and is also likely barred by the applicable statute of limitations since it relates to events that allegedly took place seven years ago in January and February of 1995. Chadmoore has filed its first response in this matter with the District Court. Moreover, initial discovery has commenced in this matter and on May 14, 2002, Chadmoore caused outside counsel to file a Motion to Dismiss Third Mobile's complaint. In the interim, and based on Third Mobile's attempts to initiate extended discovery proceedings, Chadmoore has indicated its unwillingness to consent to a further extension of the court ordered discovery period. Moreover, Chadmoore on March 14, 2003, filed a Motion for Summary Judgment as a supplement to its previously filed Motion to Dismiss, the motion asserted that initial discovery further revealed the frivolous nature of the suit, and subsequent dismissal of the matter with an award of costs to Chadmoore. Subsequently, Third Mobile filed an opposition to Chadmoore's motion and requested that the court impose an extension of the discovery schedule to allow for additional depositions to be taken. On April 4, 2003, the court dismissed Chadmoore's motion. Simultaneously, the court also dismissed Third Mobile's motion for an extension of the discovery period. Subsequently, the plaintiffs have continued efforts to produce joint a joint pre-trial order proposal, but to date have not been able to reach agreement on a finalized draft. This item is now due at the court on or about May 21, 2003. Accordingly, it is expected that the court will establish a trial calendar for this matter in the late May to mid-June, 2003 timeframe. Management cannot forecast the actual outcome of this matter, nor can it currently provide a timetable for when it believes the matter will be concluded. Nevertheless, based on management's review of the complaint, and recent discovery proceedings, the Company believes it is more likely than not that no substantial adverse impact on the Company will result.

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

Electronic Maintenance Company, Inc. ("EMCO"), on December 4, 2002, filed a complaint in the 19th Judicial District Court of Louisiana against Chadmoore Wireless Group, Inc. and PTT Baton Rouge, LLC, seeking unspecified damages for what EMCO alleges was a breach of certain agreements which governed operation of a radio system jointly owned by EMCO and Chadmoore operating in Baton Rouge, Louisiana. EMCO also requested that the Court enjoin Chadmoore from further shareholder distributions, absent a set-aside for this matter. While no specific set-aside amount was specified by EMCO, in subsequent discussions with EMCO's counsel it was suggested that a hold-back should be made in the amount of $1.5 million. Chadmoore was served with EMCO's complaint on December 9, 2002. Initial attempts to obtain a realistic appraisal of EMCO's damage allegations and the underlying basis for the filing of the complaint proved unfruitful and an amicable resolution of the matter was not forthcoming. Accordingly on January 7, 2003, Chadmoore filed a Notice of Removal indicating there was diversity jurisdiction and asked that jurisdiction be taken by the United States District Court for the Middle District of Louisiana. Additionally, Chadmoore sought dismissal of the EMCO case on the grounds that the subject agreements that formed the basis of EMCO's complaint provided that disputes between the parties would be taken to an arbitrator or a mediator with arbitration and/or mediation taking place in Las Vegas, Nevada. Subsequently, EMCO filed its opposition to Chadmoore's Motion to Dismiss and Chadmoore subsequently filed its Reply. In March, 2003, EMCO filed a Motion seeking to remand asking that jurisdiction of the case be returned to the 19th Judicial District Court of Louisiana. Chadmoore has since filed its opposition to the Motion to Remand. At this time, settlement discussions continue on a sporadic basis with counsel for EMCO, but to date, no resolution of this matter has been obtained. Management believes that a decision on the jurisdictional issue may be forthcoming as early as the second quarter of 2003. However, at this time Chadmoore is unable to predict, with any reasonable degree of certainty, a timetable for the resolution of this matter; and because of the apparent unwillingness of EMCO to stipulate with adequate specificity the basis for its claims, or its view of the harm it believes it has incurred, management is also unable to predict with any degree of accuracy the ultimate outcome of this matter.

On March 13, 2003, American Tower Corporation submitted to Chadmoore a notice of default under several license agreements which existed earlier between American Tower and Chadmoore. American Tower sought immediate payment of an outstanding balance of about $234,000. On March 19, 2003, Chadmoore formally responded to American Tower's notice and indicated that Chadmoore believes it has no legal duty to continue any payments to American Tower on the basis of the agreements. Thus, Chadmoore rejected American Tower's position and its demand. On March 20, 2003, Chadmoore received confirmation from American Tower's legal department that Chadmoore's response had been received. To date, nothing further has been forthcoming from American Tower with respect to this matter.

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


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Additional Exhibit - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)      Reports on Form 8-K.
         Current report on Form 8-K filed March 17, 2003, reporting Chadmoore's second distribution of cash to shareholders of record in the aggregate amount of $4,275,000.

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

                                   Date: May 14, 2003

CERTIFICATIONS

Chief Executive Officer
Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Robert Moore provides the following certification. I, Robert Moore, President and Chief Executive Officer certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Chadmoore Wireless Group, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

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

May 14, 2003

/s/ ROBERT W. MOORE

Robert W. Moore, Chief Executive Officer

CERTIFICATIONS

Chief Financial Officer

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Stephen K. Radusch provides the following certification.

I, Stephen K. Radusch, Chief Financial Officer certify that:

7. I have reviewed this quarterly report on Form 10-QSB of Chadmoore Wireless Group, Inc;

8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board or directors (or persons fulfilling the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


12. The registrant's other certifying officers and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003

/s/  Stephen K. Radusch

Stephen K. Radusch, Chief Financial Officer