Form 10QSB
period 2003-06-30
CHADMOORE WIRELESS GROUP INC
filed 2003-08-19
CIK 815755

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


                                       or

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                         Commission File Number: 0-20999

                         CHADMOORE WIRELESS GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                         84-1058165
    ----------------------------                           -------------
  (State of other jurisdiction of                        (I.R.S. Employer
   Incorporation or organization)                       Identification No.)

            2458 EAST RUSSELL ROAD, SUITE B, LAS VEGAS, NEVADA 89120
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 740-5633
                                ----------------
                           (Issuer's telephone number)


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

AS OF AUGUST 12, 2003 ISSUER HAD 47,736,006 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [  ] No [X]
================================================================================

================================================================================

                                      INDEX

       PART I - FINANCIAL INFORMATION                                                                                  PAGE

       ITEM 1.  FINANCIAL STATEMENTS
                    Consolidated Statement of Net Assets in Liquidation as of June 30, 2003 and December 31, 2002       4

                    Consolidated Statement of Changes in Net Assets in Liquidation for the Three and  Six               5
                     months Ended June 30, 2003 the three  months  ended June 30, 2002, and the period January 29, 2002 through June 30, 2002

                    Consolidated Statements of Operations (Going Concern Basis) for the 28 Days Ended                   6
                     January 28, 2002

                    Consolidated Statements of Cash Flows for the 28 Days ended January 28, 2002                        7


                    Condensed Notes to Unaudited Interim Consolidated Financial Statements                             8-14

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF LIQUIDATION                   14-16

       ITEM 3.  CONTROLS AND PROCEDURES                                                                                 16

       PART II - OTHER INFORMATION                                                                                      17

       ITEM 1.  LEGAL PROCEEDINGS                                                                                     17-19

       ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                               20

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                        20

       SIGNATURES                                                                                                       21

       CERTIFICATIONS                                                                                                   22

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
               Consolidated Statement of Net Assets in Liquidation
                    as of June 30, 2003 and December 31, 2002
                             (amounts in thousands)


                                                                                 June 30,              Dec. 31,
                                                                                   2003                  2002
                                                                               (unaudited)
                                                                              ---------------      ------------------
    ESTIMATED VALUES OF ASSETS OF THE COMPANY
      Assets held for sale                                                          $   263                $    298
      Cash and cash equivalents                                                      26,004                  32,695
      Accounts receivable, net                                                          317                     280
      Other receivables, net                                                           945                      943
      Other assets, net                                                                 277                     633
      Estimated value of partnership interests                                          100                     250
      Estimated future interest income                                                  950                   1,063
                                                                              ---------------      ------------------
                   Total estimated assets                                            28,856                  36,162
                                                                              ---------------      ------------------

    ESTIMATED LIABILITIES OF THE COMPANY

      Notes payable                                                                   4,259                   5,702
      Accounts payable and accrued liabilities                                          422                   1,100
      Federal and state taxes payable                                                 4,300                   1,826
                                                                              ---------------      ------------------
                   Total estimated liabilities                                        8,981                   8,628
                                                                              ---------------      ------------------

    ESTIMATED FUTURE OPERATING COSTS and
    SETTLEMENT RESERVES DURING LIQUIDATION
      PERIOD                                                                          9,873                  13,305
                                                                              ---------------      ------------------



    Net assets in liquidation                                                     $  10,002               $  14,229
                                                                              ===============      ==================

              See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
    Unaudited Consolidated Statements of Changes in Net Assets in Liquidation
                             (amounts in thousands)

                                                                               For the six months ended
                                                                                  and for the period
                                              For the three months ended     January 29, 2002 through June
                                                                                       30, 2002
                                            ------------------------------- --------------------------------
                                               June 30,        June 30,        June 30,         June 30,
                                                 2003            2002            2003             2002
                                            --------------- --------------- ---------------- ---------------
Estimated net assets in liquidation
  as of March 31, 2003 and 2002,
  December 31, 2002 and January
  28, 2002, respectively                      $    9,907       $  35,764        $  14,229       $  36,961

Net gain from operations during
  liquidation                                        259             935              213             135

Settlement of litigation                              --            (264)              --            (264)

Adjustment for minority interests                      6              27               13            (428)
Adjustment for net exercise of
  warrants                                            --              --               --              58
Change in Estimate of:
  General contingency reserve                        350              --              350              --
  Future interest income                             (62)             --              (62)             --
  Future operation costs during
    liquidation period                              (363)             --             (414)             --
  Proceeds from sale of
    partnerships                                    (150)             --             (150)             --
  Notes payable                                      357              --              357              --
  Federal and state taxes                           (302)             --             (302)             --
  Value of assets held for sale                       --              --              (13)             --
Cash distribution to shareholders                     --              --           (4,219)             --
                                            --------------- --------------- ---------------- ---------------

Net Assets in Liquidation                       $ 10,002       $  36,462         $ 10,002       $  36,462
                                            --------------- --------------- ---------------- ---------------


              See accompanying condensed notes to unaudited interim
                      consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
      Unaudited Consolidated Statements of Operations (Going Concern Basis)
                     For the 28 Days Ended January 28, 2002
             (amounts in thousands, except share and per share data)

                                                                                           28 Days
                                                                                            Ended
                                                                                        Jan. 28, 2002
                                                                                       ----------------
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

                                                                               28 Days Ended
                                                                                January 28,
                                                                                   2002
                                                                              ----------------
Cash flows from operating activities:
     Net (loss)                                                                  $  (1,235)
     Adjustments to reconcile (net loss) to net cash (used in)
        operating activities:
             Minority interest                                                           14
             Depreciation and amortization                                              102
             Amortization of debt discount and issuance cost                             97
             Change in operating assets and liabilities:
                  Decrease in accounts receivable
                       and other receivables                                             36
                  Decrease in inventory                                                   8
                  Decrease in deposits and prepaids                                       6
                  (Decrease) in unearned revenues                                       (27)
                  Increase (decrease) in accounts payable and
                        accrued liabilities                                            (113)
                                                                              ----------------
Net cash (used in) operating activities                                              (1,112)
                                                                              ----------------

Cash flows from investing activities:
     Purchase of license options                                                        (31)
     Proceeds from sale of licenses and equipment                                       363
                                                                              ----------------
Net cash provided by (used in) investing activities                                     332
                                                                              ----------------

Cash flows from financing activities:
     Payments of long-term debt                                                        (191)
     Proceeds from issuance of long-term debt                                           972
                                                                              ----------------
Net cash provided by financing activities                                               781
                                                                              ----------------

Net increase in cash                                                                      1
Cash at beginning of period                                                             118
                                                                              ----------------

Cash at end of period                                                              $    119
                                                                              ================



              See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES

     CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


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


NOTE 2 - LIQUIDATION PLAN CHARGES, NET

Immediately following the sale of substantially all of its assets on February 8, 2002, Chadmoore began an orderly wind-down of its operations. The conversion from the going concern to liquidation basis of accounting has required management to make significant estimates and judgments. In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under liquidation basis accounting, Chadmoore recorded the following adjustments to record its assets and liabilities at fair value as of January 29, 2002, the date of adoption of liquidation basis accounting (all values in thousands).


    Assets held for sale adjusted to estimated fair value       $    76,912
    Estimated future interest income                                  1,719
    Expected proceeds from sale of partnerships
         net of minority interests                                    2,315
    Adjust notes payable to expected payment amount                     500
    Accrual of cumulative preferred dividends                          (574)
    Estimated future operating costs and settlement
         reserves during liquidation                                (23,877)
                                                                ------------
                                                                $    56,995
                                                                ============

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

NOTE 3 - ESTIMATED VALUES OF ASSETS OF THE COMPANY

The estimated assets of Chadmoore that are set forth in the June 30, 2003 "Consolidated Statement of Net Assets in Liquidation" have been presented on the following basis:


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

NOTE 4 - ESTIMATED LIABILITIES OF THE COMPANY

The estimated liabilities of Chadmoore that are set forth in the June 30, 2003 "Consolidated Statement of Net Assets in Liquidation" have been presented on the following basis:

     (a) Notes payable represent non-interest bearing amounts owed in connection with license commissions, the purchase of assets and the purchase of licenses from licensees.

     (b) Accounts payable and accrued expenses include all amounts that remain unpaid for liquidation activities and remaining partnership operations.

     (c) Federal and state income taxes payable  represents  that portion of the total estimated amounts of federal and state income taxes that management believes will be due when Chadmoore's federal and various state income tax returns for the year ended December 31, 2002 are filed. Chadmoore, in conjunction with its outside tax professionals, continually reviews its estimates of the total federal and state income taxes, as well as those amounts that will be due when such returns are filed. Due to the complexity of the asset sale to Nextel in 2002, significant assumptions and analysis are required to estimate the amounts ultimately due. During the three months ended June 30, 2003, Chadmoore increased its estimate of the federal and state income taxes that will be due upon the filing of the income tax returns for the year ended December 31, 2002 by $2.2 million, and decreased the amount of estimated federal and state income taxes reported in its general contingency reserve by $1.9 million. Because of the continuing operating expenses involved in managing the plan of liquidation, and expectations of limited gains from operations and interest income, Chadmoore does not believe that there will be future federal income taxes due beyond the year ended December 31, 2002, and believes that the amount of future minimum state taxes due will not be significant.

The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of Chadmoore's assets, the ultimate settlement amounts of
Chadmoore's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the liquidation period, resolution of uncertainties and litigation, and the timing of the liquidation and dissolution. A summary of significant estimates and judgments utilized in preparation of the June 30, 2003 consolidated financial statements on a liquidation basis follows:

     Estimated value of partnership interests and future interest income

     At June 30, 2003, the estimated value of partnership interests and future interest income represented about 10.5% of Chadmoore's estimated net assets in liquidation. The estimated value of partnership interest, $100,000, represents management's estimate of expected proceeds from the sale of remaining partnership interests. The estimated future interest income of $950,000 represents management's estimate of future interest earnings based on current (1.17% annual rate at July 1, 2003) market rates of interest over the remaining liquidation period.

     Estimated future operating costs and settlement reserves during the liquidation period.

     Chadmoore recorded amounts for estimated future operating costs during liquidation and for settlement reserves on January 29, 2002, when the Company adopted the liquidation basis of accounting. The table presented in
     Note 5 summarizes the estimated amounts as of the date of adoption of the liquidation basis of accounting and the actual costs that have been incurred and paid during the period from January 29, 2002 through June 30, 2003.

     Estimated note payable settlement amounts.

     Long-term debt as of June 30, 2003 is recorded at their anticipated settlement amounts. Certain disputes have arisen in connection with some of the underlying notes and management is in the process of negotiating settlement with the respective note holders. During the three months ended June 30, 2003, certain of these disputes were resolved with the note holders, resulting in a decrease in the estimate of the amounts needed to settle the notes of $357.

     Periodic changes in estimated values of the assets of the Company are reflected in the "Consolidated Statement of Changes in Net Assets in Liquidation".

NOTE 5 - ESTIMATED FUTURE OPERATING COSTS AND SETTLEMENT RESERVES

The Company recorded amounts for estimated future operating costs and settlement reserves on January 29, 2002 when the Company adopted the liquidation basis. The table presented below summarized the estimated future operating costs and settlement reserves as of December 31, 2002, changes from initial estimates, and the actual costs that have been incurred and paid during the period from December 31, 2002 through June 30, 2003.

                                                 As of              Change in           Incurred            As of
                                             Dec. 31, 2002           Estimate           and paid        June 30, 2003
                                            -----------------    -----------------    -------------     --------------
Compensation for
   liquidation personnel                        $      1,800         $        388       $   (1,235)        $      953
Insurance, utilities and
   facility expenses                                     429                   26             (193)               362
Legal, audit and other
   professional fees                                     798                   --             (268)               530
General contingency
   reserve                                            10,278               (2,250)              --              8,028
                                            -----------------    -----------------    -------------     --------------
Total estimated future
   operating costs and
   settlement reserves                      $       13,305       $      (1,836)       $  (1,596)        $      9,873
                                            =================    =================    =============     ==============

In view of the expected duration of the liquidation period until February 22, 2007, and the requirement of Colorado law that Chadmoore maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all known and unknown contingent claims, Chadmoore established a general contingency reserve upon the adoption of liquidation basis accounting on January 29, 2002. The amount of the reserve initially established was $9.7 million and is $8.0 million at June 30, 2003.

The majority of this general reserve at June 30, 2003, $7.0 million, relates to contingencies involving the resolution of various federal, state and local taxation issues. Other matters covered by this reserve include existing litigation and claims, settlement of existing liabilities, and a general reserve for currently unidentified contingencies and unasserted claims. This reserve has been established for matters for which there is insufficient information upon which management can reasonably estimate a settlement amount, or where the ultimate settlement amount will be based on future events which management cannot reasonably predict at this time. The outcome of these contingencies may involve litigation, the ultimate outcome of which cannot be determined at this time. Accordingly, management has provided the reserve at the estimated maximum possible settlement amount, however, the actual amount could be higher based on the ultimate outcome of litigation matters which are subject to inherently unpredictable risks and uncertainties.

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

A complaint was filed by Third Mobile Limited, a Texas limited liability company ("Third Mobile") and shareholder of Chadmoore, naming Chadmoore as defendant, on December 13, 2001 in the United States District Court for the District of Nevada. The complaint was served on Chadmoore on January 31, 2002. The complaint seeks monetary damages relating to certain oral misrepresentations Robert Moore or other Chadmoore representatives allegedly made to Third Mobile around January 1995, that induced Third Mobile to invest $700,000 in Chadmoore Communications, Inc. Based on written demands made by Third Mobile, Chadmoore believes that the maximum amount claimed by Third Mobile is approximately $3.75 million. Chadmoore believes the complaint is without substantive merit, and is also likely barred by the applicable statute of limitations since it relates to events that allegedly took place seven years ago in January and February of 1995. Chadmoore has filed its first response in this matter with the District Court. Moreover, initial discovery has commenced in this matter and on May 14, 2002, Chadmoore caused outside counsel to file a Motion to Dismiss Third Mobile's complaint. In the interim, and based on Third Mobile's attempts to initiate extended discovery proceedings, Chadmoore has indicated its unwillingness to consent to a further extension of the court ordered discovery period. Moreover, Chadmoore on March 14, 2003, filed a Motion for Summary Judgment as a supplement to its previously filed Motion to Dismiss, the motion asserted that initial discovery further revealed the frivolous nature of the suit, and subsequent dismissal of the matter with an award of costs to Chadmoore. Subsequently, Third Mobile filed an opposition to Chadmoore's motion and requested that the court impose an extension of the discovery schedule to allow for additional depositions to be taken. On April 4, 2003, the court dismissed Chadmoore's motion. Simultaneously, the court also dismissed Third Mobile's motion for an extension of the discovery period and set up a trial schedule including a pre-trial status and settlement conference. The status and settlement conference took place as scheduled, at the U.S. District Court in Las Vegas, on July 28, 2003. During that conference the parties settled all claims related to this matter for a one-time payment from Chadmoore of $25,000 and an exchange of full mutual releases by the parties. The executed mutual releases were exchanged and the settlement payment transferred on August 6, 2003.

In late September, 2002, Chadmoore received a letter from Cindy Ashcroft, principal of Ashcroft ITV ("Ashcroft") seeking payment for licenses which Ashcroft purports were transferred to Chadmoore. Ashcroft requested, through its letter, a payment in excess of $4 million from Chadmoore for the subject licenses, or alternatively a further explanation from the Company as to why such a payment would not be forthcoming. Chadmoore has reviewed its files and Chadmoore management, along with outside counsel, has analyzed the matter at considerable length. Upon review of the evidence in the light most favorable to Ashcroft, Chadmoore believes that it could potentially be liable to Ashcroft for approximately $23,750 in license payments. On the other hand, the Company believes it has a valid counterclaim for approximately $89,000 against Ashcroft for interim management fees earned while the Company managed and operated Ashcroft's licensed facilities in order to keep them in compliance with FCC requirements. In late 2001, the Company suggested to Ms. Ashcroft that a direct meeting between the parties take place as promptly as practicable to resolve this matter. At this time, management has received no reply from Ms. Ashcroft. While Chadmoore cannot forecast the ultimate outcome of this matter, based on management's review of the files and Ashcroft's request, as well as internal conferences and conferences with outside counsel regarding this matter, the Company believes that this matter will not have a substantial adverse impact on the Company.

Electronic Maintenance Company, Inc. ("EMCO"), on December 4, 2002, filed a complaint in the 19th Judicial District Court of Louisiana against Chadmoore Wireless Group, Inc. and PTT

Baton Rouge, LLC, seeking unspecified damages for what EMCO alleges was a breach of certain agreements which governed operation of a radio system jointly owned by EMCO and Chadmoore operating in Baton Rouge, Louisiana. EMCO also requested that the Court enjoin Chadmoore from further shareholder distributions, absent a set-aside for this matter. While no specific set-aside amount was specified by EMCO, in subsequent discussions with EMCO's counsel it was suggested that a hold-back should be made in the amount of $1.5 million. Chadmoore was served with EMCO's complaint on December 9, 2002. Initial attempts to obtain a realistic appraisal of EMCO's damage allegations and the underlying basis for the filing of the complaint proved unfruitful and an amicable resolution of the matter was not forthcoming. Accordingly on January 7, 2003, Chadmoore filed a Notice of Removal indicating there was diversity jurisdiction and asked that jurisdiction be taken by the United States District Court for the Middle District of Louisiana. Additionally, Chadmoore sought dismissal of the EMCO case on the grounds that the subject agreements that formed the basis of EMCO's complaint provided that disputes between the parties would be taken to an arbitrator or a mediator with arbitration and/or mediation taking place in Las Vegas, Nevada. Subsequently, EMCO filed its opposition to Chadmoore's Motion to Dismiss and Chadmoore subsequently filed its reply. In March, 2003, EMCO filed a Motion to Remand asking that jurisdiction of the case be returned to the 19th Judicial District Court of Louisiana. Chadmoore timely filed its Opposition to the Motion to Remand. In early July, 2003, the court granted EMCO's motion and remanded the case back to the 19th Judicial Court of Louisiana. Chadmoore timely filed a motion seeking reconsideration of the remand; however, that motion was rejected in late July, 2003. A settlement conference tentatively has been scheduled between the parties for August 13, 2003. However, at this time
Chadmoore is unable to predict, with any reasonable degree of certainty, a timetable for the resolution of this matter; and because of the apparent unwillingness of EMCO to date to stipulate with adequate specificity the basis for its claims, or its view of the harm it believes it has incurred, management is also unable to predict with any degree of accuracy the ultimate outcome of this matter.

On March 13, 2003, American Tower Corporation submitted to Chadmoore a notice of default under several license agreements which existed earlier between American Tower and Chadmoore. American Tower sought immediate payment of an outstanding balance of approximately $234,000.00. On March 19, 2003, Chadmoore formally responded to American Tower's notice and indicated that Chadmoore believes it has no legal duty to continue to make any payments to American Tower on the basis of the agreements. Thus, Chadmoore rejected American Tower's position and its demand. On March 20, 2003, Chadmoore received confirmation from American Tower's legal department that Chadmoore's response had been received. Subsequently, on May 23, 2003, American Tower filed suit in the Clark County Nevada District Court seeking redress for its claims of breach of contract, without specifying the damages sought. Chadmoore timely filed its answer on June 16, 2003 denying American Tower's claims. The parties have exchanged pre-trial documentation and witness lists for discovery purposes and it is expected that the court will issue a discovery schedule in the near future. Currently, management cannot forecast the actual outcome of this item, nor can it provide a timetable for when this matter will be concluded.

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


PLAN OF OPERATIONS FOR DISSOLUTION
Chadmoore is continuing to wind up its affairs as quickly and as efficiently as possible to maximize the liquidating distributions to all shareholders. Our goal is to minimize the length of time necessary to resolve or satisfy our known liabilities while also minimizing the risks to shareholders by conserving corporate assets.

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

STATUS OF LIQUIDATION

On February 8, 2002, Chadmoore sold substantially all of its assets to Nextel Communications, Inc. ("Nextel") for $130 million in cash resulting in a gain of about $88 million, terminated its operations and began an orderly liquidation of Chadmoore, including laying off most of its employees. Chadmoore is in the process of restating its first and second quarter 2002 financials to record the adjustments required under generally accepted accounting principles to present the financial statements on a liquidation basis, which reflects the carrying amounts of assets and liabilities estimated to be incurred during Chadmoore's liquidation period. As a result, the operations of Chadmoore are not comparable to previously reported prior period activity.

LIQUIDITY AND CAPITAL RESOURCES

Chadmoore's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values set these assets and to settle all claims on terms most favorable to Chadmoore. The liquidation is expected to be concluded prior to the fifth anniversary of the filing of the Certificate of Dissolution in Colorado by a final liquidating distribution directly to shareholders of record. The initial cash distribution to shareholders under the Plan was made on July 12, 2002 in the aggregate amount of $22.7 million, or about $.3323 per equivalent share. On February 28, 2003,
Chadmoore made a second distribution of cash to shareholders in the aggregate amount of $4.2 million, or $.061967 per equivalent share, was initiated. As of August 12, 2003, Chadmoore has distributed an aggregate of about $27 million, or $.3943 per equivalent share. Remaining net assets available for distribution to shareholders as of June 30, 2003 are currently estimated to be about $10.0 million.


ITEM 2A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2003, none of Chadmoore's long-term debt bears interest. Cash is maintained primarily in an uninsured money market account, which earns interest at the current market rate.


ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Chadmoore, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of Chadmoore's disclosure controls and procedures as of June 30, 2003 (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that Chadmoore's disclosure controls and procedures were effective for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that it files under the Exchange Act.

Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2003 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

A complaint was filed by Third Mobile Limited, a Texas limited liability company ("Third Mobile") and shareholder of Chadmoore, naming Chadmoore as defendant, on December 13, 2001 in the United States District Court for the District of Nevada. The complaint was served on Chadmoore on January 31, 2002. The complaint seeks monetary damages relating to certain oral misrepresentations Robert Moore or other Chadmoore representatives allegedly made to Third Mobile around January 1995, that induced Third Mobile to invest $700,000 in Chadmoore Communications, Inc. Based on written demands made by Third Mobile, Chadmoore believes that the maximum amount claimed by Third Mobile is approximately $3.75 million. Chadmoore believes the complaint is without substantive merit, and is also likely barred by the applicable statute of limitations since it relates to events that allegedly took place seven years ago in January and February of 1995. Chadmoore has filed its first response in this matter with the District Court. Moreover, initial discovery has commenced in this matter and on May 14, 2002, Chadmoore caused outside counsel to file a Motion to Dismiss Third Mobile's complaint. In the interim, and based on Third Mobile's attempts to initiate extended discovery proceedings, Chadmoore has indicated its unwillingness to consent to a further extension of the court ordered discovery period. Moreover, Chadmoore on March 14, 2003, filed a Motion for Summary Judgment as a supplement to its previously filed Motion to Dismiss, the motion asserted that initial discovery further revealed the frivolous nature of the suit, and subsequent dismissal of the matter with an award of costs to Chadmoore. Subsequently, Third Mobile filed an opposition to Chadmoore's motion and requested that the court impose an extension of the discovery schedule to allow for additional depositions to be taken. On April 4, 2003, the court dismissed Chadmoore's motion. Simultaneously, the court also dismissed Third Mobile's motion for an extension of the discovery period and set up a trial schedule including a pre-trial status and settlement conference. The status and settlement conference took place as scheduled, at the U.S. District Court in Las Vegas, on July 28, 2003. During that conference, the parties settled all claims related to this matter for a one-time payment from Chadmoore of $25,000 and an exchange of full mutual releases by the parties. The executed mutual releases were exchanged and the settlement payment transferred on August 6, 2003.

In late September, 2002, Chadmoore received a letter from Cindy Ashcroft, principal of Ashcroft ITV ("Ashcroft") seeking payment for licenses which Ashcroft purports were transferred to Chadmoore. Ashcroft requested, through its letter, a payment in excess of $4 million from Chadmoore for the subject licenses, or alternatively a further explanation from the Company as to why such a payment would not be forthcoming. Chadmoore has reviewed its files and Chadmoore management, along with outside counsel, has analyzed the matter at considerable length. Upon review of the evidence in the light most favorable to Ashcroft, Chadmoore believes that it could potentially be liable to Ashcroft for approximately $23,750 in license payments. On the other hand, the Company believes it has a valid counterclaim for approximately $89,000 against Ashcroft for interim management fees earned while the Company managed and operated Ashcroft's licensed facilities in order to keep them in compliance with FCC requirements. In late 2001, the Company suggested to Ms. Ashcroft that a direct meeting between the parties take place as promptly as practicable to resolve this matter. At this time, management has received no reply from Ms. Ashcroft. While Chadmoore cannot forecast the ultimate outcome of this matter, based on management's review of the files and Ashcroft's request, as well as internal conferences and conferences with outside counsel regarding this matter, the Company believes that this matter will not have a substantial adverse impact on the Company.

Electronic Maintenance Company, Inc. ("EMCO"), on December 4, 2002, filed a complaint in the 19th Judicial District Court of Louisiana against Chadmoore Wireless Group, Inc. and PTT Baton Rouge, LLC, seeking unspecified damages for what EMCO alleges was a breach of certain agreements which governed operation of a radio system jointly owned by EMCO and Chadmoore operating in Baton Rouge, Louisiana. EMCO also requested that the Court enjoin Chadmoore from further shareholder distributions, absent a set-aside for this matter. While no specific set-aside amount was specified by EMCO, in subsequent discussions with EMCO's counsel it was suggested that a hold-back should be made in the amount of $1.5 million. Chadmoore was served with EMCO's complaint on December 9, 2002. Initial attempts to obtain a realistic appraisal of EMCO's damage allegations and the underlying basis for the filing of the complaint proved unfruitful and an amicable resolution of the matter was not forthcoming. Accordingly on January 7, 2003, Chadmoore filed a Notice of Removal indicating there was diversity jurisdiction and asked that jurisdiction be taken by the United States District Court for the Middle District of Louisiana. Additionally, Chadmoore sought dismissal of the EMCO case on the grounds that the subject agreements that formed the basis of EMCO's complaint provided that disputes between the parties would be taken to an arbitrator or a mediator with arbitration and/or mediation taking place in Las Vegas, Nevada. Subsequently, EMCO filed its opposition to Chadmoore's Motion to Dismiss and Chadmoore subsequently filed its reply. In March, 2003, EMCO filed a Motion to Remand asking that jurisdiction of the case be returned to the 19th Judicial District Court of Louisiana. Chadmoore timely filed its Opposition to the Motion to Remand. In early July, 2003, the court granted EMCO's motion and remanded the case back to the 19th Judicial Court of Louisiana. Chadmoore timely filed a motion seeking reconsideration of the remand; however, that motion was rejected in late July, 2003. A settlement conference tentatively has been scheduled between the parties for August 13, 2003. However, at this time Chadmoore is unable to predict, with any reasonable degree of certainty, a timetable for the resolution of this matter; and because of the apparent unwillingness of EMCO to date to stipulate with adequate specificity the basis for its claims, or its view of the harm it believes it has incurred, management is also unable to predict with any degree of accuracy the ultimate outcome of this matter.

On March 13, 2003, American Tower Corporation submitted to Chadmoore a notice of default under several license agreements, which existed earlier between American Tower and Chadmoore. American Tower sought immediate payment of an outstanding balance of approximately $234,000.00. On March 19, 2003, Chadmoore formally responded to American

Tower's notice and indicated that Chadmoore believes it has no legal duty to continue to make any payments to American Tower on the basis of the agreements. Thus, Chadmoore rejected American Tower's position and its demand. On March 20, 2003, Chadmoore received confirmation from American Tower's legal department that Chadmoore's response had been received. Subsequently, on May 23, 2003, American Tower filed suit in the Clark County Nevada District Court seeking redress for its claims of breach of contract, without specifying the damages sought. Chadmoore timely filed its answer on June 16, 2003 denying American Tower's claims. The parties have exchanged pre-trial documentation and witness lists for discovery purposes and it is expected that the court will issue a discovery schedule in the near future. Currently, management cannot forecast the actual outcome of this item, nor can it provide a timetable for when this matter will be concluded.

Chadmoore may also be subject to various legal proceedings and claims that may arise during liquidation. Chadmoore currently believes that any such proceedings and potential claims will not have a material adverse impact on Chadmoore's estimate of net assets in liquidation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits
        31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
        31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
        32.0    Certification pursuant to Section 1350
(b)     None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Chadmoore Wireless Group, Inc.

                               By: /s/ STEPHEN K. RADUSCH
                                   -------------------------------------
                                    Stephen K. Radusch
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               Date: August 18, 2003