Form 10QSB
period 2003-09-30
CHADMOORE WIRELESS GROUP INC
filed 2003-11-14
CIK 815755

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

AS OF NOVEMBER 12, 2003 ISSUER HAD 47,736,006 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [  ] No [X]
================================================================================

================================================================================

                               INDEX

PART I - FINANCIAL INFORMATION                                                                                   PAGE

ITEM 1.  FINANCIAL STATEMENTS

            Consolidated Statement of Net Assets in Liquidation as of September 30, 2003 and December 31, 2002      4


            Consolidated Statement of Changes in Net Assets in Liquidation for the Three and  Nine months Ended     5
            September 30, 2003 the three months ended September 30, 2002, and the period January 29, 2002 through
            September 30, 2002

            Consolidated Statements of Operations (Going Concern Basis) for the 28 Days Ended                       6
              January 28, 2002

            Consolidated Statements of Cash Flows for the 28 Days ended January 28, 2002                            7

            Condensed Notes to Unaudited Interim Consolidated Financial Statements                                 8-14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF LIQUIDATION                      14-16

ITEM 3.  CONTROLS AND PROCEDURES                                                                                    16

PART II - OTHER INFORMATION                                                                                         17

ITEM 1.  LEGAL PROCEEDINGS                                                                                        17-19

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                  20

ITEM 6. -EXHIBITS AND REPORTS ON FORM 8-K                                                                           20

SIGNATURES                                                                                                          21

CERTIFICATIONS                                                                                                      22
















                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
               Consolidated Statement of Net Assets in Liquidation
                 as of September 30, 2003 and December 31, 2002
                             (amounts in thousands)



                                                     Sept. 30,         Dec. 31,
                                                       2003             2002
                                                   (unaudited)
                                                   ------------     -----------
    ESTIMATED VALUES OF ASSETS OF THE COMPANY

      Assets held for sale                          $     250       $     298
      Cash and cash equivalents                        25,460          32,695
      Accounts receivable, net                            335             280
      Other receivables, net                             935              943
      Other assets, net                                   262             633
      Estimated value of partnership interests            100             250
      Estimated future interest income                    749           1,063
                                                   ------------     -----------
                   Total estimated assets              28,091          36,162
                                                   ------------     -----------

    ESTIMATED LIABILITIES OF THE COMPANY

      Notes payable                                     3,565           5,702
      Accounts payable and accrued liabilities            231           1,100
      Federal and state income taxes payable              400           1,826
                                                   ------------     -----------
                   Total estimated liabilities          4,196           8,628
                                                   ------------     -----------

    ESTIMATED FUTURE OPERATING COSTS and
    SETTLEMENT RESERVES DURING LIQUIDATION
      PERIOD                                           10,219          13,305
                                                   ------------     -----------



    Net assets in liquidation                       $  13,676       $  14,229
                                                   ============     ===========

See accompanying condensed notes to unaudited interim consolidated financial statements.













                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
    Unaudited Consolidated Statements of Changes in Net Assets in Liquidation
                             (amounts in thousands)

                                                                               For the nine months ended
                                                                                  and for the period
                                                  For the three months        January 29, 2002 through
                                                        ended                    September 30, 2002
                                            ------------------------------- --------------------------------
                                              Sept. 30,         Sept. 30,       Sept. 30,       Sept. 30,
                                                2003              2002            2003            2002
                                            --------------- --------------- ---------------- ---------------

Estimated net assets in liquidation
  as of June 30, 2003 and 2002,
  December 31, 2002 and January
  28, 2002, respectively                      $   10,002       $  36,462        $  14,229       $  36,961

Net gain from operations during
  Liquidation                                       (112)            136              101             135

Settlement of litigation                              --              --               --            (264)

Adjustment for minority interests                   (13)            (221)              --            (428)
Adjustment for net exercise of
  Warrants                                            --           2,942               --              58
Change in Estimate of:
  General contingency reserve                       (500)         (1,000)           1,750              --
  Future interest income                             132              --               70              --
  Future operating costs during
    liquidation period                                 7              --             (407)             --
  Proceeds from sale of
    partnerships                                      --              --             (150)             --
  Notes payable                                    1,187              --            1,544              --
  Federal and state taxes                          2,973              --               771             --
  Value of assets held for sale                       --              --              (13)             --
Cash distribution to shareholders                     --         (22,694)          (4,219)             --
                                            --------------- --------------- ---------------- ---------------

Net Assets in Liquidation                       $ 13,676       $  15,625         $ 13,676       $  36,462
                                            --------------- --------------- ---------------- ---------------

See accompanying condensed notes to unaudited interim consolidated financial statements..

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
      Unaudited Consolidated Statements of Operations (Going Concern Basis)
                     For the 28 Days Ended January 28, 2002
             (amounts in thousands, except share and per share data)

                                                               28 Days
                                                                Ended
                                                              January 28
                                                                 2002
                                                              -----------
Revenues:
        Service revenue                                       $      324
        Equipment sales and maintenance                                8
                                                              -----------
           Total revenues                                            332
                                                              -----------

Cost of sales:
        Cost of service revenue                                      182
        Cost of equipment sales and maintenance                        8
                                                              -----------
           Total cost of sales                                       190
                                                              -----------

Gross margin                                                         142
                                                              -----------

Operating expenses:
        Selling, general and administrative                          608
        Depreciation and amortization                                214
                                                              -----------
           Total operating expenses                                  822
                                                              -----------
Loss from operations                                               (680)
                                                              -----------

Other income (expense):
        Minority interest in earnings                               (14)
        Interest income (expense), net                             (444)
        Gain on sale of licenses and equipment
              and other                                             (97)
                                                              -----------
                                                                   (555)
                                                              -----------
Net (loss)                                                       (1,235)
Redeemable preferred stock dividend and accretion                   (76)
                                                              -----------
Loss applicable to common shareholders                        $  (1,311)
                                                              ===========

Basic and Diluted
Loss per share of Common Stock                                $    (.02)
                                                              ===========
Basic and diluted weighted average shares outstanding         54,663,127
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

                                                               28 Days Ended
                                                                January 28,
                                                                   2002
                                                               -------------

Cash flows from operating activities:
     Net (loss)                                                  $   (1,235)
     Adjustments to reconcile (net loss) to net cash (used in)
        operating activities:
             Minority interest                                           14
             Depreciation and amortization                              102
             Amortization of debt discount and issuance cost             97
             Change in operating assets and liabilities:
                  Decrease in accounts receivable
                       and other receivables                             36
                  Decrease in inventory                                   8
                  Decrease in deposits and prepaids                       6
                  (Decrease) in unearned revenues                       (27)
                  Increase (decrease) in accounts payable and
                        accrued liabilities                            (113)
                                                               -------------
Net cash (used in) operating activities                              (1,112)
                                                               -------------

Cash flows from investing activities:
     Purchase of license options                                        (31)
     Proceeds from sale of licenses and equipment                       363
                                                               -------------
Net cash provided by (used in) investing activities                     332
                                                               -------------

Cash flows from financing activities:
     Payments of long-term debt                                        (191)
     Proceeds from issuance of long-term debt                           972
                                                               -------------
Net cash provided by financing activities                               781
                                                               -------------

Net increase in cash                                                      1
Cash at beginning of period                                             118
                                                               -------------

Cash at end of period                                              $    119
                                                               =============

See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
     CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


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


      Assets held for sale adjusted to estimated fair value        $  76,912
      Estimated future interest income
                                                                       1,719
      Expected proceeds from sale of partnerships
           net of minority interests
                                                                       2,315
      Adjust notes payable to expected payment amount
                                                                         500
      Accrual of cumulative preferred dividends
                                                                        (574)
      Estimated future operating costs and settlement
           reserves during liquidation
                                                                     (23,877)
                                                                   ----------
                                                                   $  56,995
                                                                   ==========

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

NOTE 3 - ESTIMATED VALUES OF ASSETS OF THE COMPANY

The estimated assets of Chadmoore that are set forth in the September 30, 2003 "Consolidated Statement of Net Assets in Liquidation" have been presented on the following basis:


     (a) Assets held for sale represent estimated net sales proceeds less the costs of disposal.
     (b) Cash and cash equivalents are stated at fair value. Generally, cash balances held in financial institutions may be in excess of federally insured amounts.
     (c) Estimated future interest income was estimated by management based upon future expected cash flows.
     (d) The estimated value of partnership interests represent the amount of proceeds expected from the sale of the partnership interests.
     (e) Other assets, net, represent primarily prepayments on future operating costs, and cash held in escrow.
     (f) Accounts and other receivables, net, are carried at their expected collectible amounts.

NOTE 4 - ESTIMATED LIABILITIES OF THE COMPANY

The estimated liabilities of Chadmoore that are set forth in the September 30, 2003 "Consolidated Statement of Net Assets in Liquidation" have been presented on the following basis:

     (a) Notes payable represent non-interest bearing amounts owed in connection with license commissions, the purchase of assets and the purchase of licenses from licensees.
     (b) Accounts payable and accrued liabilities include all amounts that remain unpaid for liquidation activities and remaining partnership operations.
     (c) Federal and state income taxes payable represent that portion of the total estimated amount of federal income taxes that management believes will be due when Chadmoore's amended federal income tax return for the year ended December 31, 2002 is filed. Chadmoore, in conjunction with its outside tax professionals, continually reviews its estimates of the total federal and state income taxes, as well as those amounts that will be due when such returns are filed. Due to the complexity of the asset sale to Nextel in 2002, significant assumptions and analysis are required to estimate the amounts ultimately due. During the quarter ended September 30, 2003, Chadmoore completed and filed all state and federal returns for the year ended December 31, 2002. Prior to filing these returns, Chadmoore decreased the amount of estimated federal and state income taxes reported in its general contingency reserve by $1.9 million. It has been determined, subsequently, that Chadmoore will file an amended federal income tax return for December 31, 2002 and has recorded a tax liability of $400,000. Because of the continuing operating expenses involved in managing the plan of liquidation, and expectations of limited gains from operations and interest income, Chadmoore does not believe that there will be future federal income taxes due beyond the year ended December 31, 2002, and believes that the amount of future minimum state taxes due will not be significant.

The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of Chadmoore's assets, the ultimate settlement amounts of Chadmoore's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the liquidation period, resolution of uncertainties and litigation, and the timing of the liquidation and dissolution. A summary of significant estimates and judgments utilized in preparation of the September 30, 2003 consolidated financial statements on a liquidation basis follows:

         Estimated value of partnership interests and future interest income

         At September 30, 2003, the estimated value of partnership interests and future interest income represented about 6.2% of Chadmoore's estimated net assets in liquidation. The estimated value of partnership interests, $100,000, represents management's estimate of expected proceeds from the sale of remaining partnership interests. The estimated future interest income of $749,000 on Chadmoore's cash holdings represents management's estimate of future interest earnings based on current (1.1% annual rate at October 1, 2003) market rates of interest over the remaining liquidation period.

         Estimated future operating costs and settlement reserves during the liquidation period.

         Chadmoore recorded amounts for estimated future operating costs during liquidation and for settlement reserves on January 29, 2002, when the Company adopted the liquidation basis of accounting. The table presented in Note 5 summarizes the estimated amounts as of the date of adoption of the liquidation basis of accounting and the actual costs that have been incurred and paid during the period from January 29, 2002 through September 30, 2003.

         Estimated notes payable settlement amounts.

         Notes payable as of September 30, 2003 are recorded at their anticipated settlement amounts. Certain disputes have arisen in connection with some of the underlying notes and management is in the process of negotiating settlement with the respective note holders. During the three months ended September 30, 2003, the majority of these disputes were resolved with the note holders, resulting in a decrease in the estimate of the amounts needed to settle the notes of $4.2 million.

         Periodic changes in estimated values of the assets of the Company are reflected in the "Consolidated Statement of Changes in Net Assets in Liquidation".

NOTE 5 - ESTIMATED FUTURE OPERATING COSTS AND SETTLEMENT RESERVES

The Company recorded amounts for estimated future operating costs and settlement reserves on January 29, 2002 when the Company adopted the liquidation basis. The table presented below summarized the estimated future operating costs and settlement reserves as of December 31, 2002, changes from initial estimates, and the actual costs that have been incurred and paid during the period from December 31, 2002 through September 30, 2003 and the remaining reserve as of September 30, 2003.

                                                 As of              Change in           Incurred            As of
                                             Dec. 31, 2002       Initial Estimate       and paid        Sept. 30, 2003
                                            -----------------    -----------------    -------------     --------------
Compensation for
   liquidation personnel                    $         1,800      $            266     $     (1,236)     $         830
Insurance, utilities and
   facility expenses                                    429                   26                                  298
Legal, audit and other
   professional fees                                    798                  115                                  563


General contingency
   reserve                                           10,278               (1,750)               --              8,528
                                            -----------------    -----------------    -------------     --------------
Total estimated future
   operating costs and
   settlement reserves                      $       13,305       $        (1,343)     $     (1,743)     $      10,219
                                            =================    =================    =============     ==============

In view of the expected duration of the liquidation period until February 22, 2007, and the requirement of Colorado law that Chadmoore maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all known and unknown contingent claims, Chadmoore established a general contingency reserve upon the adoption of liquidation basis accounting on January 29, 2002. The amount of the reserve initially established was $9.7 million and is $8.5 million at September 30, 2003.

The majority of this general reserve at September 30, 2003, $7.0 million, relates to contingencies involving the resolution of various federal taxation issues. Other matters covered by this reserve include existing litigation and claims, settlement of existing liabilities, and a general reserve for currently unidentified contingencies and unasserted claims. This reserve has been established for matters for which there is insufficient information upon which management can reasonably estimate a settlement amount, or where the ultimate settlement amount will be based on future events which management cannot reasonably predict at this time. The outcome of these contingencies may involve litigation, the ultimate outcome of which cannot be determined at this time. Accordingly, management has provided the reserve at the estimated maximum possible settlement amount, however, the actual amount could be higher based on the ultimate outcome of litigation matters which are subject to inherently unpredictable risks and uncertainties.

As a result of the uncertainty regarding the estimates associated with the general contingency reserve, it is likely that the actual outcome of the resolution of these contingencies will differ from management's estimates at this time, and those differences may be significant. In addition, since the resolution of these matters will inevitably involve procedural, and probably judicial proceedings, it is likely that the resolution of the majority of these contingencies will not occur in the near term. As more information becomes available to management, and as future resolution events regarding these contingencies occur, management will adjust the general contingency reserve appropriately, if needed. See Note 6 - Commitments and Contingencies for further discussion.


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

Electronic Maintenance Company, Inc. ("EMCO"), on December 4, 2002, filed a complaint in the 19th Judicial District Court of Louisiana against Chadmoore Wireless Group, Inc. and PTT Baton Rouge, LLC, seeking unspecified damages for what EMCO alleges was a breach of certain agreements which governed operation of a radio system jointly owned by EMCO and Chadmoore operating in Baton Rouge, Louisiana. EMCO also requested that the Court enjoin Chadmoore from further shareholder distributions, absent a set-aside for this matter. While no specific set-aside amount was specified by EMCO, in subsequent discussions with EMCO's counsel it was suggested that a hold-back should be made in the amount of $1.5 million. Chadmoore was served with EMCO's complaint on December 9, 2002. Initial attempts to obtain a realistic appraisal of EMCO's damage allegations and the underlying basis for the filing of the complaint proved unfruitful and an amicable resolution of the matter was not forthcoming. Accordingly on January 7, 2003, Chadmoore filed a Notice of Removal indicating there was diversity jurisdiction and asked that jurisdiction be taken by the United States District Court for the Middle District of Louisiana. Additionally, Chadmoore sought dismissal of the EMCO case on the grounds that the subject agreements that formed the basis of EMCO's complaint provided that disputes between the parties would be taken to an arbitrator or a mediator with arbitration and/or mediation taking place in Las Vegas, Nevada. Subsequently, EMCO filed its opposition to Chadmoore's Motion to Dismiss and Chadmoore subsequently filed its reply. In March, 2003, EMCO filed a Motion to Remand asking that jurisdiction of the case be returned to the 19th Judicial District Court of Louisiana. Chadmoore timely filed its Opposition to the Motion to Remand. In early July, 2003, the court granted EMCO's motion and remanded the case back to the 19th Judicial Court of Louisiana. Chadmoore timely filed a motion seeking reconsideration of the remand; however, that motion was rejected in late July, 2003. In the interim, as a result of a settlement conference held on August 13, 2003 and subsequent negotiations, a tentative settlement has been reached. Though some of the details are still being worked out, the basic agreement calls for EMCO to obtain 100% ownership of the jointly owned radio system and a payment of $175,000. Consummation of the settlement should take place by year's end. Because significant discovery has not taken place, if this case does not settle, management is not yet able to predict with any reasonable degree of accuracy the when or how this matter will ultimately be resolved.

On March 13, 2003, American Tower Corporation submitted to Chadmoore a notice of default under several license agreements which existed earlier between American Tower and Chadmoore. American Tower sought immediate payment of an outstanding balance of approximately $234,000.00. On March 19, 2003, Chadmoore formally responded to American Tower's notice, rejecteded its demand, and indicated that Chadmoore believes it has no legal duty to continue to make any payments to American Tower on the basis of the agreements. Subsequently, on May 23, 2003, American Tower filed suit in the Clark County Nevada District Court seeking redress for its claims of breach of contract, without specifying the damages sought. Chadmoore timely filed its answer on June 16, 2003 denying American Tower's claims. The parties have exchanged pre-trial documentation and witness lists for discovery purposes. Discovery is currently ongoing. A jury trial is set for the week of April 5, 2004. Currently, management cannot forecast the actual outcome of this item, nor can it provide a timetable for when this matter will be concluded.

A complaint was filed by Third Mobile Limited, a Texas limited liability company ("Third Mobile") a shareholder of Chadmoore, naming Chadmoore as a defendant, on December 13, 2001, in the United States District Court for the District of Nevada. A status and settlement conference took place on July 28, 2003, and during that conference the parties settled all claims related to this matter for a one-time payment from Chadmoore of $25,000 and an exchange of full mutual releases by the parties. The executed mutual releases were exchanged and the settlement payment transferred on August 6, 2003.

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


PLAN OF OPERATIONS FOR DISSOLUTION

Chadmoore is continuing to wind up its affairs as quickly and as efficiently as possible to maximize the liquidating distributions to all shareholders. Chadmoore's goal is to minimize the length of time necessary to resolve or satisfy its known liabilities while also minimizing the risks to shareholders by conserving corporate assets.

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

LIQUIDITY AND CAPITAL RESOURCES

Chadmoore's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values set these assets and to settle all claims on terms most favorable to Chadmoore. The liquidation is expected to be concluded prior to the fifth anniversary of the filing of the Certificate of Dissolution in Colorado by a final liquidating distribution directly to shareholders of record. The initial cash distribution to shareholders under the Plan was made on July 12, 2002 in the aggregate amount of $22.7 million, or about $.3323 per equivalent share. On February 28, 2003, Chadmoore made a second distribution of cash to shareholders in the aggregate amount of $4.2 million, or $.0620 per equivalent share, was initiated. As of November 12, 2003, Chadmoore has distributed an aggregate of about $27 million, or $.3943 per equivalent share. Remaining net assets available for distribution to shareholders as of September 30, 2003 are currently estimated to be about $13.7 million.


ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2003, none of Chadmoore's long-term debt bears interest. Cash is maintained primarily in an uninsured money market account, which earns interest at the current market rate.


ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Chadmoore, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of Chadmoore's disclosure controls and procedures as of September 30, 2003 (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that Chadmoore's disclosure controls and procedures were effective for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that it files under the Exchange Act.

CHANGES IN INTERNAL CONTROLS.

There were no changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2003 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

Electronic Maintenance Company, Inc. ("EMCO"), on December 4, 2002, filed a complaint in the 19th Judicial District Court of Louisiana against Chadmoore Wireless Group, Inc. and PTT Baton Rouge, LLC, seeking unspecified damages for what EMCO alleges was a breach of certain agreements which governed operation of a radio system jointly owned by EMCO and Chadmoore operating in Baton Rouge, Louisiana. EMCO also requested that the Court enjoin Chadmoore from further shareholder distributions, absent a set-aside for this matter. While no specific set-aside amount was specified by EMCO, in subsequent discussions with EMCO's counsel it was suggested that a hold-back should be made in the amount of $1.5 million. Chadmoore was served with EMCO's complaint on December 9, 2002. Initial attempts to obtain a realistic appraisal of EMCO's damage allegations and the underlying basis for the filing of the complaint proved unfruitful and an amicable resolution of the matter was not forthcoming. Accordingly on January 7, 2003, Chadmoore filed a Notice of Removal indicating there was diversity jurisdiction and asked that jurisdiction be taken by the United States District Court for the Middle District of Louisiana. Additionally, Chadmoore sought dismissal of the EMCO case on the grounds that the subject agreements that formed the basis of EMCO's complaint provided that disputes between the parties would be taken to an arbitrator or a mediator with arbitration and/or mediation taking place in Las Vegas, Nevada. Subsequently, EMCO filed its opposition to Chadmoore's Motion to Dismiss and Chadmoore subsequently filed its reply. In March, 2003, EMCO filed a Motion to Remand asking that jurisdiction of the case be returned to the 19th Judicial District Court of Louisiana. Chadmoore timely filed its Opposition to the Motion to Remand. In early July, 2003, the court granted EMCO's motion and remanded the case back to the 19th Judicial Court of Louisiana. Chadmoore timely filed a motion seeking reconsideration of the remand; however, that motion was rejected in late July, 2003. In the interim, as a result of settlement conference held on August 13, 2003 and subsequent negotiations, a tentative settlement has been reached. Though some of the details are still being worked out, the basic agreement calls for EMCO to obtain 100% ownership of the jointly owned radio system and a payment of $175,000. Consummation of the settlement should take place by year's end. Because significant discovery has not taken place, if this case does not settle, management is not yet able to predict with any reasonable degree of accuracy the when or how this matter will ultimately be resolved.

On March 13, 2003, American Tower Corporation submitted to Chadmoore a notice of default under several license agreements which existed earlier between American Tower and Chadmoore. American Tower sought immediate payment of an outstanding balance of approximately $234,000.00. On March 19, 2003, Chadmoore formally responded to American Tower's notice, repeated its demand, and indicated that Chadmoore believes it has no legal duty to continue to make any payments to American Tower on the basis of the agreements. Subsequently, on May 23, 2003, American Tower filed suit in the Clark County Nevada District Court seeking redress for its claims of breach of contract, without specifying the damages sought. Chadmoore timely filed its answer on June 16, 2003 denying American Tower's claims. The parties have exchanged pre-trial documentation and witness lists for discovery purposes. Discovery is currently ongoing. A jury trial is set for the week of April 5, 2004. Currently, management cannot forecast the actual outcome of this item, nor can it provide a timetable for when this matter will be concluded.

A complaint was filed by Third Mobile Limited, a Texas limited liability company ("Third Mobile") a shareholder of Chadmoore, naming Chadmoore as a defendant, on December 13, 2001, in the United States District Court for the District of Nevada. A status and settlement conference took place on July 28, 2003, and during that conference the parties settled all claims related to this matter for a one-time payment from Chadmoore of $25,000 and an exchange of full mutual releases by the parties. The executed mutual releases were exchanged and the settlement payment transferred on August 6, 2003.

Chadmoore may also be subject to various legal proceedings and claims that may arise during liquidation. Chadmoore currently believes that any such proceedings and potential claims will not have a material adverse impact on Chadmoore's estimate of net assets in liquidation.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits
         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14a and 15d-14a.
         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14a and 15d-14a.
         32.0     Certification pursuant to Section 1350
(b)      None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Chadmoore Wireless Group, Inc.

                                        By: /s/ Stephen K. Radusch
                                            ------------------------------
                                            Stephen K. Radusch
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                        Date: November 12, 2003

CERTIFICATION                                                       Exhibit 31.1

I, Robert Moore, Chief Executive Officer certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the quarter ended September 30, 2003 of Chadmoore Wireless Group, Inc;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

      c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control, over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board or directors (or persons fulfilling the equivalent function):

      a. All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

November 12, 2003

/s/ ROBERT W. MOORE
-------------------
Robert W. Moore, Chief Executive Officer

CERTIFICATION                                                       Exhibit 31.2

Chief Financial Officer

I, Stephen K. Radusch, Chief Financial Officer certify that:

6. I have reviewed this quarterly report on Form 10-QSB for the quarter ended September 30, 2003 of Chadmoore Wireless Group, Inc;

7. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

8. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

9. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

      c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

10. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board or directors (or persons fulfilling the equivalent function):

      a. All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


November 12, 2003

/s/  STEPHEN K. RADUSCH
-----------------------
Stephen K. Radusch, Chief Financial Officer

                                                                      EXHIBIT 32

                         CERTIFICATION OF 10-QSB REPORT
                                       OF
                         CHADMOORE WIRELESS GROUP, INC.
                       FOR THE QUARTER ENDED September 30, 2003



1. The undersigned are the Chief Executive Officer and the Chief Financial Officer of Chadmoore Wireless Group, Inc. This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the 10-QSB Report of Chadmoore Wireless Group, Inc. for the quarter ended June 20, 2003.



2.   We certify that such 10-QSB Report fully complies with the requirements of
     Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of Chadmoore Wireless Group, Inc.



This Certification is executed as of November 12, 2003.


                                /s/ ROBERT W. MOORE
                                ------------------------------------------
                                Robert W. Moore, Chief Executive Officer


                                /s/ STEPHEN K. RADUSCH
                                ------------------------------------------
                                Stephen K. Radusch, Chief Financial Officer



A signed original of this written statement required by Section 906 has been provided to Chadmoore Wireless Group, Inc. and will be retained by Chadmoore Wireless Group, Inc. and furnished to the Securities Exchange Commission or its staff upon request.