Form 10QSB/A
period 2002-03-31
CHADMOORE WIRELESS GROUP INC
filed 2004-03-23
CIK 815755

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       or

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                         Commission File Number: 0-20999

                         CHADMOORE WIRELESS GROUP, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

             COLORADO                                      84-1058165
  ----------------------------                            ------------
(State of other jurisdiction of                         (I.R.S. Employer
 Incorporation or organization)                        Identification No.)

            2458 EAST RUSSELL ROAD, SUITE B, LAS VEGAS, NEVADA 89120
           ----------------------------------------------------------
                    (Address of principal executive offices)

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

AS OF APRIL 1, 2003 ISSUER HAD 47,736,006 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [  ] No [X]
================================================================================

================================================================================

                                      INDEX

 PART I - FINANCIAL INFORMATION                                             PAGE

 ITEM 1.  FINANCIAL STATEMENTS

          Unaudited Consolidated Statement of Net Assets in Liquidation
          as of March 31, 2002                                                4

          Consolidated Balance Sheet (Going Concern Basis)
          as of December 31, 2001                                             5

          Unaudited Consolidated Statement of Changes in Net Assets in Liquidation for the period January 29, 2002 through
          March 31, 2002                                                      7

          Unaudited Consolidated Statements of Operations (Going Concern
          Basis) for the 28 Days Ended January 28, 2002, and Three Months
          Ended March 31, 2001                                                8

          Unaudited Consolidated Statements of Cash Flows for the 28 Days
          Ended January 28, 2002, and Three Months Ended March 31, 2001       9

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          PLAN OF LIQUIDATION                                              15-16

 PART II - OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS                                                   17

 ITEM 2B.  CHANGES IN SECURITIES AND USE OF PROCEEDS                          19

 ITEM 6. -EXHIBITS AND REPORTS ON FORM 8-K                                    19

 SIGNATURES                                                                   20

 CERTIFICATIONS









This 10-QSB is being filed in order to present the March 31, 2002 financial statements and management's discussion and analysis in liquidation basis accounting format.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
          Unaudited Consolidated Statement of Net Assets in Liquidation
                              as of March 31, 2002
                             (amounts in thousands)



ESTIMATED VALUES OF ASSETS OF THE COMPANY

  Assets held for sale                                                  $  564
  Cash and cash equivalents                                             66,818
  Accounts receivable, net                                                 246
  Other receivables, net                                                 1,904
  Other assets, net                                                        903
  Estimated value of partnership interests                               1,150
  Estimated future interest income                                       1,560
                                                                   -------------
               Total estimated assets                                   73,145

ESTIMATED LIABILITIES OF THE COMPANY

  Notes payable                                                          5,860
  Accounts payable and accrued liabilities                               1,952
  Federal income taxes payable                                           8,126
  Preferred dividends payable                                              574
  Redeemable preferred stock                                             3,121
                                                                   -------------
               Total estimated liabilities                              19,633

ESTIMATED FUTURE OPERATING COSTS and SETTLEMENT RESERVES DURING
LIQUIDATION PERIOD                                                      17,748
                                                                   -------------

Net assets in liquidation                                            $  35,764
                                                                   =============





















       See accompanying condensed notes to unaudited consolidated interim financial statements.

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
                                                                ===============













































       See accompanying condensed notes to unaudited consolidated interim financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
    Unaudited Consolidated Statement of Changes in Net Assets in Liquidation
             For the Period January 29, 2002 through March 31, 2002
                             (amounts in thousands)

                                                              The Period
                                                       January 29, 2002 through
                                                            March 31, 2002
                                                       ------------------------
Accumulated deficit, January 28, 2002                   $           (20,034)

Adjust assets and liabilities to estimated fair value                56,995
                                                       ------------------------

Estimated net assets in liquidation as of
  January 28, 2002                                                   36,961

Net loss  from operations during liquidation                           (800)
Adjustment for minority interests                                      (455)
Adjustment for net exercise of warrants                                  58
                                                       ------------------------

Net Assets in Liquidation                               $            35,764
                                                       ========================
































       See accompanying condensed notes to unaudited consolidated interim financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
      Unaudited Consolidated Statements of Operations (Going Concern Basis)
                   For the 28 Days Ended January 28, 2002 and
                        Three Months Ended March 31, 2001
             (amounts in thousands, except share and per share data)

                                                            For the             For the
                                                            28 Days          Three Months
                                                             Ended               Ended
                                                        January 28, 2002     March 31, 2001
                                                       ------------------  ------------------
Revenues:
        Service revenue                                          $   324           $   1,475
        Equipment sales and maintenance                                8                  20
                                                       ------------------  ------------------
           Total revenues                                            332               1,495
                                                       ------------------  ------------------

Cost of sales:
        Cost of service revenue                                      182                 556
        Cost of equipment sales and maintenance                        8                   7
                                                       ------------------  ------------------
           Total cost of sales                                       190                 563
                                                       ------------------  ------------------

Gross margin                                                         142                 932
                                                       ------------------  ------------------

Operating expenses:
        Selling, general and administrative                          608               1,963
        Depreciation and amortization                                214                 600
                                                       ------------------  ------------------
           Total operating expenses                                  822               2,563
                                                       ------------------  ------------------
Loss from operations                                               (680)             (1,631)
                                                       ------------------  ------------------

Other income (expense):
        Minority interest in earnings                               (14)                (70)
        Interest income (expense), net                             (444)             (1,329)
        (Loss) gain on sale of licenses and equipment
              and other                                             (97)                   7
                                                       ------------------  ------------------
                                                                   (555)             (1,392)
                                                       ------------------  ------------------
Net loss                                                         (1,235)             (3,023)
Redeemable preferred stock dividend and accretion                   (76)            (   162)
                                                       ------------------  ------------------
Loss applicable to common shareholders                        $  (1,311)          $  (3,185)
                                                       ==================  ==================
Basic and diluted loss per share of Common Stock:
Loss applicable to common shareholders                         $  (0.02)           $  (0.06)
                                                       ==================  ==================
Basic and diluted weighted average shares outstanding         54,663,127          52,935,157
                                                       ==================  ==================

       See accompanying condensed notes to unaudited consolidated interim financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
  For the 28 Days Ended January 28, 2002 and Three Months Ended March 31, 2001
                             (amounts in thousands)

                                                                    28 Days Ended        Three Months
                                                                     January 28,            Ended
                                                                        2002            March 31, 2001
                                                                   ----------------    ----------------
Cash flows from operating activities:
     Net loss                                                         $   (1,235)            $ (3,023)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
             Minority interest                                                14                   70
             Depreciation and amortization                                   102                  600
             (Gain)/loss on sale of licenses and equipment                    -                    30
             Amortization of debt discount and issuance cost                  97                  315
             Change in operating assets and liabilities:
                  Decrease in accounts receivable
                       and other receivables                                  36                   52
                  Decrease in inventory                                        8                   --
                  Decrease (increase) in deposits and prepaids                 6                  (33)
                  Decrease in unearned revenues                              (27)                 (61)
                  Increase (decrease) in accounts payable and
                        accrued liabilities                                 (113)                 199
                                                                   ----------------    ----------------
Net cash used in operating activities                                     (1,112)              (1,851)
                                                                   ----------------    ----------------

Cash flows from investing activities:
     Purchase of license options                                             (31)                (162)
     Purchases of equipment                                                    -                   (4)
     Proceeds from sale of licenses and equipment                            363                  202
                                                                   ----------------    ----------------
Net cash provided by investing activities                                    332                   36
                                                                   ----------------    ----------------

Cash flows from financing activities:
     Payments of long-term debt                                             (191)              (2,399)
     Proceeds from issuance of long-term debt                                972                4,377
                                                                   ----------------    ----------------
Net cash provided by financing activities                                    781                1,978
                                                                   ----------------    ----------------

Net increase in cash                                                           1                  163
Cash at beginning of period                                                  118                  108
                                                                   ----------------    ----------------

Cash at end of period                                                   $    119           $      271
                                                                   ================    ================

       See accompanying condensed notes to unaudited consolidated interim financial statements.

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

The December 31, 2001, year-end balance sheet data presented herein on an going concern basis was derived from Chadmoore's audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


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


      Assets held for sale adjusted to estimated fair value      $      76,912
      Estimated future interest income                                   1,719
      Expected proceeds from sale of partnerships
           net of minority interests                                     2,315
      Adjust notes payable to expected payment amount                      500
      Accrual of cumulative preferred dividends                           (574)
      Estimated future operating costs and settlement
           reserves during liquidation                                 (23,877)
                                                               -----------------
                                                                 $      56,995
                                                               =================

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

NOTE 3 - ESTIMATED VALUES OF ASSETS AND LIABILITIES OF THE COMPANY

The estimated assets of Chadmoore that are set forth in the March 31, 2002 "Consolidated Statement of Net Assets in Liquidation" have been presented on the following basis:


     (a) Assets held for sale represent estimated net sales proceeds less the costs of disposal.
     (b) Cash and cash equivalents are stated at fair value. Generally, cash balances held in financial institutions may be in excess of federally insured amounts.
     (c) Estimated future interest income was estimated by management based upon future expected cash flows and future interest earnings.
     (d) The estimated value of partnership interests represent the amount of proceeds expected from the sale of the partnership interests.

     (e) Other assets, net, represent primarily prepayments on future operating costs, and cash held in escrow.
     (f) Accounts and other receivables, net, are carried at their expected collectible amounts.

The estimated liabilities of Chadmoore that are set forth in the March 31, 2002 "Consolidated Statement of Net Assets in Liquidation" have been presented on the following basis:

     (a) Notes payable represent non-interest bearing amounts owed in connection with license commissions, the purchase of assets and the purchase of licenses from licensees.
     (b) Accounts payable and accrued expenses include all amounts that remain unpaid for liquidation activities and remaining partnership operations.
     (c) Federal and state income taxes payable represents that portion of the total estimated amounts of federal income taxes that management believes will be due when Chadmoore's federal income tax return for the year ended December 31, 2002 is filed.

The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of Chadmoore's assets, the ultimate settlement amounts of Chadmoore's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the liquidation period, resolution of uncertainties and litigation, and the timing of the liquidation and dissolution. A summary of significant estimates and judgments utilized in preparation of the March 31, 2002 consolidated financial statements on a liquidation basis follows:

         Estimated value of partnership interests and future interest income

         At March 31, 2002, the estimated value of partnership interests and future interest income represented about 7.6% of Chadmoore's estimated net assets in liquidation. The estimated value of partnership interest, $1.2 million, represents management's estimate of expected proceeds from the sale of remaining partnership interests. The estimated future interest income of $1.6 million represents management's estimate of future interest earnings based on current (1.9% annual rate at July 1, 2002) market rates of interest over the remaining liquidation period.

         Estimated future operating costs and settlement reserves during the liquidation period.

         Chadmoore recorded amounts for estimated future operating costs during liquidation and for settlement reserves on January 29, 2002, when the Company adopted the liquidation basis of accounting. The table presented in Note 5 summarizes the estimated amounts as of the date of adoption of the liquidation basis of accounting and the actual costs that have been incurred and paid during the period from January 29, 2002 through March 31, 2002.

         Estimated note payable settlement amounts.

         Long-term debt as of March 31, 2002 is recorded at their anticipated settlement amounts. Certain disputes have arisen in connection with some of the underlying notes and management is in the process of negotiating settlement with the respective note holders.

         Periodic changes in estimated values of the assets of the Company are reflected in the "Consolidated Statement of Changes in Net Assets in Liquidation".

NOTE 4 - ESTIMATED FUTURE OPERATING COSTS AND SETTLEMENT RESERVES

The Company recorded amounts for estimated future operating costs and settlement reserves on January 29, 2002 when the Company adopted the liquidation basis. The table presented below summarized the estimated future operating costs and settlement reserves as of January 29, 2002, changes from initial estimates, and the actual costs that have been incurred and paid during the period from January 29, 2002 through March 31, 2002.

                                    As of            Change in         Incurred          As of
                                Jan. 29, 2002         Estimate         and paid      Mar. 31, 2002
                               -----------------  -----------------  -------------   --------------
Compensation for
   liquidation personnel         $       10,237                --      $   (4,792)     $     5,445
Insurance, utilities and
   facility expenses                        683                --            (125)             558
Legal, audit and other
   professional fees                      3,304                --          (1,212)           2,092
General contingency
   reserve                                9,653                --              --            9,653
                               -----------------  -----------------  -------------   --------------
Total estimated future
   operating costs and
   settlement reserves           $       23,877                --      $   (6,129)     $    17,748
                               =================  =================  =============   ==============

In view of the expected duration of the liquidation period until February 22, 2007, and the requirement of Colorado law that Chadmoore maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all known and unknown contingent claims, Chadmoore established a general contingency reserve upon the adoption of liquidation basis accounting on January 29, 2002. The amount of the reserve initially established was $9.7 million and it remains at $9.7 million at March 31, 2002.

The majority of this general reserve at March 31, 2002, $8.9 million, relates to contingencies involving the resolution of various federal, state and local taxation issues. Other matters covered by this reserve include existing litigation and claims, settlement of existing liabilities, and a general reserve for currently unidentified contingencies and unasserted claims. This reserve has been established for matters for which there is insufficient information upon which management can reasonably estimate a settlement amount, or where the ultimate settlement amount will be based on future events which management cannot reasonably predict at this time. The outcome of these contingencies may involve litigation, the ultimate outcome of which cannot be determined at this time. Accordingly, management has provided the reserve at the estimated maximum possible settlement amount, however, the actual amount could be higher based on the ultimate outcome of litigation matters which are subject to inherently unpredictable risks and uncertainties.

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


NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

In October, 2001, Chadmoore received a demand for arbitration from Emergency Radio Services, Inc. ("ERS") with respect to a breach of a contract claim. In its demand for arbitration, ERS argued that an agreement executed between ERS and Chadmoore in 1997 entitled it to certain radio channels in Fort Wayne, Indiana. Chadmoore attempted to reach a settlement in this matter. However, no settlement has been reached and no further settlement discussions were scheduled as of March 31, 2002. Subsequent to March 31, 2002, the Company reached an agreement wherein ERS released Chadmoore fully from any and all claims in exchange for Chadmoore's transfer of title to ERS of five remaining channels in the Fort Wayne, Indiana market and a cash payment of $375,000.

A complaint was filed by Third Mobile Ltd., a Texas limited liability company and shareholder of Chadmoore, naming Chadmoore as defendant, on December 13, 2001 in the United States District Court for the District of Nevada. The complaint was served on Chadmoore on January 31, 2002. The complaint seeks monetary damages relating to certain oral misrepresentations Robert Moore or other Chadmoore representatives allegedly made to Third Mobile around January 1995 that induced Third Mobile to invest $700,000 in Chadmoore Communications, Inc. Chadmoore believes the complaint is without substantive merit, and is also likely barred by the applicable statue of limitations since it related to events that took place seven years ago in January and February of 1995. Chadmoore has filed its first response in this matter with the District Court; and, no settlement discussions are in progress. Initial discovery has commenced in this matter and on May 14, 2002 Chadmoore caused outside counsel to filed a Motion to Dismiss Third Mobile's complaint. Subsequent to March 31, 2002, the parties settled the case for a one-time payment from Chadmoore of $25,000 and an exchange of full mutual releases by the parties.

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

LIQUIDITY AND CAPITAL RESOURCES

Chadmoore's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values set these assets and to settle all claims on terms most favorable to Chadmoore. The liquidation is expected to be concluded prior to the fifth anniversary of the filing of the Certificate of Dissolution in Colorado by a final liquidating distribution directly to shareholders of record. Net assets available for distribution to shareholders as of March 31, 2002 are currently estimated to be about $35.8 million. Subsequent to March 31, 2002, Chadmoore has distributed $34 million, or $.4957 per equivalent share.


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

In October, 2001, Chadmoore received a demand for arbitration from Emergency Radio Services, Inc. ("ERS") with respect to a breach of a contract claim. In its demand for arbitration, ERS argued that an agreement executed between ERS and Chadmoore in 1997 entitled it to certain radio channels in Fort Wayne, Indiana. Chadmoore attempted to reach a settlement in this matter. However, no settlement has been reached and no further settlement discussions were scheduled as of March 31, 2002. Subsequent to March 31, 2002, the Company reached an agreement wherein ERS released Chadmoore fully from any and all claims in exchange for Chadmoore's transfer of title to ERS of five remaining channels in the Fort Wayne, Indiana market and a cash payment of $375,000.

A complaint was filed by Third Mobile Ltd., a Texas limited liability company and shareholder of Chadmoore, naming Chadmoore as defendant, on December 13, 2001 in the United States District Court for the District of Nevada. The complaint was served on Chadmoore on January 31, 2002. The complaint seeks monetary damages relating to certain oral misrepresentations Robert Moore or other Chadmoore representatives allegedly made to Third Mobile around January 1995 that induced Third Mobile to invest $700,000 in Chadmoore Communications, Inc. Chadmoore believes the complaint is without substantive merit, and is also likely barred by the applicable statue of limitations since it related to events that took place seven years ago in January and February of 1995. Chadmoore has filed its first response in this matter with the District Court; and, no settlement discussions are in progress. Initial discovery has commenced in this matter and on May 14, 2002 Chadmoore caused outside counsel to filed a Motion to Dismiss Third Mobile's complaint. Subsequent to March 31, 2002, the parties settled the case for a one-time payment from Chadmoore of $25,000 and an exchange of full mutual releases by the parties.

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

(b)      Reports on Form 8-K

         Chadmoore filed a current report on Form 8-K on February 25, 2002, to report the closing of its asset sale to Nextel and the filing of its Articles of Dissolution with the Colorado Secretary of State.

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

                             Date: March 16, 2004