Form 10QSB/A
period 2002-06-30
CHADMOORE WIRELESS GROUP INC
filed 2004-03-23
CIK 815755

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

AS OF MARCH 1, 2004 ISSUER HAD 47,736,006 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [ ] No [X]
================================================================================

================================================================================

                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE

ITEM 1.  FINANCIAL STATEMENTS

                Unaudited Consolidated Statement of Net Assets in
                Liquidation as of June 30, 2002                               4

                Consolidated Balance Sheet (Going Concern Basis)
                as of December 31, 2001                                       5

                Unaudited Consolidated Statement of Changes in Net
                Assets in Liquidation for the Three Months ended
                June 30, 2002 and for the Period January 29, 2002
                through June 30, 2002                                         7

                Unaudited Consolidated Statements of Operations
                (Going Concern Basis) for the 28 Days Ended
                January 28, 2002, Three Months Ended June 30, 2001,
                and Six Months Ended June 30, 2001                            8

                Unaudited Consolidated Statements of Cash Flows for
                the 28 Days Ended January 28, 2002 and Six Months
                Ended June 30, 2001                                           9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND PLAN OF LIQUIDATION                                           15-16

ITEM 3.  CONTROLS AND PROCEDURES                                           15-16

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    17

ITEM 2B.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           19

ITEM 6. -EXHIBITS AND REPORTS ON FORM 8-K                                     19

SIGNATURES                                                                    20

CERTIFICATIONS











This 10-QSB is being filed in order to present the June 30, 2002 financial statements and management's discussion and analysis in liquidation basis accounting format.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
          Unaudited Consolidated Statement of Net Assets in Liquidation
                               as of June 30, 2002
                             (amounts in thousands)



  ESTIMATED VALUES OF ASSETS OF THE COMPANY

    Assets held for sale                                                $  706
    Cash and cash equivalents                                           62,107
    Accounts receivable, net                                               280
    Other receivables, net                                               1,116
    Other assets, net                                                      598
    Estimated value of partnership interests                             1,150
    Estimated future interest income                                     1,251
                                                                   -------------
                 Total estimated assets                                 67,208
                                                                   -------------

  ESTIMATED LIABILITIES OF THE COMPANY

    Notes payable                                                        5,792
    Accounts payable and accrued liabilities                             1,215
    Federal income taxes payable                                         3,926
    Preferred dividends payable                                            574
    Redeemable preferred stock                                           3,121
                                                                   -------------
                 Total estimated liabilities                            14,628
                                                                   -------------

  ESTIMATED FUTURE OPERATING COSTS and SETTLEMENT RESERVES DURING
  LIQUIDATION PERIOD                                                    16,118
                                                                   -------------

  Net assets in liquidation                                          $  36,462
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

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                Consolidated Balance Sheet (Going Concern Basis)
                                December 31, 2001
                             (amounts in thousands)

 ASSETS
 Current assets:
   Cash                                                                $   118
   Accounts receivable, net                                                515
   Other receivables, net                                                   33
   Inventory                                                                40
   Other current assets                                                     43
   Assets held for sale                                                 43,821
                                                                  --------------
                Total current assets                                    44,570

 Property and equipment, net                                               815
 Intangible assets, net                                                    332
 Other non-current assets, net                                           2,141
                                                                  --------------
                                                                      $ 47,858
                                                                  ==============

                   LIABILITIES, MINORITY INTERESTS, REDEEMABLE
                                 PREFERRED STOCK
                            AND SHAREHOLDERS' EQUITY

 Current liabilities:
   Current maturities of long-term debt                               $ 53,365
   Accounts payable and accrued liabilities                              6,326
   Unearned revenue                                                        290
   Other current liabilities                                                 9
                                                                  --------------
                Total current liabilities                               59,990
 Long-term debt                                                          2,395
                                                                  --------------
                Total liabilities                                       62,385

 Minority Interests                                                      1,147

 Commitments and contingencies
 Redeemable preferred stock:
    Series C, 4% cumulative, 10,119,614 shares issued and
      outstanding                                                        3,122
 Shareholders' equity/(deficit):
    Preferred stock, $.001 par value, authorized 40,000,000
      shares                                                                 -

    Common stock, $.001 par value, authorized 100,000,000
      shares, 45,700,172 shares issued and outstanding                      46
 Additional paid-in capital                                             68,658
 Accumulated deficit                                                   (87,500)
                                                                  --------------

                Total shareholders' deficit                            (18,796)
                                                                  --------------
                Total liabilities, minority interests, redeemable
                      preferred stock and shareholders' equity       $    47,858
                                                                  ==============

       See accompanying condensed notes to unaudited consolidated interim financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
    Unaudited Consolidated Statement of Changes in Net Assets in Liquidation
                For the Three Months Ended June 30, 2002 and the
                  Period January 29, 2002 through June 30, 2002
                             (amounts in thousands)

                                                                 Three Months                   The Period
                                                                     Ended             January 29, 2002 through
                                                                 June 30, 2002                 June 30, 2002
                                                             ----------------------    ------------------------
    Accumulated deficit, January 28, 2002                                                $           (20,034)

    Adjust assets and liabilities to estimated fair value                                             56,995
                                                                                         ---------------------

    Estimated net assets in liquidation as of
      March 31, 2002 and January 28, 2002, respectively               $    35,764                     36,961

    Net gain (loss) from operations during liquidation                        935                       (135)
    Settlement of litigation                                                 (264)                      (264)
    Adjustment for minority interests                                          27                       (428)
    Adjustment for net exercise of  warrants                                  --                          58
                                                             ----------------------    ------------------------

    Net Assets in Liquidation                                 $            36,462         $           36,462
                                                             ======================    =======================

       See accompanying condensed notes to unaudited consolidated interim financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
      Unaudited Consolidated Statements of Operations (Going Concern Basis)
           For the 28 Days Ended January 28, 2002, Three Months Ended
                June 30, 2001, and Six Months Ended June 30, 2001
             (amounts in thousands, except share and per share data)

                                                                 For the            For the            For the
                                                                 28 Days         Three Months        Six Months
                                                                  Ended              Ended              Ended
                                                            January 28, 2002    June 30 , 2001     June 30, 2001
                                                            ------------------  ----------------  ------------------
Revenues:
        Service revenue                                             $    324         $   1,243          $    2,718
        Equipment sales and maintenance                                    8                23                  43
                                                            ------------------  ----------------  ------------------
           Total revenues                                                332             1,266               2,761
                                                            ------------------  ----------------  ------------------
Cost of sales:
        Cost of service revenue                                          182               553               1,109
        Cost of equipment sales and maintenance                            8                 9                  15
                                                            ------------------  ----------------  ------------------
           Total cost of sales                                           190               562               1,124
                                                            ------------------  ----------------  ------------------

Gross margin                                                             142               704               1,637
                                                            ------------------  ----------------  ------------------
Operating expenses:
        Selling, general and administrative                              608             1,831               3,795
        Depreciation and amortization                                    214               599               1,199
                                                            ------------------  ----------------  ------------------
           Total operating expenses                                      822             2,430               4,994
                                                            ------------------  ----------------  ------------------
Loss from operations                                                    (680)           (1,726)             (3,357)
                                                            ------------------  ----------------  ------------------
Other income (expense):
        Minority interest in earnings                                    (14)              (59)               (128)
        Interest income (expense), net                                  (444)           (1,353)             (2,682)
        Gain on sale of licenses and equipment
              and other                                                  (97)              ( 8)                 (1)
                                                            ------------------  ----------------  ------------------
                                                                        (555)           (1,420)             (2,811)
                                                            ------------------  ----------------  ------------------
Net (loss)                                                            (1,235)           (3,146)             (6,168)
Redeemable preferred stock dividend and accretion                        (76)          (   265)               (427)
                                                            ------------------  ----------------  ------------------
Loss applicable to common shareholders                            $   (1,311)       $   (3,411)         $   (6,596)
                                                                                              -
                                                            ==================  ================  ==================
Basic and diluted loss per share of Common Stock:
Loss applicable to common shareholders                            $    (0.02)       $    (0.06)         $    (0.12)
                                                            ==================  ================  ==================
Basic and diluted  weighted average shares outstanding            54,663,127        52,935,157          52,935,157
                                                            ==================  ================  ==================

       See accompanying condensed notes to unaudited consolidated interim financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
    For the 28 Days Ended January 28, 2002 and Six Months Ended June 30, 2001
                             (amounts in thousands)

                                                                28 Days Ended         Six Months
                                                                 January 28,            Ended
                                                                    2002            June 30, 2001
                                                               ----------------    ----------------
Cash flows from operating activities:
     Net (loss)                                                   $  (1,235)            $ (6,168)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
             Minority interest                                            14                 128
             Depreciation and amortization                               102               1,199
             (Loss) on sale of licenses and equipment                     -                    5
             Amortization of debt discount and issuance cost              97                  393
             Change in operating assets and liabilities:
                  Decrease in accounts receivable
                       and other receivables                              36                 255
                  Decrease in inventory                                    8                   4
                  Decrease in deposits and prepaids                        6                  --
                  Decrease in unearned revenues                          (27)               (181)
                  Decrease in accounts payable and
                        accrued liabilities                             (113)               (170)
                                                               ----------------    ----------------
Net cash used in operating activities                                 (1,112)             (4,312)
                                                               ----------------    ----------------

Cash flows from investing activities:
     Purchase of license options                                         (31)               (240)
     Purchases of equipment                                                -                  (4)
     Proceeds from sale of licenses and equipment                        363                  389
                                                               ----------------    ----------------
Net cash provided by investing activities                                332                  145
                                                               ----------------    ----------------

Cash flows from financing activities:
     Payments of minority interests                                       -                  (99)
     Payments of long-term debt                                         (191)             (3,190)
     Proceeds from issuance of long-term debt                            972               8,708
                                                               ----------------    ----------------
Net cash provided by financing activities                                781               5,419
                                                               ----------------    ----------------

Net increase in cash                                                       1               1,252
Cash at beginning of period                                              118                 108
                                                               ----------------    ----------------

Cash at end of period                                               $    119           $   1,360
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


 Assets held for sale adjusted to estimated fair value         $        76,912
 Estimated future interest income                                        1,719
 Expected proceeds from sale of partnerships
      net of minority interests                                          2,315
 Adjust notes payable to expected payment amount                           500
 Accrual of cumulative preferred dividends                                (574)
 Estimated future operating costs and settlement
      reserves during liquidation                                      (23,877)
                                                               ----------------
                                                               $        56,995
                                                               ================

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

NOTE 3 - ESTIMATED VALUES OF ASSETS  AND LIABILITIES OF THE COMPANY

The estimated assets of Chadmoore that are set forth in the June 30, 2002 "Consolidated Statement of Net Assets in Liquidation" have been presented on the following basis:


         (a) Assets held for sale represent estimated net sales proceeds less the costs of disposal.
         (b) Cash and cash equivalents are stated at fair value. Generally, cash balances held in financial institutions may be in excess of federally insured amounts.
         (c) Estimated future interest income of $1.3 million was estimated by management based upon future expected cash flows and future interest earnings.
         (d) The estimated value of partnership interests, $1.2 million, represent the amount of proceeds expected from the sale of the partnership interests.

         (e) Other assets, net, represent primarily prepayments on future operating costs, and cash held in escrow.
         (f) Accounts and other receivables, net, are carried at their expected collectible amounts.

The estimated liabilities of Chadmoore that are set forth in the June 30, 2002 "Consolidated Statement of Net Assets in Liquidation" have been presented on the following basis:

         (a) Notes payable represent non-interest bearing amounts owed in connection with license commissions, the purchase of assets and the purchase of licenses from licensees.
         (b) Accounts payable and accrued expenses include all amounts that remain unpaid for liquidation activities and remaining partnership operations.
         (c) Federal income taxes payable represents that portion of the total estimated amounts of federal income taxes that management believes will be due when Chadmoore's federal income tax return for the year ended December 31, 2002 is filed.

The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of Chadmoore's assets, the ultimate settlement amounts of Chadmoore's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the liquidation period, resolution of uncertainties and litigation, and the timing of the liquidation and dissolution. A summary of significant estimates and judgments utilized in preparation of the June 30, 2002 consolidated financial statements on a liquidation basis follows:

         Estimated value of partnership interests and future interest income

         At June 30, 2002, the estimated value of partnership interests and future interest income represented about 6.6% of Chadmoore's estimated net assets in liquidation. The estimated value of partnership interest, $1.2 million, represents management's estimate of expected proceeds from the sale of remaining partnership interests. The estimated future interest income of $1.3 million represents management's estimate of future interest earnings based on current (1.9% annual rate at July 1, 2002) market rates of interest over the remaining liquidation period.

         Estimated future operating costs and settlement reserves during the liquidation period.

         Chadmoore recorded amounts for estimated future operating costs during liquidation and for settlement reserves on January 29, 2002, when the Company adopted the liquidation basis of accounting. The table presented in Note 5 summarizes the estimated amounts as of the date of adoption of the liquidation basis of accounting and the actual costs that have been incurred and paid during the period from January 29, 2002 through June 30, 2002.

         Estimated note payable settlement amounts.

         Long-term debt as of June 30, 2002 is recorded at their anticipated settlement amounts. Certain disputes have arisen in connection with some of the underlying notes and management is in the process of negotiating settlement with the respective note holders.

         Periodic changes in estimated values of the assets of the Company are reflected in the "Consolidated Statement of Changes in Net Assets in Liquidation".

NOTE 4 - ESTIMATED FUTURE OPERATING COSTS AND SETTLEMENT RESERVES

The Company recorded amounts for estimated future operating costs and settlement reserves on January 29, 2002 when the Company adopted the liquidation basis. The table presented below summarized the estimated future operating costs and settlement reserves as of January 29, 2002, changes from initial estimates, and the actual costs that have been incurred and paid during the period from January 29, 2002 through June 30, 2002.

                                       As of            Change in         Incurred         As of
                                   Jan. 29, 2002         Estimate         and paid     June 30, 2002
                                  -----------------  -----------------  -------------  --------------
Compensation for
   liquidation personnel          $       10,237                --      $  (5,491)     $      4,746
Insurance, utilities and
   facility expenses                         683                --           (250)              433
Legal, audit and other
   professional fees                       3,304                --         (2,018)            1,286
General contingency
   reserve                                 9,653                --             --             9,653
                                  -----------------  -----------------  -------------  --------------
Total estimated future
   operating costs and
   settlement reserves            $       23,877                --      $  (7,759)     $     16,118
                                  =================  =================  =============  ==============

In view of the expected duration of the liquidation period until February 22, 2007, and the requirement of Colorado law that Chadmoore maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all known and unknown contingent claims, Chadmoore established a general contingency reserve upon the adoption of liquidation basis accounting on January 29, 2002. The amount of the reserve initially established was $9.7 million and remains at $9.7 million at June 30, 2002.

The majority of this general reserve at June 30, 2002, $8.9 million, relates to contingencies involving the resolution of various federal, state and local taxation issues. Other matters covered by this reserve include existing litigation and claims, settlement of existing liabilities, and a general reserve for currently unidentified contingencies and unasserted claims. This reserve has been established for matters for which there is insufficient information upon which management can reasonably estimate a settlement amount, or where the ultimate settlement amount will be based on future events which management cannot reasonably predict at this time. The outcome of these contingencies may involve litigation, the ultimate outcome of which cannot be determined at this time. Accordingly, management has provided the reserve at the estimated maximum possible settlement amount, however, the actual amount could be higher based on the ultimate outcome of litigation matters which are subject to inherently unpredictable risks and uncertainties.

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

In October, 2001, Chadmoore received a demand for arbitration from Emergency Radio Services, Inc. ("ERS") with respect to a breach of a contract claim. In its demand for arbitration, ERS argued that an agreement executed between ERS and Chadmoore in 1997 entitled it to certain radio channels in Fort Wayne, Indiana. Chadmoore attempted to reach a settlement in this matter. However, no settlement has been reached and no further settlement disucussions were scheduled. Subsequent to March 31, 2002, the Company reached an agreement wherein ERS released Chadmoore fully from any and all claims in exchange for Chadmoore's transfer of title to ERS of five remaining channels in the Fort Wayne, Indiana market and a cash payment of $375,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Chadmoore's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values set these assets and to settle all claims on terms most favorable to Chadmoore. The liquidation is expected to be concluded prior to the fifth anniversary of the filing of the Certificate of Dissolution in Colorado by a final liquidating distribution directly to shareholders of record. The initial cash distribution to shareholders under the Plan was made on July 12, 2002 in the aggregate amount of $22.7 million, or about $.3323 per equivalent share. Remaining net assets available for distribution to shareholders as of June 30, 2002, less the July 12, 2002 distribution of $22.7 million, are currently estimated to be about $13.8 million. Subsequent to July 12, 2002, Chadmoore has distributed $11.3 million, or $.1634 per equivalent shares.


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

In October, 2001, Chadmoore received a demand for arbitration from Emergency Radio Services, Inc. ("ERS") with respect to a breach of a contract claim. In its demand for arbitration, ERS argued that an agreement executed between ERS and Chadmoore in 1997 entitled it to certain radio channels in Fort Wayne, Indiana. Chadmoore attempted to reach a settlement in this matter. However, no settlement has been reached and no further settlement disucussions were scheduled. Subsequent to June 30, 2002, the Company reached an agreement wherein ERS released Chadmoore fully from any and all claims in exchange for Chadmoore's transfer of title to ERS of five remaining channels in the Fort Wayne, Indiana market and a cash payment of $375,000.

A complaint was filed by Third Mobile Ltd., a Texas limited liability company and shareholder of Chadmoore, naming Chadmoore as defendant, on December 13, 2001 in the United States District Court for the District of Nevada. The complaint was served on Chadmoore on January 31, 2002. The complaint seeks monetary damages relating to certain oral misrepresentations Robert Moore or other Chadmoore representatives allegedly made to Third Mobile around January 1995 that induced Third Mobile to invest $700,000 in Chadmoore Communications, Inc. Chadmoore believes the complaint is without substantive merit, and is also likely barred by the applicable statue of limitations since it related to events that took place seven years ago in January and February of 1995. Chadmoore has filed its first response in this matter with the District Court; and, no settlement discussion are in progress. Initial discovery has commenced in this matter and on May 14, 2002 Chadmoore caused outside counsel to file a Motion to Dismiss Third Mobile's complaint. Subsequent to June 30, 2002, the parties settled the case for a one-time payment from Chadmoore of $25,000 and an exchange of full mutual releases by the parties.

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

(b)      Reports on Form 8-K

         Chadmoore filed a Current Report on Form 8-K on April 11, 2002, setting forth in Item 5 a press release dated April 9, 2002, announcing that Chadmoore was continuing with its analysis of the appropriate reserve amounts required under Colorado law for all claims and liabilities against Chadmoore.

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