Form 10KSB
period 2003-12-31
CHADMOORE WIRELESS GROUP INC
filed 2004-04-14
CIK 815755

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-KSB
                                   (Mark One)

                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       or
                  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of March 22, 2004, 47,736,006 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's proxy Statement to be filed not later than 120 days after December 31, 2003, in conjunction with the 2002 Annual Meeting of Shareholders, referred to herein as the "Proxy Statement", are incorporated by reference into Part III of this Form 10-KSB. Certain exhibits filed with the Registrant's prior registration statements and period reports under the Securities Exchange Act of 1934 are incorporated herein by reference into Part IV of this report.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes [ ] No [X]

FORM 10-KSB
INDEX


ITEM 1.  DESCRIPTION OF BUSINESS                                             3

ITEM 2.  DESCRIPTION OF PROPERTIES                                           6

ITEM 3.  LEGAL PROCEEDINGS                                                   7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 8

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS            9

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATION                                               10

ITEM 7.  FINANCIAL STATEMENTS                                               12

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURES                                              27

ITEM 8A. CONTROLS AND PROCEDURES                                            27

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 28

ITEM 10. EXECUTIVE COMPENSATION                                             29

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     32

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     33

ITEM 13. EXHIBITS AND CURRENT REPORTS ON FORM 8-K                           44

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                             47

SIGNATURES                                                                  38

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


THE COMPANY

As of December 31, 2001, Chadmoore was one of the largest holders in the United States of frequencies in the 800 MHz band for commercial specialized mobile radio service. On February 8, 2002, Chadmoore closed its sale of substantially all of its assets to Nextel Communications, Inc. ("Nextel") for $130 million in cash. Net proceeds to Chadmoore were approximately $103 million after the payoff of Barclays Bank ("Barclays") debt.

On January 28, 2002, holders of Chadmoore common stock approved the asset sale to Nextel, the dissolution of Chadmoore and a plan of liquidation (the "Plan"). On February 22, 2002, Chadmoore filed its articles of dissolution, closed its stock transfer record books, de-listed its shares from the over-the-counter bulletin board and began an orderly wind-up of its business operations. The key features of the Plan are o the conclusion of all business activities, other than those related to the execution of the Plan o the sale or disposal of all of Chadmoore's non-cash assets o the establishment of reasonable reserves to be sufficient to satisfy the liabilities, expenses and obligations of Chadmoore not otherwise paid, provided for or discharged o the periodic payment of per share liquidating distributions to shareholders; and o the authorization of the filing of a Certificate of Dissolution with the State of Colorado.

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

On July 12, 2002, Chadmoore mailed its initial distribution of cash to its shareholders of record in the aggregate amount of $22.7 million, or about $.3323 per share. On February 28, 2003, a second distribution of cash to its shareholders of record was initiated in the aggregate amount of $4.3 million, or about $.061967 per share. On December 5, 2003, a third distribution of cash in the aggregate amount of $7.0 million, or about $.101464 per share, was mailed to shareholders of record. Chadmoore currently estimates that shareholders of record may receive additional liquidation proceeds totaling about $.08 per share for a total estimated distribution of about $.57 per share. The actual nature, amount and timing of future distributions will be determined by the Board of Directors in its sole discretion, and will depend primarily upon Chadmoore's ability to execute the Plan.

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

Under Colorado law, the Chadmoore board of directors is charged with determining the amount of assets to be reserved to pay Chadmoore's known, contingent, unliquidated, and unknown claims, including the estimated expenses of the dissolution and liquidation. Only after sufficient assets are reserved can the board of directors distribute assets to the Chadmoore security holders. It is impossible for the Chadmoore board of directors to know with certainty that all claims and potential claims are provided for adequately during the five year liquidation period provided by Colorado law. In addition, some claims may be brought more than five years after the filing date of the articles of dissolution, subject to the applicable statute of limitations. In the event that the assets reserved are insufficient to satisfy all of the claims that arise within the applicable claim period, the unpaid creditors are entitled to compensation from the persons receiving distributions for that amount up to the amount of assets they receive in distributions.

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

OUR OPERATIONS MAY BE ADVERSELY AFFECTED IF WE LOSE KEY PERSONNEL.

We depend on the experience and efforts of our management team, particularly our executive officers Robert Moore and Stephen Radusch, to effect the plan of liquidation and to settle and resolve all claims against us. These executives have significant experience with respect to the Company's assets and operating history and any claims against it. The loss of any of their services could harm the execution of the Company's plan of liquidation.

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

EMPLOYEES

As of March 26, 2004, Chadmoore had two full-time employees.


ITEM 2.  DESCRIPTION OF PROPERTIES

Chadmoore's corporate office is located at 2458 East Russell Road, Suite B, Las Vegas, Nevada. Chadmoore co-leases office space at this address which consists of approximately 2,290 square feet at a monthly base rental of approximately $1,030 under a two-year lease, which started in January, 2003. Management believes that the corporate office space will be sufficient to accommodate Chadmoore's dissolution and liquidation and has no expectation of needing more space before the end of the lease term.

As of December 31, 2003, Chadmoore leased 2 antenna sites in the United States. The terms of these leases range from 3 months to 3 years, with options to renew. Chadmoore is currently in discussion to liquidate the 3 year lease.

ITEM 3.  LEGAL PROCEEDINGS

In late September, 2002, Chadmoore received a letter from Cindy Ashcroft, principal of Ashcroft ITV ("Ashcroft") seeking payment for licenses which Ashcroft purports were transferred to Chadmoore. Ashcroft requested, through its letter, a payment in excess of $4 million from Chadmoore for the subject licenses, or alternatively a further explanation from the Company as to why such a payment would not be forthcoming. Chadmoore has reviewed its files and Chadmoore management, along with outside counsel, has analyzed the matter at considerable length. Upon review of the evidence in the light most favorable to Ashcroft, Chadmoore believes that it could potentially be liable to Ashcroft for approximately $23,750 in license payments. On the other hand, the Company believes it has a valid counterclaim for approximately $89,000 against Ashcroft for interim management fees earned while the Company managed and operated Ashcroft's licensed facilities in order to keep them in compliance with FCC requirements. In late 2001, the Company suggested to Ms. Ashcroft that a direct meeting between the parties take place as promptly as practicable to resolve this matter. At this time, management has received no reply from Ms. Ashcroft. While Chadmoore cannot forecast the ultimate outcome of this matter, based on management's review of the files and Ashcroft's request, as well as internal conferences and conferences with outside counsel regarding this matter, the Company believes that the possibility that this matter will have a substantial adverse impact on the Company is remote.

Electronic Maintenance Company, Inc. ("EMCO"), on December 4, 2002, filed a complaint in the 19th Judicial District Court of Louisiana against Chadmoore Wireless Group, Inc. and PTT Baton Rouge, LLC, seeking unspecified damages for what EMCO alleges was a breach of certain agreements which governed operation of a radio system jointly owned by EMCO and Chadmoore operating in Baton Rouge, Louisiana. EMCO also requested that the Court enjoin Chadmoore from further shareholder distributions, absent a set-aside for this matter. While no specific set-aside amount was specified by EMCO, in subsequent discussions with EMCO's counsel it was suggested that a hold-back should be made in the amount of $1.5 million. Chadmoore was served with EMCO's complaint on December 9, 2002. Accordingly, on January 7, 2003, Chadmoore filed a Notice of Removal indicating there was diversity jurisdiction and asked that jurisdiction be taken by the United States District Court for the Middle District of Louisiana. Additionally, Chadmoore sought dismissal of the EMCO case on the grounds that the subject agreements that formed the basis of EMCO's complaint provided that disputes between the parties would be taken to an arbitrator or a mediator with arbitration and/or mediation taking place in Las Vegas, Nevada. Subsequently, EMCO filed its opposition to Chadmoore's Motion to Dismiss and Chadmoore subsequently filed its reply. In March, 2003, EMCO filed a Motion to Remand asking that jurisdiction of the case be returned to the 19th Judicial District Court of Louisiana. Chadmoore timely filed its Opposition to the Motion to Remand. In early July 2003, the court granted EMCO's motion and remanded the case back to the 19th Judicial Court of Louisiana. Chadmoore timely filed a motion seeking reconsideration of the remand; however, that motion was rejected in late July, 2003. In the interim, as a result of a settlement conference held on August 13, 2003 and subsequent negotiations, a settlement was reached. Under the settlement, EMCO obtained 100% ownership of the jointly owned radio system and received a payment of $175,000 from Chadmoore. Consummation of the settlement occurred prior to December 31, 2003.

On March 13, 2003, American Tower Corporation ("American Tower") submitted to Chadmoore a notice of default under several license agreements which existed earlier between American Tower and Chadmoore. American Tower sought immediate payment of an outstanding balance of approximately $234,000. On March 19, 2003, Chadmoore formally responded to American Tower's notice, rejected its demand, and indicated that Chadmoore believes it has no legal duty to continue to make any payments to American Tower on the basis of the agreements. Subsequently, on May 23, 2003, American Tower filed suit in the Clark County Nevada District Court seeking redress for its claims of breach of contract, without specifying the damages sought. Chadmoore timely filed its answer on June 16, 2003 denying American Tower's claims. The parties have exchanged pre-trial documentation and witness lists for discovery purposes. Discovery is currently ongoing. A jury trial is set for the week of April 5, 2004. Currently, management cannot forecast the actual outcome of this item, nor can it provide a timetable for when this matter will be concluded.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Chadmoore's common stock was listed on the NASD Over-the-Counter Electronic Bulletin Board (the "OTC Bulletin Board") from July 1995 to February 2002. Effective as of the date of the Company's dissolution on February 22, 2002, Chadmoore's common stock was delisted from the OTC Bulletin Board and no longer trades. As of March 31, 2004, there were 367 holders of record of Common Stock, including brokerage accounts. The former transfer agent and now liquidating agent for the common stock is Computershare Investor Services, Lakewood, Colorado 80228.

On July 12, 2002, Chadmoore made an initial liquidation distribution under the Plan. On February 28, 2003, a second distribution of cash to its shareholders of record was initiated, and on December 5, 2003, Chadmoore made a third distribution of cash to shareholders of record. A total of $33,968,716 or $.4957 per share has been distributed to date to shareholders of record. The actual amount and timing of future distributions cannot be predicted at this time. At present, Chadmoore estimates that the total of the remaining additional liquidation payments to shareholders will be about $.08 per share. The liquidation payments should be concluded by February 22, 2007.

During 2003, Chadmoore had no issuances of unregistered securities.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND STATUS OF LIQUIDATION

The following is a discussion of the consolidated financial condition and results of operations of Chadmoore for the fiscal years ended December 31, 2003 and December 31, 2002, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report. Comparative financial statements are presented for liquidation periods subsequent to January 28, 2002.

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

PLAN OF OPERATIONS FOR DISSOLUTION

On January 28, 2002, holders of Chadmoore common stock approved the asset sale to Nextel, the dissolution of Chadmoore and a Plan of Liquidation (the "Plan"). On February 22, 2002, Chadmoore filed its Articles of Dissolution, closed its stock transfer record book, de-listed its shares from the over-the-counter bulletin board and began an orderly wind-up of its business operations. The key features of the Plan are: o the conclusion of all business activities, other than those related to the execution of the Plan o the sale or disposal of all of Chadmoore's non-cash assets; o the establishment of reasonable reserves to be sufficient to satisfy the liabilities, expenses and obligations of Chadmoore not otherwise paid, provided for or discharged; o the periodic payment of per share liquidating distributions to shareholders; and o the authorization of the filing of a Certificate of Dissolution with the State of Colorado.

In order to reduce liquidation costs, Chadmoore's full-time staff has been reduced to two remaining officers who will handle all remaining liquidation issues. Under Colorado law, Chadmoore will remain in existence as a non-operating entity for five years from February 22, 2002 and will maintain a certain level of liquid assets to cover any remaining liabilities and pay operating costs during the dissolution period.

STATUS OF LIQUIDATION

On February 8, 2002, Chadmoore sold substantially all of its assets to Nextel Communications, Inc. ("Nextel") for $130 million in cash resulting in a gain of about $88 million, terminated its operations and began an orderly liquidation of the Company, including laying off most of its employees. Chadmoore adopted the liquidation basis of accounting effective January 29, 2002, whereby assets are recorded at their estimated net realizable values, liabilities are recorded at their estimated settlement amounts and a reserve has been provided for potential claims. The valuation of assets and liabilities requires many estimates and assumptions by management and actual values may vary greatly from estimates. The majority of Chadmoore's assets have been liquidated and the amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the ultimate settlement amounts of Chadmoore's liabilities and obligations, actual costs incurred in connection with carrying out the Plan including administrative costs during the liquidation period, and the time frame it takes to complete the liquidation.

LIQUIDITY AND CAPITAL RESOURCES

Chadmoore's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values for such assets and to settle all claims on terms most favorable to Chadmoore. The liquidation is expected to be concluded prior to the fifth anniversary of the filing of the Certificate of Dissolution in Colorado by a final liquidating distribution directly to shareholders of record. The initial cash distribution under the Plan was made on July 12, 2002 in the aggregate amount of $22.7 million, or about $.3323 per share. On February 28, 2003, a second distribution of cash in the aggregate amount of $4.3 million, or $.061967 per share, was initiated. On December 5, 2003, a third distribution of cash in the aggregate amount of $7.0 million, or $.101464 per share was made to shareholders of record. As of December 31, 2003, Chadmoore had distributed an aggregate of about $34 million, or $.4957 per share. Remaining net assets available for distribution to shareholders as of year-end are about $6.1 million.

ITEM 7.  FINANCIAL STATEMENTS


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
CHADMOORE WIRELESS GROUP, INC.
Las Vegas, Nevada

We have audited the accompanying statement of net assets in liquidation of Chadmoore Wireless Group, Inc. as of December 31, 2003 and 2002, and the related statement of changes in net assets in liquidation for the year ended December 31, 2003, and the period from January 29, 2002 to December 31, 2002. In addition, we have audited the statements of operations, stockholders' deficit and cash flows for the period from January 1, 2002 to January 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Chadmoore Wireless Group, Inc. as of December 31, 2003 and 2002, the changes in its net assets in liquidation for the year ended December 31, 2003, and the period from January 29, 2002 to December 31, 2002, and the results of its operations and its cash flows for the period from January 1, 2002 to January 28, 2002 in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.

                                                     /s/ McGladrey & Pullen, LLP

Las Vegas
March 12, 2004

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
              Consolidated Statements of Net Assets in Liquidation
                        as of December 31, 2003 and 2002
                             (amounts in thousands)
                                                                                          December 31,
                                                                              -------------------------------------
                                                                                    2003              2002
                                                                              -------------------------------------
    ESTIMATED VALUES OF ASSETS OF THE COMPANY

      Assets held for sale                                                           $    --               $  298
      Cash and cash equivalents                                                        18,341              32,695
      Accounts receivable, net                                                             17                 280
      Other receivables, net                                                              760                 943
      Other assets, net                                                                   250                 633
      Estimated proceeds from sale of partnerships                                        100                 250
      Estimated future interest income                                                    349               1,063
                                                                              -----------------  ------------------
                   Total estimated assets                                              19,817              36,162
                                                                              -----------------  ------------------

    ESTIMATED LIABILITIES OF THE COMPANY

      Notes payable                                                                     3,199               5,702
      Accounts payable and accrued liabilities                                            305               1,100
      Federal income taxes payable                                                      1,137               1,826
                                                                              -----------------  ------------------
                   Total estimated liabilities                                          4,641               8,628
                                                                              -----------------  ------------------

    ESTIMATED FUTURE OPERATING COSTS and SETTLEMENT RESERVES DURING
    LIQUIDATION PERIOD                                                                  9,084              13,305
                                                                              -----------------  ------------------

    NET ASSETS IN LIQUIDATION                                                       $   6,092           $  14,229
                                                                              =================  ==================

          See accompanying notes to consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
         Consolidated Statements of Changes in Net Assets in Liquidation
            For the year ended December 31, 2003 and the period from
                   January 29, 2002 through December 31, 2002
                             (amounts in thousands)

                                                                                          December 31
                                                                              -------------------------------------
                                                                                    2003              2002
                                                                              -------------------------------------

    Estimated net assets in liquidation as of
              December 31, 2002 and January 29, 2002, respectively                  $  14,229           $  36,961

      Net (loss) gain from operations during liquidation                               (1,086)                 65

      Settlement of litigation                                                             --                (264)

      Adjustment for minority interests                                                    --                (898)
      Adjustment for net exercise of warrants                                              --               3,000
      Change in estimate of:
          General contingency reserve                                                   2,275                  --
          Estimated future interest income                                               (396)                131
          Future operating costs during liquidation period                               (604)             (1,429)
          Estimated proceeds from sale of partnerships                                   (150)               (591)
          Notes payable                                                                 1,836                  --
          Federal and state taxes                                                       1,415                  --
          Value of assets held for sale                                                  (298)                (52)
      Cash distribution to shareholders                                               (11,129)            (22,694)
                                                                              -----------------  ------------------

    Net Assets in Liquidation                                                        $  6,092           $  14,229
                                                                              =================  ==================


          See accompanying notes to consolidated financial statements.

                         CHADMOORE WIRELESS GROUP, INC.
           Consolidated Statement of Operations (Going Concern Basis)
                     For the 28 Days Ended January 28, 2002
                  (amounts in thousands, except per share data)


                                                                 January 28,
                                                                     2002
                                                              ---------------
Revenues:
     Service revenue                                          $           324
     Equipment sales and maintenance                                        8
                                                              ---------------
         Total revenues                                                   332

Cost of sales:
     Cost of service revenue                                              182
     Cost of equipment sales and maintenance                                8
                                                              ---------------
         Total cost of sales                                              190

Gross margin                                                              142
                                                              ---------------

Operating expenses:
     Selling, general and administrative                                  608
     Depreciation and amortization                                        214
     Write down of inventory                                               -
                                                              ---------------
         Total operating expenses                                         822

Loss from operations                                                     (680)
                                                              ----------------

Other income (expense):
     Minority interest in earnings                                        (14)
     Interest income (expense), net                                      (444)
     Gain on sale of licenses and equipment and other                     (97)
                                                              ---------------
                                                                         (555)
Net loss                                                               (1,235)
Redeemable preferred stock dividend and accretion                         (76)
                                                              ----------------
Loss applicable to common shareholders                        $        (1,311)
                                                              ===============

Basic and diluted loss per share of Common Stock:
Loss applicable to common shareholders                        $         (0.02)
                                                              ===============

Basic and diluted weighted average shares outstanding              54,663,127
                                                              ===============




          See accompanying notes to consolidated financial statements.

                         Chadmoore Wireless Group, Inc.
 Consolidated Statement of Redeemable Preferred Stock and Shareholders' Deficit
                     For the 28 Days ended January 28, 2002
                                  Consolidated


                               Redeemable Preferred
                                     Stock                   Common Stock
                             -----------------------  --------------------   Additional                                    Total
                             Outstanding              Outstanding             Paid-In        Stock     Accumulated    Shareholders'
                                Shares     Amount        Shares    Amount     Capital     Subscribed     Deficit         Deficit
                             ----------- -----------  ----------- --------  ------------  -----------  ------------   -------------
Balance at December 31, 2001  10,119,614 $ 3,121,747   45,700,172 $ 45,700  $ 68,657,501           -  $(87,499,421)   $(18,796,220)
                             ----------- -----------  ----------- --------  ------------  -----------  ------------   -------------
Issuance of Common Stock:

Net loss                             -           -            -        -             -              -    (1,235,000)          -
                             ----------- -----------  ----------- --------  ------------  -----------  -------------  -------------
Balance at January 28, 2002   10,119,614 $ 3,121,747   45,700,172 $ 45,700  $ 68,657,501           -  $(87,734,421)   $(18,796,220)
                             =========== ===========  =========== ========  ============  ===========  =============  =============


       See accompanying notes to these consolidated financial statements.

                         CHADMOORE WIRELESS GROUP, INC.
                      Consolidated Statement of Cash Flows
                     For the 28 Days Ended January 28, 2002
                             (amounts in thousands)


                                                                                 January 28,
                                                                                    2002
                                                                                -----------
Cash flows from operating activities:

Net loss                                                                        $   (1,235)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Minority interests                                                                 14
     Depreciation and amortization                                                     102
     Amortization of debt discount and issuance costs                                   97
     Change in operating assets and liabilities:
         Decrease in accounts receivable and other receivables                          36
         Decrease in inventory                                                           8
         Decrease in deposits and prepaids                                               6
         (Decrease) in unearned revenues                                               (27)
         Increase (decrease) in accounts payable and accrued liabilities              (113)
                                                                                -----------
Net cash used in operating activities                                               (1,112)
                                                                                -----------

Cash flows from investing activities:
     Purchase of license options                                                       (31)
     Proceeds from sale of licenses and equipment                                      363
                                                                                ----------
Net cash provided by (used in) investing activities                                    332
                                                                                ----------

Cash flows from financing activities:
     Payments of long-term debt                                                       (191)
     Proceeds from issuance of long-term debt                                          972
                                                                                ----------
Net cash provided by financing activities                                              781
                                                                                ----------

Net increase in cash                                                                     1
Cash at beginning of period                                                            118
                                                                                ----------

Cash at end of period                                                           $      119
                                                                                ==========

          See accompanying notes to consolidated financial statements.

                         CHADMOORE WIRELESS GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


A.       DESCRIPTION OF BUSINESS

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

B.       LIQUIDATION BASIS OF ACCOUNTING

As a result of the adoption of the Plan, Chadmoore adopted the liquidation basis of accounting effective January 29, 2002. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. The ongoing application of the liquidation basis of accounting requires management to make significant estimates and judgments.

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
                                                                     --------
                                                                     $56,995
                                                                     ========

No adjustments were recorded for estimated operating results of the remaining partner markets due to the inherent uncertainties. Accordingly, any gain or loss from operations of the remaining partner markets during the liquidation period will be reflected as an increase or decrease in net assets in liquidation as they are realized.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the net realizability of assets and estimated costs to be incurred during the liquidation period and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates are imprecise and subject to change, among other things, the estimates may be based on assumption about future conditions, transactions, or events whose outcome is uncertain. It is likely, therefore, that the actual outcome and settlement of assets and liabilities through completion of the Plan will differ from management's initial estimates and those differences may be significant.

ESTIMATED VALUES OF ASSETS OF THE COMPANY

The estimated assets of Chadmoore that are set forth in the December 31, 2003 and 2002 "Consolidated Statement of Net Assets in Liquidation" have been presented on the following basis:

         (a) Assets held for sale represent estimated net sales proceeds less the costs of disposal.
         (b) Chadmoore classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase. Cash and cash equivalents are stated at fair value. Generally, cash balances held in financial institutions may be in excess of federally insured amounts.
         (c) Estimated future interest income was estimated by management based upon future expected cash flows. Actual interest income will likely differ from management's current estimate.
         (d) The estimated proceeds from sale of partnerships represents the amount of net proceeds expected from the sale of the partnership interests. Actual receipt of proceeds will likely differ from management's current estimate.
         (e) Other assets, net, represents primarily prepayments on future operating costs and cash held in escrow. (f) Accounts and other receivables, net, are carried at their expected collectible amounts.

ESTIMATED LIABILITIES OF THE COMPANY

The estimated liabilities of Chadmoore that are set forth in the December 31, 2003 and 2002 "Consolidated Statement of Net Assets in Liquidation" have been presented on the following basis:

         (a) Notes payable represent non-interest bearing amounts owed in connection with license commissions, the purchase of assets and the purchase of licenses from licensees and are recorded at their estimated settlement amount.

         (b) Accounts payable and accrued expenses include all amounts that remain unpaid for liquidation activities and remaining partnership operations.

         (c) Federal and state income taxes payable represent the unpaid portion of the total estimated amount of federal income taxes that management believes are due for the year ended December 31, 2002. Chadmoore, in conjunction with its outside tax professionals, continually reviews its estimates of the total federal and state income taxes, as well as those amounts that will be due when such returns are filed. Due to the complexity of the asset sale to Nextel in 2002, significant assumptions and analysis are required to estimate the amounts ultimately due. During the quarter ended September 30, 2003, Chadmoore completed and filed all state and federal returns for the year ended December 31, 2002. Prior to filing these returns, Chadmoore decreased the amount of estimated federal and state income taxes reported in its general contingency reserve by $1.9 million. Subsequently, Chadmoore filed an amended federal income tax return for December 31, 2002, and has recorded a tax liability of $400,000. Because of the continuing operating expenses involved in managing the plan of liquidation, and expectations of limited gains from operations and interest income,

              Chadmoore does not believe that there will be future federal income taxes due beyond the year ended December 31, 2002, and believes that the amount of future minimum state taxes due will not be significant.

The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of Chadmoore's assets, the ultimate settlement amounts of Chadmoore's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the liquidation period, and the timing of the liquidation and dissolution. A summary of significant estimates and judgments utilized in preparation of the December 31, 2003 consolidated financial statements on a liquidation basis follows:

         Estimated proceeds from sale of partnerships and future interest income.

         At December 31, 2003, the estimated proceeds from sale of partnerships and future interest income represented about 7.4% of Chadmoore's estimated net assets in liquidation. The estimated proceeds from sale of partnerships of $100,000 represents management's estimate of expected proceeds from the sale of remaining partnership interests. The estimated future interest income of $349,000 represents management's estimate of future interest earnings based on current (1.00% at February 28, 2004) market rates of interest over the remaining liquidation period.

         Estimated future operating costs and settlement reserves during the liquidation period.

         Chadmoore recorded amounts for estimated future operating costs during liquidation and for settlement reserves on January 29, 2002, when the Company adopted the liquidation basis of accounting. The table presented below summarizes the estimated amounts as of the date of adoption of the liquidation basis of accounting and the actual costs that have been incurred and paid during the period from January 29, 2002 through December 31, 2003.

                                      As of         Change in       Incurred          As of
                                  Jan. 29, 2002      Estimate       and Paid      Dec. 31, 2003
                                  -------------    -----------    -----------     -------------
Compensation for
  liquidation personnel            $   10,237      $      619     $  (10,512)       $       344
Insurance, utilities and
  facility expenses                       683             268           (660)               291
Legal, audit and other
  professional fees                     3,304             146         (3,004)               446
General contingency reserve             9,653            (238)        (1,402)             8,003
                                 -------------     -----------    -----------     -------------
Total estimated future
  operating costs and
  settlement reserves              $    23,877     $      795     $  (15,558)       $     9,084
                                 =============     ===========    ===========     =============

In view of the duration of the liquidation period to February 22, 2007, and provision in Colorado law that Chadmoore maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all known and unknown contingent claims, Chadmoore established a general contingency reserve upon the adoption of liquidation basis accounting on January 29, 2002. The amount of the reserve initially established was $9.7 million and is $8.0 million at December 31, 2003.

The majority of this reserve at December 31, 2003, $7.0 million, relates to contingencies involving the resolution of various federal, state and local taxation issues. Other matters covered by this reserve include existing litigation and claims, settlement of existing liabilities, and a general reserve for currently unidentified contingencies and unasserted claims. This reserve has been established for matters for which there is insufficient information upon which management can reasonably estimate a settlement amount, or where the ultimate settlement amount will be based on future events which management cannot predict at this time. The outcome of these contingencies may involve litigation, the ultimate outcome of which cannot be determined at this time. Accordingly, management has provided the reserve at the estimated maximum possible settlement amount.

As a result of the uncertainty regarding the estimates associated underlying the general contingency reserve, it is likely that the actual outcome of the resolutions of these contingencies will differ from management's estimates at this time, and those differences may be significant. In addition, since the resolution of these matters will inevitably involve procedural, and probably judicial proceedings, it is likely that the resolution of the majority of these contingencies will not occur in the near term. As more information becomes available to management, and as future resolution of events regarding these contingencies occur, management will adjust the general contingency reserve appropriately, if needed. See Note 6 - Commitments and Contingencies for further discussion.

C.       PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Chadmoore and all majority owned joint ventures. All significant intercompany balances and transactions have been eliminated in consolidation. The 2003 and 2002 financial statements only include Chadmoore's interests in those assets and liabilities at their estimated realizable and settlement amounts.

D.       USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the net realizability of assets and estimated costs to be incurred during the liquidation and disclosure of contingent assets and liabilities at December 31, 2003. Actual results could differ from those estimates.

E.       GOING CONCERN BASIS OF ACCOUNTING THROUGH JANUARY 28, 2002

CASH AND CASH EQUIVALENTS

Chadmoore classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase. Cash and cash equivalents are maintained primarily in an uninsured money market account, which earns interest at the current market rate.

AMORTIZATION

Intangible assets are being amortized using the straight-line method over their estimated lives of 5 to 20 years.

DEPRECIATION

Depreciation is computed using the straight-line method over estimated useful lives of the assets.

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

NOTE 2 - LONG-TERM DEBT

Long-term debt consists of the following:                   December 31,
                                                    ----------------------------
                                                        2003            2002
                                                    ------------    ------------
Note payable in connection with the asset purchases,
license purchases and license commissions payable in
monthly installments ranging from $9,500 to $15,946
per month. All notes payable are non-interest
bearing with maturities ranging current to February,
2021.                                                 3,490,897       6,202,363

Less adjustment to expected settlement amounts         (292,000)       (500,000)
                                                    ------------    ------------
Total long-term debt                                 $3,198,897      $5,702,363


Chadmoore incurred interest expense of approximately $898,000 for the 28 days ended January 28, 2002 (on a going concern basis). No capitalized interest was recorded for the period ended January 28, 2002.

Aggregate maturities based on the terms of the underlying debt instruments, net of unamortized discounts, for the next five years and thereafter are as follows:

         Year ended December 31,
                  2004                       $     605,352
                  2005                             311,352
                  2006                             191,352
                  2007                             191,325
                  2008                             191,352
                  Thereafter                     1,708,137
                                             -------------
                                             $   3,198,897
                                             =============

In February 2004, Chadmoore purchased an annuity for $2.6 million in the name of a current note holder liquidating $2.7 million of note payable to the Company.

NOTE 3 - EQUIVALENT SHARES IN LIQUIDATION

Distributions of the net assets of Chadmoore are allocated on a per equivalent share basis that is derived from actual common shares outstanding, equivalent shares arising from the net exercise of warrants, and equivalent shares arising from the net exercise of stock options outstanding. Equivalent shares indicated in the table below assume total liquidating distribution of $0.57 per share.

                                                                 Equivalent Shares from Stock Options
                                                 ---------------------------------------------------------------------
                                                                          Number Outstanding
   Common Shares          Equivalent Shares       Range of Exercise       at December 31,         Weighted Average
    Outstanding               Warrants                  Price                   2003               Exercise Price
--------------------     --------------------    --------------------    -------------------    ----------------------

    47,736,006               20,361,558              $0.18-$0.48              424,851                   $0.26

Included in the options outstanding at December 31, 2003, were 1,923,000 options with an exercise price greater than the expected total distribution of $0.57 per share.


NOTE 4 - LOSS PER SHARE

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


                                                               January 28, 2002
                                                               ----------------
      Total basic and diluted weighted shares outstanding            45,700,172
      Warrants deemed to be outstanding Common Stock,
         excluding warrants with nominal exercise prices which
         were not exercisable (weighted average)                      8,962,955
                                                               ----------------
      Weighted average common shares outstanding                     54,663,127
                                                               ================

Chadmoore's warrants, preferred stock and stock options granted and issued during 2001, and outstanding as of January 28, 2002, are antidilutive and have been excluded from the diluted loss per share calculation for the 28 days ended January 28, 2002. The following potentially dilutive securities were not included in the computation of dilutive EPS because the effect of doing so would be antidilutive.


                                                      January 28, 2002
                                                      -----------------
                           Options                            4,908,125
                           Warrants                          22,771,027
                                                      -----------------
                                                             27,679,152
                                                      =================

NOTE 5 - RELATED PARTY TRANSACTIONS

On January 15, 2003, Chadmoore entered into a two-year sublease with a limited liability company owned by Robert W. Moore, president and chief executive officer. Under the term of the sublease, Chadmoore will co-use with two other tenants approximately 2,290 total square feet of rentable floor area at a base rent of $1,030 per month plus one third of utilities and other normal operating expenses. The two-year sublease expires January 14, 2005.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

A. LEGAL MATTERS

In late September, 2002, Chadmoore received a letter from Cindy Ashcroft, principal of Ashcroft ITV ("Ashcroft") seeking payment for licenses which Ashcroft purports were transferred to Chadmoore. Ashcroft requested, through its letter, a payment in excess of $4 million from Chadmoore for the subject licenses, or alternatively a further explanation from the Company as to why such a payment would not be forthcoming. Chadmoore has reviewed its files and Chadmoore management, along with outside counsel, has analyzed the matter at considerable length. Upon review of the evidence in the light most favorable to Ashcroft, Chadmoore believes that it could potentially be liable to Ashcroft for approximately $23,750 in license payments. On the other hand, the Company believes it has a valid counterclaim for approximately $89,000 against Ashcroft for interim management fees earned while the Company managed and operated Ashcroft's licensed facilities in order to keep them in compliance with FCC requirements. In late 2001, the Company suggested to Ms. Ashcroft that a direct meeting between the parties take place as promptly as practicable to resolve this matter. At this time, management has received no reply from Ms. Ashcroft. While Chadmoore cannot forecast the ultimate outcome of this matter, based on management's review of the files and Ashcroft's request, as well as internal conferences and conferences with outside counsel regarding this matter, the Company believes that the possibility that this matter will have a substantial adverse impact on the Company is remote.

Electronic Maintenance Company, Inc. ("EMCO"), on December 4, 2002, filed a complaint in the 19th Judicial District Court of Louisiana against Chadmoore Wireless Group, Inc. and PTT Baton Rouge, LLC, seeking unspecified damages for what EMCO alleges was a breach of certain agreements which governed operation of a radio system jointly owned by EMCO and Chadmoore operating in Baton Rouge, Louisiana. EMCO also requested that the Court enjoin Chadmoore from further shareholder distributions, absent a set-aside for this matter. While no specific set-aside amount was specified by EMCO, in subsequent discussions with EMCO's counsel it was suggested that a hold-back should be made in the amount of $1.5 million. Chadmoore was served with EMCO's complaint on December 9, 2002. Accordingly, on January 7, 2003, Chadmoore filed a Notice of Removal indicating there was diversity jurisdiction and asked that jurisdiction be taken by the United States District Court for the Middle District of Louisiana. Additionally, Chadmoore sought dismissal of the EMCO case on the grounds that the subject agreements that formed the basis of EMCO's complaint provided that disputes between the parties would be taken to an arbitrator or a mediator with arbitration and/or mediation taking place in Las Vegas, Nevada. Subsequently, EMCO filed its opposition to Chadmoore's Motion to Dismiss and Chadmoore subsequently filed its reply. In March, 2003, EMCO filed a Motion to Remand asking that jurisdiction of the case be returned to the 19th Judicial District Court of Louisiana. Chadmoore timely filed its Opposition to the Motion to Remand. In early July 2003, the court granted EMCO's motion and remanded the case back to the 19th Judicial Court of Louisiana. Chadmoore timely filed a motion seeking reconsideration of the remand; however, that motion was rejected in late July, 2003. In the interim, as a result of a settlement conference held on August 13, 2003 and subsequent negotiations, a settlement was reached. Under the settlement EMCO obtained 100% ownership of the jointly owned radio system and received a payment of $175,000 from Chadmoore. Consummation of the settlement occurred prior to December 31, 2003.

On March 13, 2003, American Tower Corporation ("American Tower") submitted to Chadmoore a notice of default under several license agreements which existed earlier between American Tower and Chadmoore. American Tower sought immediate payment of an outstanding balance of approximately $234,000. On March 19, 2003, Chadmoore formally responded to American Tower's notice, rejected its demand, and indicated that Chadmoore believes it has no legal duty to continue to make any payments to American Tower on the basis of the agreements. Subsequently, on May 23, 2003, American Tower filed suit in the Clark County Nevada District Court seeking redress for its claims of breach of contract, without specifying the damages sought. Chadmoore timely filed its answer on June 16, 2003 denying American Tower's claims. The parties have exchanged pre-trial documentation and witness lists for discovery purposes. Discovery is currently ongoing. A jury trial is set for the week of April 5, 2004. Currently, management cannot forecast the actual outcome of this item, nor can it provide a timetable for when this matter will be concluded.

Chadmoore may also be subject to various legal proceedings and claims that may arise during liquidation. Chadmoore currently believes that any such proceedings and potential claims will not have a material adverse impact on Chadmoore's estimate of net assets in liquidation.


B. LEASE COMMITMENTS

Future minimum payments associated with the leases for office space and antenna sites, including renewal options, are as follows:

         Year ended December 31,
                  2004                               $           22,125
                  2005                                           10,795
                  2006                                            4,069
                                                     ------------------
                                                     $           36,989
                                                     ==================

Under the liquidation method of accounting, all future minimum payments have been included in estimated future operating costs. Total rent paid and charged against estimated future operating costs amounted to about $46,000 and $149,000 for the years ended December 31, 2003 and 2002, respectively.

C. EMPLOYMENT ARRANGEMENTS

Chadmoore has employment arrangements with certain of its executive officers that provide for lump sum severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None


ITEM 8A. CONTROLS AND PROCEDURES

Chadmoore, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of Chadmoore's disclosure controls and procedures as of December 31, 2003 (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that Chadmoore's disclosure controls and procedures were effective for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that it files under the Exchange Act.

It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance, except as discussed in the next paragraph below.

The Company has identified significant deficiencies within its internal control framework mostly involving a lack of segregation of duties which is due to the limited number of personnel who were retained by the Company in accordance with the Plan of Liquidation, to complete the orderly liquidation of the Company's operations.



There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the Company's most recently completed fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS. The following table sets forth as of March 22, 2004 the names and ages of all directors and executive officers of the company, indicating all positions and offices with the registrant held by each such person and the period during which he or she has served as a director or executive officer:

                                                      PERIOD OF SERVICE AS
                                                      DIRECTOR OR EXECUTIVE
NAME                AGE  POSITION                     OFFICER
------------------  ---  ---------------------------  ---------------------

Robert W. Moore     46   President, CEO and Director  02/95 to Present

Stephen K. Radusch  51   Chief Financial Officer      01/00 to Present
                         Treasurer                    03/00 to Present

Gary L. Stanford    65   Director                     05/98 to Present

Gil Labrucherie     32   Director                     12/02 to Present


ROBERT W. MOORE has been President, Chief Executive Officer and a Director of the Company since inception and founded the Company in 1994. From 1989 to 1993, Mr. Moore served as a Regional Manager and General Manager for Cellular One.

STEPHEN K. RADUSCH has been Chief Financial Officer since January 2000 and Treasurer since March 2000. From 1997 to 1999, Mr. Radusch served as Vice President and Chief Financial Officer of Surface Protection, Inc., a marine service company. From 1996 to 1997, he was a sole practitioner, providing general accounting, tax and consulting services to individuals and privately owned companies. From 1993 to 1996, Mr. Radusch was the Corporate Controller and Chief Accounting Officer for Players International, Inc., a multi-property developer and operator of gaming and entertainment facilities.

GARY L. STANFORD has been a Director since May 1998. Mr. Stanford is currently retired from the FCC after a 37-year career. He held various positions including Associate Bureau Chief for Operations of the FCC's Wireless Telecommunications Bureau.

GIL LABRUCHERIE has been a Director since December 2002. From September 2000 to present, Mr. Labrucherie has served as the Vice President of Corporate Development at E2open LLC, an enterprise application software company. From September 1999 to September 2000, Mr. Labrucherie served as a Senior Director of Corporate Development for the Alta Vista Company, an internet search engine. From 1996-1999, Mr. Labrucherie was an associate at the law firm of Wilson Sonsini Goodrich & Rosati headquartered in Palo Alto, California.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities registered under the Exchange Act, to file initial reports of ownership and reports indicating changes in ownership with the Securities and Exchange Commission (the "SEC") and each exchange in which its securities are traded. Executive officers and directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on representations by each officer, director and greater than ten percent stockholder, all filing requirements of Section 16(a) were complied with during the fiscal year ended December 31, 2002. There were no changes in ownership subsequent to February 22, 2002, when the stock was de-listed and no longer traded on the OTC Bulletin Board.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received for services rendered to the Company during the years ended December 31, 2001, 2002 and 2003 by the Chief Executive Officer of the Company and all other executive officers of the Company whose total salary and bonus for the 2003 fiscal year exceeded $100,000 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE
                                                                           LONG TERM
                                           ANNUAL COMPENSATION            COMPENSATION

NAME                           YEAR     SALARY    BONUS       OTHER
AND                            ENDED                                       SECURITIES
PRINCIPAL                    DECEMBER                                      UNDERLYING
POSITION                        31        ($)      ($)         ($)         OPTIONS
---------------------------  --------  --------  --------   ---------      -----------
Robert W. Moore                         242,938      -        344,601  (1)      -
                               2003
President, Chief Executive     2002     192,938    50,000   2,167,842  (1)      -
Officer and Director           2001     183,750    50,000        -              -

Rick D. Rhodes (2)             2003     162,179      -        254,831  (1)      -
Former Chief Regulatory        2002     135,000    40,000   1,658,986  (1)      -
Officer and Secretary          2001     135,000    40,000        -              -

Stephen K. Radusch             2003     175,000      -        301,303  (1)      -
Chief Financial Officer and    2002     135,000    40,000   1,502,791  (1)      -
Treasurer                      2001     135,000    40,000        -              -


(1) Represents employment agreement termination payments pursuant to employment agreements with Chadmoore, stay-put cash payments as described under "Employment Agreement Termination Payments" and "Stay-Put Cash Incentive Payments" below, and proceeds from the net exercise of stock options. In addition, each was paid in 2002 for accrued and unused vacation days through the closing of the Nextel sale.
(2) Mr. Rhodes resigned as Chief Regulatory Officer and Secretary of Chadmoore effective November 8, 2003. Per his employment agreement, Mr. Rhodes will provide services to Chadmoore on an as needed basis until November 8, 2004. For this, he will receive $7,500 per month.

COMPENSATION OF DIRECTORS. Beginning in December, 2002, Chadmoore initiated a cash compensation program for members of its board of directors. Each non-management member receives $1,750 per month for services as a director plus reimbursement for reasonable expenses incurred in attending meetings of the Board. In addition, each outside director will receive a none-time payment of $75,000 if he remains a director through February 2007. Prior to December, 2002, Chadmoore reimbursed directors reasonable expenses but did not pay any cash compensation for their services. In addition, during the Company's 2000 fiscal year, each of Janice H. Pellar, Gary L. Stanford and Mark F. Sullivan were granted options to purchase 252,000 shares of the Company's common stock, 150,000 of which were subsequently cancelled, in lieu of which Chadmoore made stay-put cash payments as described under "Stay-Put Cash Incentive Payments" below. Members of the Chadmoore board of directors who are also employees of Chadmoore do not receive any compensation for their services as members of the Chadmoore board of directors.

STAY-PUT CASH INCENTIVE PAYMENTS

In order to motivate and incentivize some members of Chadmoore's management and some non-management directors of Chadmoore to work towards the completion of the asset sale and to manage the subsequent dissolution and liquidation of Chadmoore, Chadmoore cancelled some outstanding options held by such persons, in lieu of which Chadmoore determined to make cash payments upon the closing of the asset sale in the aggregate amount of about $3.0 million. The stay-put cash payments were held in escrow until the earlier of a recipient's termination without cause or six months following the closing but were subject to forfeiture in the event the recipient voluntarily left Chadmoore or was terminated for cause within six months after the closing date of the asset sale. All amounts have been paid out of escrow as of December 31, 2003. The recipients of the stay-put cash payments included Mr. Moore, in the amount of $840,000, Mr. Rhodes, in the amount of $665,000, Mr. Radusch, in the amount of $490,000, and $105,000 to each of Janice H. Pellar, Gary L. Stanford and Mark F. Sullivan, each of whom is or was a non-management director of Chadmoore.

Each of the above-named management personnel has executed a form of Stay Put Bonus and Employment Agreement outlining the terms of their continued employment by the Company. Pursuant to such agreements, Chadmoore agreed to pay management personnel who continued to work for the Company during the first year after closing, in addition to his or her regular salary payments, a lump sum payment equal to his or her annual compensation at the end of the earlier of that one-year period or the termination of his or her employment. Lump sum payments were made in the amount of $242,938 to Mr. Moore, $175,000 to Mr. Rhodes and, $175,000 to Mr. Radusch in February, 2003. Lump sum amounts do not include the gross-up for excise taxes.

During the first year after the filing date of the articles of dissolution, Messrs. Moore, Rhodes and Radusch received their same compensation as executive officers of Chadmoore. The initial employment agreements for Messrs. Moore, Rhodes and Radusch contemplated that most of their duties for Chadmoore would be fulfilled on or before February 2003. The resolution of Chadmoore's outstanding liabilities and the sale of partnership assets has taken longer than anticipated. Additionally, Chadmoore remains subject to the reporting requirements of the Securities Exchange Act of 1934. Accordingly, the board of directors determined that the above employees' services would be needed for longer than the initial employment agreements contemplated.

The employment agreements for Messrs. Moore and Radusch were amended so that each will continue as an executive officer of Chadmoore and continue to receive 75% of his annual salary until at least 30 days after the Securities and Exchange Commission grants relief from making filings under the Securities Exchange Act of 1934, unless the agreement is earlier terminated by either party.

Once relief is granted by the Securities and Exchange Commission, this employment agreement for Messrs. Moore and Radusch will be automatically extended for a one-year period at the annual rate of $90,000. Upon expiration of this one year term, the employment agreements will be automatically extended until February 22, 2007, unless terminated by either party. During this final stage of employment, Mr. Moore and Mr. Radusch will be paid $6,500 and $6,000 per month, respectively. Mr. Rhodes employment agreement was extended through November 8, 2003, at which time he resigned from Chadmoore as Chief Regulatory Officer and Secretary. Mr. Rhodes, per his employment agreement, will provide services to Chadmoore on an as needed basis until November 8, 2004. For this, he will receive $7,500. per month.

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

OPTION GRANTS IN LAST FISCAL YEAR.

No options were granted to any executive officer in the fiscal year 2003 or 2002.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 22, 2003, certain information regarding the beneficial ownership of shares of common stock held by (i) the Chief Executive Officer and each of the other executive officers listed on the Summary Corporation Table, (ii) each shareholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (iii) each director of the Company, and (iv) all directors and executive officers of the Company as a group.

   NAME AND ADDRESS OF                 AMOUNT AND NATURE OF            PERCENTAGE
   BENEFICIAL OWNER(1)                BENEFICIAL OWNERSHIP (2)    BENEFICIALLY OWNED(3)
----------------------------------    ------------------------    ---------------------
Robert W. Moore                             3,024,266  (4)                  6.4%
Rick D. Rhodes                                700,000  (5)                  1.4%
Stephen K. Radusch                            500,000  (6)                  1.0%
Gil Labrucherie                                    --                          *
Joseph J. Finn-Egan                        27,966,552  (7)                 41.9%
Gary L. Stanford                              177,000  (8)                     *
Jeffrey A. Lipkin                          27,966,552  (9)                 41.9%
Recovery Equity Investors II, L.P.
   2505 Anthem Village Drive
   Suite E-622
   Henderson, NV 89052                     27,966,552 (10)                 41.9%
All directors and executive
   officers as a group (5 persons)          4,401,266 (11)                 47.4%
-------------------
*    Less than 1%

(1) The persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.
(2) A person is deemed to be the beneficial owner of a security if such person, directly or indirectly, has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnotes the named person has sole voting and investing power with respect to shares beneficially owned.
(3) Calculated on the basis of 47,736,006 shares of Common Stock outstanding as of March 22, 2003, except that shares of Common Stock underlying options or warrants exercisable within 60 days of March 22, 2003 are deemed outstanding for purposes of calculating the beneficial ownership of Common Stock of the holders of such options and warrants.
(4) Includes 1,600,000 shares of the Company's Common Stock subject to options exercisable within 60 days following March 22, 2004.
(5) Comprised of 700,000 shares of the Company's Common Stock subject to options exercisable within 60 days following March 22, 2004.
(6) Comprised of 500,000 shares of the Company's Common Stock subject to options exercisable within 60 days following March 22, 2004.
(7) Comprised of (i) 8,854,662 shares of Common Stock owned by Recovery Equity Investors II, L.P. ("REI"); and (ii) 19,111,890 shares of Common Stock subject to warrants exercisable within 60 days following March 22, 2004. Mr. Finn-Egan, who is a Managing General Partner of REI, disclaims beneficial ownership of all securities of the Company held by REI.
(8) Comprised of 177,000 shares of the Company's Common Stock subject to options exercisable within 60 days following March 22, 2004.
(9) Comprised of (i) 8,854,662 shares of Common Stock owned by REI; and (ii) 19,111,890 shares of Common Stock subject to warrants exercisable within 60 days following March 22, 2004. Mr. Lipkin, who is a Managing General Partner of REI, disclaims beneficial ownership of all securities of the Company held by

     REI. Comprised of (i) 8,854,662 shares of Common Stock owned by REI; and
     (ii) 19,111,890 shares of Common Stock subject to warrants exercisable within 60 days following March 22, 2004. Mr. Lipkin, who is a Managing General Partner of REI, disclaims beneficial ownership of all securities of the Company held by REI. (10) Comprised of (i) 8,854,662 shares of Common Stock owned by REI; and (ii) 19,111,890 shares of Common Stock subject to warrants exercisable within 60 days following March 22, 2004. (11) Includes 22,442,890 shares of the Company's Common Stock subject to options and warrants exercisable within 60 days following March 22, 2004.

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

                                                                 Equivalent Shares from Stock Options
                                                 ---------------------------------------------------------------------
                                                                          Number Outstanding
   Common Shares          Equivalent Shares       Range of Exercise       at December 31,         Weighted Average
    Outstanding               Warrants                  Price                   2003               Exercise Price
--------------------     --------------------    --------------------    -------------------    ----------------------
    47,736,006               20,361,558              $0.18-$0.48              424,851                   $0.26

Included in the options outstanding at December 31, 2003, were 1,923,000 options with an exercise price greater than the expected total distribution of $0.57 per share.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 15, 2003, Chadmoore entered into a two-year sublease with a limited liability company owned by Robert W. Moore. Under the terms of the sublease, Chadmoore will co-use with two other tenants approximately 2,290 total square feet of rentable floor area at a base rent of $1,030 per month plus one third of utilities and other normal and ordinary expenses. The two-year sublease expires January 14, 2005.

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

10.16 Transfer and Release Agreement effective September 26, 1997, by and between Chadmoore Wireless Group, Inc. and LDC Consulting, Inc. (Incorporated by reference to Exhibit 10.13 to Chadmoore's Form 8-K, under Item 5, date of earliest event reported - September 26, 1997)

10.17 Certificate of Designation of Rights and Preferences of Convertible Preferred Stock Series B of the Comp any. (Incorporated by reference to Exhibit 4.5 to Chadmoore's Form 8-K, under Item 9, date of earliest event reported December 23, 1997)

10.18 Form of Stock Purchase Warrant issued in connection with the Series B 8% Convertible Preferred Stock Offshore Subscription Agreement dated on or about December 10, 1997 (Incorporated by reference to Exhibit 4.6 to Chadmoore's Form 8-K, under Item 9, date of earliest event reported December 23, 1997)

10.19 Form of Series B 8% Convertible Preferred Stock Offshore Subscription Agreement dated on or about December 10, 1997 (Incorporated by reference to Exhibit 10.15 to Chadmoore's Form 8-K, under Item 9, date of earliest event reported - December 23, 1997)

10.20 Form of Amendment No. 1 to Offshore Subscription Agreement for Series B 8% Convertible Preferred Stock dated on or about February 17, 1998 (Incorporated by reference to Exhibit 10.16 to Chadmoore's Form 8-K, under Item 9, date of earliest event reported - February 17, 1998)

10.21 Employment Agreement between Chadmoore and Robert Moore effective as of January 1, 1997 (Incorporated by reference to Exhibit 10.21 to Chadmoore's Form 10-KSB for the year ended December 31, 1997)

10.22 Employment Agreement between Chadmoore and Jan Zwaik effective as of February 17, 1997 (Incorporated by reference to Exhibit 10.21 to Chadmoore's Form 10-KSB for the year ended December 31, 1997)

10.23 Employment Agreement between Chadmoore and Rick Rhodes effective as of December 10, 1998. (Incorporated by reference to Exhibit 10.23 to Chadmoore's Form 10-KSB for the year ended December 31, 1998)

10.24 Employment Agreement between Chadmoore and Vince Hedrick effective as of May 17, 1999. (Incorporated by reference to Exhibit 10.24 to Chadmoore's Form 10-KSB for the year ended December 31, 2001)

10.25 Employment Agreement between Chadmoore and Stephen K. Radusch effective as of April 1, 2000.(Incorporated by reference to Exhibit 10.25 to Chadmoore's Form 10-KSB for the year ended December 31, 2001)

10.26    Amended and Restated Employment Agreement between Chadmoore and Robert
         W. Moore effective July 1, 2000.(Incorporated by reference to Exhibit
         10.26 to Chadmoore's Form 10-KSB for the year ended December 31, 2001)

10.27 Amended and Restated Employment Agreement between Chadmoore and Rick D. Rhodes effective July 1, 2000. (Incorporated by reference to Exhibit
         10.27 to Chadmoore's Form 10-KSB for the year ended December 31, 2001)

10.28    Amended and Restated Employment Agreement between Chadmoore and Vincent
         F. Hedrick effective July 1, 2000. (Incorporated by reference to
         Exhibit 10.28 to Chadmoore's Form 10-KSB for the year ended December 31, 2001)

10.29    Amended and Restated Employment Agreement between Chadmoore and Stephen
         K. Radusch effective July 1, 2000. (Incorporated by reference to
         Exhibit 10.29 to Chadmoore's Form 10-KSB for the year ended December 31, 2001)

10.30 Agreement and Plan of Reorganization by and among Chadmoore, Nextel Communications, Inc. and Nextel finance company dated August 21, 2000. (Incorporated by reference to Exhibit 10.30 to Chadmoore's Form 10-KSB for the year ended December 31, 2001)

10.31 First Amendment to the Agreement and Plan of Reorganization by and among Nextel Communications, Inc., Nextel Finance Company, and Chadmoore Wireless Group, Inc. dated August 31, 2000. (Incorporated by reference to Exhibit 10.31 to Chadmoore's Form 10-KSB for the year ended December 31, 2001)

10.32 Subordination Agreement by and between GATX Capital Corporation and Barclays Bank PLC dated September 1, 2000. (Incorporated by reference to Exhibit 10.32 to Chadmoore's Form 10-KSB for the year ended December 31, 2001)

10.33 Security Agreement by and among Barclays Bank PLC and Chadmoore wireless Group, Inc. dated August 31, 2000. (Incorporated by reference to Exhibit 10.33 to Chadmoore's Form 10-KSB for the year ended December 31, 2001)

10.34 Subordinated Credit Agreement by and among Barclays Bank PLC and Chadmoore Wireless Group, Inc. dated August 31, 2000. (Incorporated by reference to Exhibit 10.34 to Chadmoore's Form 10-KSB for the year ended December 31, 2001)

10.35 Fourth Amendment and Waiver to Senior Secured Loan Agreement by and among GATX Capital Corporation, Chadmoore Wireless Group, Inc. ("Chadmoore") and the Subsidiaries of Chadmoore dated August 25, 2000. (Incorporated by reference to Exhibit 10.35 to Chadmoore's Form 10-KSB for the year ended December 31, 2001)

10.36 REI Side Letter. (Incorporated by reference to Exhibit 10.36 to Chadmoore's Form 10-KSB for the year ended December 31, 2001)

10.37 Form of Stay Put Bonus and Employment Agreement. (Incorporated by reference to Exhibit 10.37 to Chadmoore's Form 10-KSB for the year ended December 31, 2001)

10.38 First Amendment to Amended and Restated Stay Put Bonus and Employment Agreement between Chadmoore Wireless Group, Inc. and Robert W. Moore dated February 6, 2004

10.39 First Amendment to Amended and Restated Stay Put Bonus and Employment Agreement between Chadmoore Wireless Group, Inc. and Stephen K. Radusch dated February 6, 2004

16.1 Letter of Mitchell Finley & Company, P.C. dated July 10, 1995, stating its concurrence with the disclosure contained in Chadmoore's Current Report on Form 8-K (Incorporated by reference to Exhibit 16 to Chadmoore's Form 8-K, under Item 4, date of earliest event reported - July 7, 1995)

31.1     Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.


32.1     Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

(b) Current Reports on Form 8-K

         Current report on Form 8-K filed on December 5, 2003, reporting Chadmoore's third liquidating distribution of cash to shareholders of record.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company does not have an Audit Committee and therefore the Board of Directors reviews and approves audit and permissible non-audit services performed by McGladrey & Pullen, LLP, as well as the fees charged by McGladrey & Pullen, LLP for such services. In its review of non-audit service fees and its appointment of McGladrey & Pullen, LLP as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining McGladrey & Pullen, LLP's independence.

AUDIT FEES. The aggregate fees billed by McGladrey & Pullen, LLP for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2003 and 2002 were $55,800 and $126,400, respectively, net of expenses.

AUDIT-RELATED FEES. There were no other fees billed by McGladrey & Pullen, LLP during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

OTHER FEES. The aggregate other fees billed by McGladrey & Pullen, LLP during the last two fiscal years for professional services rendered by McGladrey & Pullen, LLP for state and local tax issues for 2003 and 2002 were $5,300 and $5,900, respectively.

FORM10-KSB
===============================================================================

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

                                        Date: April 10, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Robert W. Moore                              Date: April 10, 2004
---------------------------------------
Robert W. Moore, President,
Chief Executive Officer and Director

/s/ Stephen K. Radusch                           Date: April 10, 2004
---------------------------------------
Stephen K. Radusch
Chief Financial and Accounting Officer

/s/ Gary L. Stanford                             Date: April 10, 2004
---------------------------------------
Gary L. Stanford
Director

/s/ Gil Labrucherie                              Date: April 10, 2004
---------------------------------------
Gil Labrucherie
Director