Form 10QSB
period 2004-03-31
CHADMOORE WIRELESS GROUP INC
filed 2004-05-17
CIK 815755

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       or

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from ______________ to _______________

                         Commission File Number: 0-20999

                         CHADMOORE WIRELESS GROUP, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                          84-1058165
  ----------------------------                             --------------
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

AS OF MAY 12, 2004 ISSUER HAD 47,736,006 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [ ] No [X]
================================================================================

================================================================================

                                      INDEX

       PART I - FINANCIAL INFORMATION                                                                                  PAGE

       ITEM 1.  FINANCIAL STATEMENTS
                  Consolidated Statement of Net Assets in Liquidation as of March 31, 2004 and December 31,              4
                  2003

                  Consolidated Statement of Changes in Net Assets in Liquidation for the Three Months Ended              5
                  March 31, 2004 and 2003

                  Condensed Notes to Unaudited Interim Consolidated Financial Statements                               6-12

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF LIQUIDATION                   12-13

       ITEM 3.  CONTROLS AND PROCEDURES                                                                                 13

       PART II - OTHER INFORMATION                                                                                      14

       ITEM 1.  LEGAL PROCEEDINGS                                                                                       14

       ITEM 2E. DISCLOSURE OF ANY REPURCHASE OF COMPANY STOCK                                                           15

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                        15

       SIGNATURES                                                                                                       16

       CERTIFICATIONS                                                                                                 17-19

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
               Consolidated Statement of Net Assets in Liquidation
                   as of March 31, 2004 and December 31, 2003
                             (amounts in thousands)


                                                                March 31,           Dec. 31,
                                                                  2004                2003
                                                               (unaudited)
                                                              ---------------   ------------------
    ESTIMATED VALUES OF ASSETS OF THE COMPANY
      Cash and cash equivalents                                      14,367               18,341
      Accounts receivable, net                                            7                   17
      Other receivables, net                                           766                   760
      Other assets, net                                                 182                  250
      Estimated proceeds from sale of partnerships                       --                  100
      Estimated future interest income                                  310                  349
                                                              ---------------   ------------------
                   Total estimated assets                            15,632               19,817
                                                              ---------------   ------------------

    ESTIMATED LIABILITIES OF THE COMPANY

      Notes payable                                                     433                3,199
      Accounts payable and accrued liabilities                          345                  305
      Federal income taxes payable                                       --                1,137
                                                              ---------------   ------------------
                   Total estimated liabilities                          778                4,641
                                                              ---------------   ------------------

    ESTIMATED FUTURE OPERATING COSTS and SETTLEMENT
    RESERVES DURING LIQUIDATION PERIOD                                9,132                9,084
                                                              ---------------   ------------------



    NET ASSETS IN LIQUIDATION                                      $  5,722             $  6,092
                                                              ===============   ==================

       See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
    Unaudited Consolidated Statements of Changes in Net Assets in Liquidation
               For the Three Months Ended March 31, 2004 and 2003
                             (amounts in thousands)

                                                    For the three months
                                                           ended
                                               --------------------------------
                                                  March 31,        March 31,
                                                    2004             2003
                                               ---------------- ---------------

    Estimated net assets in liquidation
      as of December 31, 2003 and 2002
      respectively                                 $  6,092        $  14,229

    Net loss from operations during
      liquidation                                       (98)             (46)

    Settlement of litigation                             29               --

    Adjustment for minority interests                    --                7
    Change in Estimate of:
      Other assets, net                                 (53)              --

      Future operating costs during
        liquidation period                             (248)             (51)
      Value of assets held for sale                      --               13
    Cash distribution to shareholders                    --           (4,219)
                                               ---------------- ---------------

    Net Assets in Liquidation                      $  5,722       $    9,907
                                               ---------------  ---------------


       See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
     Condensed Notes to Unaudited Interim Consolidated Financial Statements
                                 March 31, 2004


NOTE 1 - BASIS OF PRESENTATION

Chadmoore Wireless Group, Inc. ("Chadmoore") was a holder of frequencies in the United States in the 800 megahertz band for commercial specialized mobile radio service.


On January 28, 2002, holders of Chadmoore common stock approved the asset sale to Nextel Communications, Inc. ("Nextel"), the dissolution of Chadmoore and a Plan of Liquidation (the "Plan"). On February 8, 2002, Chadmoore closed the sale of substantially all of its assets to Nextel for $130 million in cash. Net proceeds to Chadmoore were approximately $108 million after the payoff of Barclays Bank debt. On February 22, 2002, Chadmoore filed its Articles of Dissolution, closed its stock transfer record book, de-listed its shares from the over-the-counter bulletin board and began an orderly wind-up of its business operations. The key features of the Plan are

     o the conclusion of all business activities, other than those related to the execution of the Plan
     o   the sale or disposal of all of Chadmoore's non-cash assets
     o the establishment of reasonable reserves to be sufficient to satisfy the liabilities, expenses and obligations of Chadmoore not otherwise paid, provided for or discharged
     o the periodic payment of per share liquidating distributions to shareholders; and
     o the authorization of the filing of a Certificate of Dissolution with the State of Colorado.

As a result of the adoption of the Plan, Chadmoore adopted the liquidation basis of accounting effective January 29, 2002. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable value, and liabilities are stated at their estimated settlement amounts. The ongoing application of the liquidation basis of accounting requires management to make significant estimates and judgments. The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the ultimate settlement amounts of Chadmoore's liabilities and obligations, actual costs incurred in connection with carrying out the Plan including administrative costs during the liquidation period, and the time frame it takes to complete the liquidation.

The accompanying financial statements, notes and discussions should be read in conjunction with the consolidated financial statements, related notes and discussions contained in Chadmoore's annual report on Form 10-KSB for the year ended December 31, 2003.

The interim financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of such financial information on a liquidation basis have been included.

NOTE 2 - LIQUIDATION BASIS OF ACCOUNTING

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


ESTIMATED VALUES OF ASSETS OF THE COMPANY

The estimated assets of Chadmoore that are set forth in the March 31, 2004 "Consolidated Statement of Net Assets in Liquidation" have been presented on the following basis:

         (a)  Chadmoore  classifies  as cash and  cash  equivalents  amounts  on deposit in banks and cash invested temporarily in various instruments, with maturities of three months or less at time of purchase. Cash and cash equivalents are stated at fair value.

              Generally, cash balances held in financial institutions may be in excess of federally insured amounts.
         (b) Estimated future interest income was estimated by management based upon future expected cash flows. Actual interest income will likely differ from management's current estimate.
         (c) The estimated proceeds from sale of partnerships represent the amount of net proceeds expected from the sale of the partnership interests. All partnership interests have been sold as of March 31, 2004.
         (d) Other assets, net, represent primarily prepayments on future operating costs and cash held in escrow. (e) Accounts and other receivables, net, are carried at their expected collectible amounts.


ESTIMATED LIABILITIES OF THE COMPANY

The estimated liabilities of Chadmoore that are set forth in the March 31, 2004 "Consolidated Statement of Net Assets in Liquidation" has been presented on the following basis:

         (a) Notes payable represent non-interest bearing amounts owed in connection with license commissions, the purchase of assets and the purchase of licenses from licensees and are recorded at their estimated settlement amounts.
         (b) Accounts payable and accrued liabilities include all amounts that remain unpaid for liquidation activities and remaining partnership operations.
         (c) Federal income taxes payable represented taxes due for the year ended December 31, 2002. Because of the continuing operating expenses involved in managing the plan of liquidation, and expectations of limited gains from operations and interest income, Chadmoore does not believe that there will be future federal income taxes due beyond the year ended December 31, 2002, and believes that the amount of future minimum state taxes due will not be significant. In addition, refunds, if any, resulting from the carrying back of future taxable losses are not expected to be significant. Accordingly, Chadmoore has not recorded a specific accrual outside of a general reserve for known and unknown obligations of the company or for proceeds due the company.

The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of Chadmoore's assets, the ultimate settlement amounts of
Chadmoore's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the liquidation period, resolution of uncertainties and litigation, and the timing of the liquidation and dissolution. A summary of significant estimates and judgments utilized in preparation of the March 31, 2004 consolidated financial statements on a liquidation basis follows:

         Estimated future interest income

         At March 31, 2004, the estimated value of future interest income represented about 5.4% of Chadmoore's estimated net assets in liquidation. The estimated future interest income of $310,000 on Chadmoore's cash holdings represents management's estimate of future interest earnings based on current (1.00% annual rate at April 1, 2004) market rates of interest over the remaining liquidation period.

         Estimated future operating costs and settlement reserves during the liquidation period.

         Chadmoore recorded amounts for estimated future operating costs during liquidation and for settlement reserves on January 29, 2002, when the Company adopted the liquidation basis of accounting. The table presented below summarizes the estimated amounts as of December 31, 2003 and changes in estimates and, the actual costs that have been incurred and paid during the period from January 1, 2004 through March 31, 2004. During the quarter ended March 31, 2004, Chadmoore recorded a change in estimate of $420,000 to compensation for liquidation personnel to reflect an amendment to the employment contracts of key executive officers and to record estimated additional personnel expenses associated with researching background information for pending litigation. In addition, Chadmoore reduced its estimated expenses for insurance, utilities and facility expenses by $172,000 to reflect anticipated expenses through completion of the liquidation period.

                                                 As of              Change in           Incurred            As of
                                             Dec. 31, 2003           estimates          and paid        Mar. 31, 2004
                                                                  during period
                                            -----------------    -----------------    -------------     --------------
Compensation for
   liquidation personnel                    $            344     $            420     $       (141)     $         623
Insurance, utilities and
   facility expenses                                     291                 (172)             (34)                85
Legal, audit and other
   professional fees                                     446                   --              (25)               421
General contingency
   reserve                                             8,003                   --               --              8,003
                                            -----------------    -----------------    -------------     --------------
Total estimated future
   operating costs and
   settlement reserves                      $          9,084     $            248     $       (200)     $       9,132
                                            =================    =================    =============     ==============

In view of the expected duration of the liquidation period until February 22, 2007, and the provision in Colorado law that Chadmoore maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all known and unknown contingent claims, Chadmoore established a general contingency reserve upon the adoption of liquidation basis accounting on January 29, 2002. The amount of the reserve initially established was $9.7 million and is $8.0 million at March 31, 2004.

The majority of this general reserve at March 31, 2004, $7.0 million, relates to contingencies involving the resolution of various federal taxation issues. Other matters covered by this reserve include existing litigation and claims, settlement of existing liabilities, and a general reserve for currently unidentified contingencies and unasserted claims. This reserve has been established for matters for which there is insufficient information upon which management can reasonably estimate a settlement amount, or where the ultimate settlement amount will be based on future events which management cannot reasonably predict at this time. The outcome of these contingencies may involve litigation, the ultimate outcome of which cannot be determined at this time. Accordingly, management has provided the reserve at the estimated maximum possible settlement amount.

As a result of the uncertainty regarding the estimates associated with the general contingency reserve, it is likely that the actual outcome of the resolution of these contingencies will differ from management's estimates at this time, and those differences may be significant. In addition, since the resolution of these matters will inevitably involve procedural, and probably judicial proceedings, it is likely that the resolution of the majority of these contingencies will not occur in the near term. As more information becomes available to management, and as future resolution of events regarding these contingencies occur, management will adjust the general contingency reserve appropriately, if needed. See Note 3 - Commitments and Contingencies for further discussion.


NOTE 3 - COMMITMENTS AND CONTINGENCIES

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


On March 13, 2003, American Tower Corporation ("American Tower") submitted to Chadmoore a notice of default under several license agreements which existed earlier between American Tower and Chadmoore. American Tower sought immediate payment of an outstanding balance of approximately $234,000. On March 19, 2003, Chadmoore formally responded to American

Tower's notice, rejected its demand, and indicated that Chadmoore believes it has no legal duty to continue to make any payments to American Tower on the basis of the agreements. Subsequently, on May 23, 2003, American Tower filed suit in the Clark County Nevada District Court seeking redress for its claims of breach of contract, without specifying the damages sought. Chadmoore timely filed its answer on June 16, 2003 denying American Tower's claims. The parties have exchanged pre-trial documentation and witness lists for discovery purposes. Discovery is currently ongoing. A jury trial is set for the week of April 4, 2005. Currently, management cannot forecast the actual outcome of this item, nor can it provide a timetable for when this matter will be concluded.

Chadmoore may also be subject to various legal proceedings and claims that may arise during liquidation. Chadmoore currently believes that any such proceedings and potential claims will not have a material adverse impact on Chadmoore's estimate of net assets in liquidation.


NOTE 4- RELATED PARTY TRANSACTIONS

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

During February 2004, the employment agreements for Robert W. Moore, Rick Rhodes and Stephen K. Radusch were amended as the resolution of Chadmoore's outstanding liabilities and the sale of partnership assets has taken longer than anticipated. Additionally, Chadmoore remains subject to the reporting requirements of the Securities Exchange Act of 1934. Accordingly, the board of directors determined that the above employees' services would be needed for longer than the initial employment agreements contemplated.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND STATUS OF LIQUIDATION

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. These statements contain words such as "intends", "plan", "future", "will", "anticipates", and "believes" and include statements regarding Chadmoore's dissolution and liquidation. Although Chadmoore believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. Chadmoore cautions investors that any forward-looking statements made by Chadmoore are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. See Chadmoore's annual report on Form 10-KSB for the year ended December 31, 2003.


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


STATUS OF LIQUIDATION

On February 8, 2002, Chadmoore sold substantially all of its assets to Nextel Communications, Inc. ("Nextel") for $130 million in cash resulting in a gain of about $88 million, terminated its operations and began an orderly liquidation of Chadmoore, including laying off most of its employees. Chadmoore adopted the liquidation basis of accounting effective January 29, 2002, whereby assets are recorded at their estimated net realizable values, liabilities are recorded at their estimated settlement amounts and a reserve has been provided for potential claims. The valuation of assets and liabilities requires many estimates and assumptions by management and actual values may vary greatly from estimates. The majority of Chadmoore's assets have been liquidated and the amounts and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the ultimate settlement amounts of Chadmoore's liabilities and obligations, actual cost incurred in connection with carrying out the Plan including administrative costs during the liquidation period, and the time frame it takes to complete the liquidation.

LIQUIDITY AND CAPITAL RESOURCES

Chadmoore's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values set these assets and to settle all claims on terms most favorable to Chadmoore. The liquidation is expected to be concluded prior to the fifth anniversary of the filing of the Certificate of Dissolution in Colorado by a final liquidating distribution directly to shareholders of record. The initial cash distribution to shareholders under the Plan was made on July 12, 2002 in the aggregate amount of $22.7 million, or about $.3323 per equivalent share. On February 28, 2003,
Chadmoore made a second distribution of cash to shareholders in the aggregate amount of $4.2 million, or $.0620 per equivalent share, was initiated. On December 5, 2003, a third distribution of cash in the aggregate amount of $7 million, or $.1014 per share, was made to shareholders of record. As of May 12, 2004, Chadmoore has distributed an aggregate of about $34 million, or $.4957 per equivalent share. Remaining net assets available for distribution to shareholders as of March 31, 2004 are currently estimated to be about $5.7 million.


ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Chadmoore, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of Chadmoore's disclosure controls and procedures as of March 31, 2004 (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that Chadmoore's disclosure controls and procedures were effective for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that it files under the Exchange Act.

CHANGES IN INTERNAL CONTROLS.

There were no changes in our internal control over financial reporting that occurred during our quarter ended March 31, 2004 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 13, 2003, American Tower Corporation ("American Tower") submitted to Chadmoore a notice of default under several license agreements, which existed earlier between American Tower and Chadmoore. American Tower sought immediate payment of an outstanding balance of approximately $234,000. On March 19, 2003, Chadmoore formally responded to American Tower's notice, rejected its demand, and indicated that Chadmoore believes it has no legal duty to continue to make any payments to American Tower on the basis of the agreements. Subsequently, on May 23, 2003, American Tower filed suit in the Clark County Nevada District Court seeking redress for its claims of breach of contract, without specifying the damages sought. Chadmoore timely filed its answer on June 16, 2003 denying American Tower's claims. The parties have exchanged pre-trial documentation and witness lists for discovery purposes. Discovery is currently ongoing. A jury trial is set for the week of April 4, 2005. Currently, management cannot forecast the actual outcome of this item, nor can it provide a timetable for when this matter will be concluded.

Chadmoore may also be subject to various legal proceedings and claims that may arise during liquidation. Chadmoore currently believes that any such proceedings and potential claims will not have a material adverse impact on Chadmoore's estimate of net assets in liquidation.

ITEM 2E.  DISCLOSURE OF ANY REPURCHASE OF COMPANY STOCK

There were no repurchases of Chadmoore common stock during the three months ended March 31, 2004.


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

                                  Date: May 12, 2004