Form 10QSB
period 2004-06-30
CHADMOORE WIRELESS GROUP INC
filed 2004-08-16
CIK 815755

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


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

AS OF AUGUST 12, 2004 ISSUER HAD 47,736,006 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [ ] No [X]
================================================================================

                                      INDEX

       PART I - FINANCIAL INFORMATION                                                                                  PAGE

       ITEM 1.  FINANCIAL STATEMENTS

                Consolidated Statements of Net Assets in Liquidation as of June 30, 2004 and December 31, 2003          4


                Consolidated Statements of Changes in Net Assets in Liquidation for the Three Months and
                Six Months Ended June 30, 2004 and 2003                                                                 5

                Condensed Notes to Unaudited Interim Consolidated Financial Statements                                 6-11

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND STATUS OF LIQUIDATION                 12-13

       ITEM 3.  CONTROLS AND PROCEDURES                                                                                 13

       PART II - OTHER INFORMATION                                                                                      14

       ITEM 1.  LEGAL PROCEEDINGS                                                                                       14

       ITEM 2E.  DISCLOSURE OF ANY REPURCHASE OF COMPANY STOCK                                                          15

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                                         15

       SIGNATURES                                                                                                       16

       CERTIFICATIONS                                                                                                 17-19

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
              Consolidated Statements of Net Assets in Liquidation
                    as of June 30, 2004 and December 31, 2003
                             (amounts in thousands)


                                                                                 June 30,
                                                                                   2004                Dec. 31,
                                                                               (unaudited)               2003
                                                                              ---------------      ------------------
    ESTIMATED VALUES OF ASSETS OF THE COMPANY

      Cash and cash equivalents                                                     $14,141                 $18,341
      Accounts receivable, net                                                           --                      17
      Other receivables, net                                                            783                     760
      Other assets, net                                                                 174                     250
      Estimated proceeds from sale of partnerships                                       --                     100
      Estimated future interest income                                                  277                     349
                                                                              ---------------      ------------------
                   Total estimated assets                                            15,375                  19,817
                                                                              ---------------      ------------------

    ESTIMATED LIABILITIES OF THE COMPANY

      Notes payable                                                                     433                   3,199
      Accounts payable and accrued liabilities                                          313                     305
      Federal income taxes payable                                                       --                   1,137
                                                                              ---------------      ------------------
                   Total estimated liabilities                                          746                   4,641
                                                                              ---------------      ------------------

    ESTIMATED FUTURE OPERATING COSTS and SETTLEMENT RESERVES DURING
    LIQUIDATION PERIOD                                                                9,228                   9,084
                                                                              ---------------      ------------------



    NET ASSETS IN LIQUIDATION                                                      $  5,401                $  6,092
                                                                              ===============      ==================













              See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
    Unaudited Consolidated Statements of Changes in Net Assets in Liquidation
     For the Three Months Ended and Six Months Ended June 30, 2004 and 2003
                             (amounts in thousands)

                                                          For the three months           For the six months
                                                                 ended                          ended
                                                      -----------------------------  ----------------------------
                                                        June 30,        June 30,       June 30,       June 30,
                                                          2004            2003           2004           2003
                                                      -------------   -------------  -------------  -------------
           Estimated net assets in liquidation
             as of March 31, 2004 and 2003
             and December 31, 2003 and
             2002, respectively                       $    5,722          $9,907     $    6,092      $  14,229

           Net gain from operations
             during liquidation                              107             259               9           213

           Settlement of litigation                           --              --             29             --

           Adjustment for minority interests                  --               6             --             13

           Change in estimate of:
             General contingency reserve                      --             350                           350
             Future interest income                                          (62)                          (62)
             Other assets, net                                --              --            (53)            --
             Future operating costs during
               liquidation period                           (428)           (363)          (676)          (414)
             Proceeds from sale of
               partnerships                                   --            (150)            --           (150)
             Notes payable                                    --             357             --            357
             Federal and state taxes                          --            (302)            --           (302)
             Value of assets held for sale                    --              --             --            (13)
           Cash distribution to shareholders                  --              --             --         (4,219)
                                                      -------------   -------------  -------------  -------------

           Net Assets in Liquidation                  $    5,401       $  10,002     $    5,401      $  10,002
                                                      -------------   -------------  -------------  -------------













              See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
     Condensed Notes to Unaudited Interim Consolidated Financial Statements
                                  June 30, 2004


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


      Assets held for sale adjusted to estimated fair value          $              76,912
      Estimated future interest income                                               1,719
      Expected proceeds from sale of partnerships
           net of minority interests                                                 2,315
      Adjust notes payable to expected payment amount                                  500
      Accrual of cumulative preferred dividends                                       (574)
      Estimated future operating costs and settlement
           reserves during liquidation                                             (23,877)
                                                                     ----------------------
                                                                     $              56,995
                                                                     ======================

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

NOTE 3 - ESTIMATED VALUES OF ASSETS OF THE COMPANY

The estimated assets of Chadmoore that are set forth in the June 30, 2004 "Consolidated Statement of Net Assets in Liquidation" have been presented on the following basis:

         (a)  Chadmoore  classifies  as cash and  cash  equivalents  amounts  on deposit in banks and cash invested temporarily in various instruments, with maturities of three months or less at time of purchase. Cash and cash equivalents are stated at fair value. Generally, cash balances held in financial institutions may be in excess of federally insured amounts.

         (b) Estimated future interest income was estimated by management based upon future expected cash flows. Actual interest income will likely differ from management's current estimate.
         (c) Other assets, net, represent primarily prepayments on future operating costs and cash held in escrow.
         (d) Other receivables, net, are carried at their expected collectible amounts.

NOTE 4 - ESTIMATED LIABILITIES OF THE COMPANY

The estimated liabilities of Chadmoore that are set forth in the June 30, 2004 "Consolidated Statement of Net Assets in Liquidation" has been presented on the following basis:

         (a) Notes payable represent non-interest bearing amounts owed in connection with license commissions, the purchase of assets and the purchase of licenses from licensees and are recorded at their estimated settlement amounts.
         (b) Accounts payable and accrued liabilities include all amounts that remain unpaid for liquidation activities and remaining partnership operations.
         (c) Federal and state income taxes payable represent the unpaid portion of the total estimated amount of federal income taxes that management believed were due for the year ended December 31, 2002. During the quarter ended September 30, 2003, Chadmoore completed and filed all state and federal returns for the year ended December 31, 2002. Because of the continuing operating expenses involved in managing the plan of liquidation, and expectations of limited gains from operations and interest income, Chadmoore does not believe that there will be future federal income taxes due beyond the year ended December 31, 2002, and believes that the amount of future minimum state taxes due will not be significant. In addition, refunds, if any, resulting from the carrying back of future taxable losses are not expected to be significant. Accordingly, Chadmoore has not recorded a specific accrual outside of a general reserve for known and unknown obligations of or proceeds to the company.

The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of Chadmoore's assets, the ultimate settlement amounts of
Chadmoore's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the liquidation period, resolution of uncertainties and litigation, and the timing of the liquidation and dissolution. A summary of significant estimates and judgments utilized in preparation of the June 30, 2004 consolidated financial statements on a liquidation basis follows:


         Estimated future interest income

         At June 30, 2004, the estimated value of future interest income represented about 5.1% of Chadmoore's estimated net assets in liquidation. The estimated future interest income of $277,000 on Chadmoore's cash holdings represents management's estimate of future interest earnings based on current (1.02% annual rate at July 1, 2004) market rates of interest over the remaining liquidation period.

         Estimated future operating costs and settlement reserves during the liquidation period.

         Chadmoore recorded amounts for estimated future operating costs during liquidation and for settlement reserves on January 29, 2002, when the Company adopted the liquidation basis of accounting. The table presented below summarizes the estimated amounts as of December 31, 2003 and changes in estimates and, the actual costs that have been incurred and paid during the period from January 1, 2004 through June 30, 2004. During the quarter ended March 31, 2004, Chadmoore recorded a change in estimate of $420,000 to compensation for liquidation personnel to reflect an amendment to the employment contracts of key executive officers and to record estimated additional personnel expenses associated with researching background information for pending litigation. In addition, during the second quarter of 2004, Chadmoore increased its estimated expenses for insurance, utilities and facility expenses, and legal, audit and other professional fees by $229,000 to reflect anticipated market rate increases in risk management and professional fees, primarily anticipated legal and accounting expenses associated with the expected filing of quarterly and annual SEC reports through completion of the liquidation period. Should Chadmoore receive relief from the SEC for future filings, it is anticipated that the estimates for legal and accounting expenses would be significantly reduced.

                                                 As of              Change in           Incurred            As of
                                             Dec. 31, 2003          estimates           and paid        June 30, 2004
                                                                  during period
                                            -----------------    -----------------    -------------     --------------
Compensation for
   liquidation personnel                    $            344     $            420     $       (264)     $         500
Insurance, utilities and
   facility expenses                                     291                    4             (101)               194
Legal, audit and other
   professional fees                                     446                  225             (140)               531
General contingency
   reserve                                             8,003                  --               --               8,003
                                            -----------------    -----------------    -------------     --------------
Total estimated future
   operating costs and
   settlement reserves                      $          9,084     $            649     $       (505)     $       9,228
                                            =================    =================    =============     ==============

In view of the expected duration of the liquidation period until February 22, 2007, and the provision in Colorado law that Chadmoore maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all known and unknown contingent claims, Chadmoore established a general contingency reserve upon the adoption of liquidation basis accounting on January 29, 2002. The amount of the reserve initially established was $9.7 million and is $8.0 million at June 30, 2004.

The majority of this general reserve at June 30, 2004, $7.0 million, relates to contingencies involving the resolution of various federal taxation issues. Other matters covered by this reserve include existing litigation and claims, settlement of existing liabilities, and a general reserve for currently unidentified contingencies and unasserted claims. This reserve has been established for matters for which there is insufficient information upon which management can reasonably estimate a settlement amount, or where the ultimate settlement amount will be based on future events which management cannot reasonably predict at this time. The outcome of these contingencies may involve litigation, the ultimate outcome of which cannot be determined at this time. Accordingly, management has provided the reserve at the estimated maximum possible settlement amount.

As a result of the uncertainty regarding the estimates associated with the general contingency reserve, it is likely that the actual outcome of the resolution of these contingencies will differ from management's estimates at this time, and those differences may be significant. In addition, since the resolution of these matters will inevitably involve procedural, and probably judicial proceedings, it is likely that the resolution of the majority of these contingencies will not occur in the near term. As more information becomes available to management, and as future resolution of events regarding these contingencies occur, management will adjust the general contingency reserve appropriately, if needed. See Note 5 - Commitments and Contingencies for further discussion.


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


NOTE 6 - RELATED PARTY TRANSACTIONS

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

During February 2004, the employment agreements for Robert W. Moore, Rick Rhodes and Stephen K. Radusch were amended as the resolution of Chadmoore's outstanding liabilities and the sale of partnership assets have taken longer than anticipated. Additionally, Chadmoore remains subject to the reporting requirements of the Securities Exchange Act of 1934. Accordingly, the board of directors determined that the above employees' services would be needed for longer than the initial employment agreements contemplated.

The employment agreements for Messrs. Moore and Radusch were amended so that each will continue as an executive officer of Chadmoore and continue to receive 75% of his annual salary until at least 30 days after the Securities and Exchange Commission grants relief from making filings under the Securities
Exchange Act of 1934, unless the agreement is earlier terminated by either party.

If relief is granted by the Securities and Exchange Commission, this employment agreement for Messrs. Moore and Radusch will be automatically extended for a one-year period at the annual rate of $90,000. Upon expiration of this one-year term, the employment agreements will be automatically extended until February 22, 2007, unless terminated by either party. During this final stage of employment, Mr. Moore and Mr. Radusch will be paid $6,500 and $6,000 per month, respectively. Mr. Rhodes employment agreement was extended through November 8, 2003, at which time he resigned from Chadmoore as Chief Regulatory Officer and Secretary. Mr. Rhodes, per his employment agreement, will provide services to Chadmoore on an as needed basis until November 8, 2004. For this, he will receive $7,500 per month.

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


LIQUIDITY AND CAPITAL RESOURCES

Chadmoore's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values of these assets and to settle all claims on terms most favorable to Chadmoore. The liquidation is expected to be concluded prior to the fifth anniversary of the filing of the Certificate of Dissolution in Colorado by a final liquidating distribution directly to shareholders of record. The initial cash distribution to shareholders under the Plan was made on July 12, 2002 in the aggregate amount of $22.7 million, or about $.3323 per equivalent share. On February 28, 2003, Chadmoore made a second distribution of cash to shareholders in the aggregate amount of $4.2 million, or $.0620 per equivalent share. On December 5, 2003, a third distribution of cash in the aggregate amount of $7 million, or $.101404 per share, was made to shareholders of record. As of August 12, 2004, Chadmoore has distributed an aggregate of about $34 million, or $.4957 per equivalent share. Remaining net assets available for distribution to shareholders as of June 30, 2004 are currently estimated to be about $5.4 million.


ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Chadmoore, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of Chadmoore's disclosure controls and procedures as of June 30, 2004 (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that Chadmoore's disclosure controls and procedures were effective for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that it files under the Securities Exchange Act of 1934, as amended.

CHANGES IN INTERNAL CONTROLS.

There were no changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2004 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no repurchases of Chadmoore common stock during the three months ended June 30, 2004.


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

                                       Date: August 12, 2004