Form 10QSB
period 2004-09-30
CHADMOORE WIRELESS GROUP INC
filed 2004-11-15
CIK 815755

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

AS OF NOVEMBER 12, 2004 ISSUER HAD 47,736,006 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [ ]   No [X]
================================================================================

                                      INDEX

       PART I - FINANCIAL INFORMATION                                                                                           PAGE

       ITEM 1.  FINANCIAL STATEMENTS

                Consolidated Statements of Net Assets in Liquidation as of September 30, 2004 and December 31, 2003               4

                Consolidated Statements of Changes in Net Assets in Liquidation for the Three Months and Nine Months              5
                Ended September 30, 2004 and 2003

                Condensed Notes to Unaudited Interim Consolidated Financial Statements                                          6-11

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND STATUS OF LIQUIDATION                          12-13

       ITEM 3.  CONTROLS AND PROCEDURES                                                                                          13

       PART II - OTHER INFORMATION                                                                                               14

       ITEM 1.  LEGAL PROCEEDINGS                                                                                                14

       ITEM 2E.  DISCLOSURE OF ANY REPURCHASE OF COMPANY STOCK                                                                   15

       ITEM 6. EXHIBITS                                                                                                          15

       SIGNATURES                                                                                                                16

       CERTIFICATIONS                                                                                                          17-19

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
              Consolidated Statements of Net Assets in Liquidation
                 as of September 30, 2004 and December 31, 2003
                             (amounts in thousands)

                                                                                Sept. 30,              Dec. 31,
                                                                                  2004                   2003
                                                                               (unaudited)
                                                                              ---------------      ------------------
    ESTIMATED VALUES OF ASSETS OF THE COMPANY
      Cash and cash equivalents                                                     $14,002                 $18,341
      Accounts receivable, net                                                           --                      17
      Other receivables, net                                                            783                     760
      Other assets, net                                                                 163                     250
      Estimated proceeds from sale of partnerships                                       --                     100
      Estimated future interest income                                                  368                     349
                                                                              ---------------      ------------------
                   Total estimated assets                                            15,316                  19,817
                                                                              ---------------      ------------------

    ESTIMATED LIABILITIES OF THE COMPANY

      Notes payable                                                                     433                   3,199
      Accounts payable and accrued liabilities                                          283                     305
      Federal income taxes payable                                                       --                   1,137
                                                                              ---------------      ------------------
                   Total estimated liabilities                                          716                   4,641
                                                                              ---------------      ------------------

    ESTIMATED FUTURE OPERATING COSTS and SETTLEMENT RESERVES DURING
    LIQUIDATION PERIOD                                                                9,067                   9,084
                                                                              ---------------      ------------------

    NET ASSETS IN LIQUIDATION                                                      $  5,533                $  6,092
                                                                              ===============      ==================

              See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
    Unaudited Consolidated Statements of Changes in Net Assets in Liquidation For the Three Months Ended and Nine Months Ended September 30, 2004 and 2003
                             (amounts in thousands)

                                                          For the three months           For the nine months
                                                                 ended                          ended
                                                      -----------------------------  ----------------------------
                                                         Sept. 30,      Sept. 30,       Sept. 30,      Sept. 30,
                                                           2004           2003            2004           2003
                                                      -------------   -------------  -------------  -------------
           Estimated net assets in liquidation
             as of June 30, 2004 and 2003
             and December 31, 2003 and
             2002, respectively                       $    5,722         $10,002     $    6,092      $  14,229

           Net gain from operations
             during liquidation                               (4)           (112)             5            101

           Settlement of litigation                           --              --             29             --

           Adjustment for minority interests                  --              13             --             --

           Change in estimate of:
             General contingency reserve                      --            (500)                        1,750
             Future interest income                          136             132            136             70
             Other assets, net                                --              --            (53)            --
             Future operating costs during
               liquidation period                             --               7           (676)          (407)
             Proceeds from sale of
               partnerships                                   --              --             --           (150)
             Notes payable                                    --           1,187             --          1,544
             Federal and state taxes                          --           2,973             --            771
             Value of assets held for sale                    --              --             --            (13)
           Cash distribution to shareholders                  --              --             --         (4,219)
                                                      -------------   -------------  -------------  -------------

           Net Assets in Liquidation                  $    5,533       $  13,676     $    5,533      $  13,676
                                                      -------------   -------------  -------------  -------------


              See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
     Condensed Notes to Unaudited Interim Consolidated Financial Statements
                               September 30, 2004


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


      Assets held for sale adjusted to estimated fair value     $       76,912
      Estimated future interest income                                   1,719
      Expected proceeds from sale of partnerships
           net of minority interests                                     2,315
      Adjust notes payable to expected payment amount                      500
      Accrual of cumulative preferred dividends                           (574)
      Estimated future operating costs and settlement
           reserves during liquidation                                 (23,877)
                                                                ---------------
                                                                $       56,995
                                                                ===============

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


NOTE 3 - ESTIMATED VALUES OF ASSETS OF THE COMPANY

The estimated assets of Chadmoore that are set forth in the September 30, 2004 "Consolidated Statement of Net Assets in Liquidation" have been presented on the following basis:

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


NOTE 4 - ESTIMATED LIABILITIES OF THE COMPANY

The estimated liabilities of Chadmoore that are set forth in the September, 30, 2004 "Consolidated Statement of Net Assets in Liquidation" has been presented on the following basis:

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

The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of Chadmoore's assets, the ultimate settlement amounts of
Chadmoore's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the liquidation period, resolution of uncertainties and litigation, and the timing of the liquidation and dissolution. A summary of significant estimates and judgments utilized in preparation of the September 30, 2004 consolidated financial statements on a liquidation basis follows:

     Estimated future interest income

     At September 30, 2004, the estimated value of future interest income represented about 6.7% of Chadmoore's estimated net assets in liquidation. The estimated future interest income of $368,000 on Chadmoore's cash holdings represents management's estimate of future interest earnings based on current (1.54% annual rate at October 1, 2004) market rates of interest over the remaining liquidation period.

     Estimated future operating costs and settlement reserves during the liquidation period.

     Chadmoore recorded amounts for estimated future operating costs during liquidation and for settlement reserves on January 29, 2002, when the Company adopted the liquidation basis of accounting. The table presented below summarizes the estimated amounts as of December 31, 2003 and changes in estimates and, the actual costs that have been incurred and paid during the period from January 1, 2004 through September 30, 2004. During the quarter ended March 31, 2004, Chadmoore recorded a change in estimate of $420,000 to compensation for liquidation personnel to reflect an amendment to the employment contracts of key executive officers and to record estimated additional personnel expenses associated with researching background information for pending litigation. In addition, during the second quarter of 2004, Chadmoore increased its estimated expenses for insurance, utilities and facility expenses, and legal, audit and other professional fees by $229,000 to reflect anticipated market rate increases in risk management and professional fees, primarily anticipated legal and accounting expenses associated with the expected filing of quarterly and annual SEC reports through completion of the liquidation period. Should Chadmoore receive relief from the SEC for future filings, it is anticipated that the estimates for legal and accounting expenses would be significantly reduced.

                                                 As of               Change in          Incurred            As of
                                             Dec. 31, 2003           estimates          and paid          Sept. 30,
                                                                  during period                              2004
                                            -----------------    -----------------    -------------     --------------
Compensation for
   liquidation personnel                    $            344     $            420     $       (375)     $         389
Insurance, utilities and
   facility expenses                                     291                    4             (134)               161
Legal, audit and other
   professional fees                                     446                  225             (157)               514
General contingency
   reserve
                                                       8,003                   --               --              8,003
                                            -----------------    -----------------    -------------     --------------
Total estimated future
   operating costs and
   settlement reserves                      $          9,084     $            649     $       (666)     $       9,067
                                            =================    =================    =============     ==============

In view of the expected duration of the liquidation period until February 22, 2007, and the provision in Colorado law that Chadmoore maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all known and unknown contingent claims, Chadmoore established a general contingency reserve upon the adoption of liquidation basis accounting on January 29, 2002. The amount of the reserve initially established was $9.7 million and is $8.0 million at September 30, 2004.

The majority of this general reserve at September 30, 2004, $7.0 million, relates to contingencies involving the resolution of various federal taxation issues. Other matters covered by this reserve include existing litigation and claims, settlement of existing liabilities, and a general reserve for currently unidentified contingencies and unasserted claims. This reserve has been established for matters for which there is insufficient information upon which management can reasonably estimate a settlement amount, or where the ultimate settlement amount will be based on future events which management cannot reasonably predict at this time. The outcome of these contingencies may involve litigation, the ultimate outcome of which cannot be determined at this time. Accordingly, management has provided the reserve at the estimated maximum possible settlement amount.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND STATUS OF LIQUIDATION

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. These statements contain words such as "intends", "plan", "future", "will", "anticipates", and "believes" and include statements regarding Chadmoore's dissolution and liquidation. Although Chadmoore believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. Chadmoore cautions investors that any forward-looking statements made by Chadmoore are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. See Chadmoore's annual report on Form 10-KSB for the year ended December 31, 2003, and Chadmore's other periodic reports filed with the SEC for these risk factors.


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


LIQUIDITY AND CAPITAL RESOURCES

Chadmoore's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values of these assets and to settle all claims on terms most favorable to Chadmoore. The liquidation is expected to be concluded prior to the fifth anniversary of the filing of the Certificate of Dissolution in Colorado by a final liquidating distribution directly to shareholders of record. The initial cash distribution to shareholders under the Plan was made on July 12, 2002 in the aggregate amount of $22.7 million, or about $.3323 per equivalent share. On February 28, 2003, Chadmoore made a second distribution of cash to shareholders in the aggregate amount of $4.2 million, or $.0620 per equivalent share. On December 5, 2003, a third distribution of cash in the aggregate amount of $7 million, or $.101404 per share, was made to shareholders of record. As of November 12, 2004, Chadmoore has distributed an aggregate of about $34 million, or $.4957 per equivalent share. Remaining net assets available for distribution to shareholders as of September 30, 2004 are currently estimated to be about $5.5 million.


ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Chadmoore, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of Chadmoore's disclosure controls and procedures as of September 30, 2004 (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that Chadmoore's disclosure controls and procedures were effective for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that it files under the Securities Exchange Act of 1934, as amended.

CHANGES IN INTERNAL CONTROLS.

There were no changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2004 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2E.  DISCLOSURE OF ANY REPURCHASE OF COMPANY STOCK

There were no repurchases of Chadmoore common stock during the three months ended September 30, 2004.


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

                                      Date: November 12, 2004