Form 10KSB
period 2004-12-31
CHADMOORE WIRELESS GROUP INC
filed 2005-04-13
CIK 815755

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-KSB
                                   (Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934 FOR THE FISCAL YEAR ENDED

                            DECEMBER 31, 2004
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

        For the transition period from ______________ to _______________

                         Commission File Number: 0-20999

                         CHADMOORE WIRELESS GROUP, INC.
                  Name of small business issuer in its charter

           COLORADO                                      84-1058165
-------------------------------             --------------------------------
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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of March 22, 2005 47,736,006 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain exhibits filed with the Registrant's prior registration statements and period reports under the Securities Exchange Act of 1934 are incorporated herein by reference into Part IV of this report.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes [ ] No [X]

FORM 10-KSB
INDEX


ITEM 1.      DESCRIPTION OF BUSINESS                                          3

ITEM 2.      DESCRIPTION OF PROPERTIES                                        6

ITEM 3.      LEGAL PROCEEDINGS                                                7

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              8

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS         9

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATION                                            10

ITEM 7.      FINANCIAL STATEMENTS                                            12

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURES                                           22

ITEM 8A.     CONTROLS AND PROCEDURES                                         22

ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              23

ITEM 10.     EXECUTIVE COMPENSATION                                          24

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  26

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  27

ITEM 13.     EXHIBITS                                                        28

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES                          29

SIGNATURES                                                                   30

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

Effective January 29, 2002, Chadmoore adopted the liquidation basis of accounting, whereby assets are recorded at their estimated net realizable values, liabilities are recorded at their estimated settlement amounts, and a settlement reserve has been provided for known claims. The valuation of assets and liabilities requires many estimates and assumptions by management and there may be substantial uncertainties in carrying out the provisions of the Plan. The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the ultimate settlement amounts of Chadmoore's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including administrative costs during the liquidation period, and the time frame it takes to complete the liquidation.

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

On July 12, 2002, Chadmoore mailed its initial distribution of cash to its shareholders of record in the aggregate amount of $22.7 million, or about $.3323 per share. On February 28, 2003, a second distribution of cash to its shareholders of record was initiated in the aggregate amount of $4.3 million, or about $.061967 per share. On December 5, 2003, a third distribution of cash in the aggregate amount of $7.0 million, or about $.101464 per share, was mailed to shareholders of record. Chadmoore currently estimates that shareholders of record may receive additional liquidation proceeds totaling about $.08 per share for a total estimated distribution of about $.57 per share. Should Chadmoore be able to settle claims for less than the liabilities recorded, the potential final additional liquidation proceeds could be higher than the anticipated $.08 per share. The actual nature, amount and timing of future distributions will be determined by the Board of Directors in its sole discretion, and will depend primarily upon Chadmoore's ability to execute the Plan.

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

Employees

As of March 26, 2005 Chadmoore had two full-time employees.


ITEM 2.  DESCRIPTION OF PROPERTIES

Chadmoore's corporate office is located at 2458 East Russell Road, Suite B, Las Vegas, Nevada. Chadmoore co-leases office space at this address which consists of approximately 2,290 square feet at a monthly base rental of approximately $1,545 under a six month lease, with an option for an additional two six-month extensions, which started in January, 2005. Management believes that the corporate office space will be sufficient to accommodate Chadmoore's dissolution and liquidation and has no expectation of needing additional space before the end of the lease term, though Chadmoore may elect to relocate under similar terms at the end of either six-month extension.

As of December 31, 2004, Chadmoore had one remaining antenna site under lease in the United States. The terms of this lease continue through May 2006.

ITEM 3.  LEGAL PROCEEDINGS

In late September, 2002, Chadmoore received a letter from Cindy Ashcroft, principal of Ashcroft ITV ("Ashcroft") seeking payment for licenses which Ashcroft purports were transferred to Chadmoore. Ashcroft requested, through its letter, a payment in excess of $4 million from Chadmoore for the subject licenses, or alternatively a further explanation from Chadmoore as to why such a payment would not be forthcoming. Chadmoore has reviewed its files and Chadmoore management, along with outside counsel, has analyzed the matter at considerable length. Upon review of the evidence in the light most favorable to Ashcroft, Chadmoore believes that it could potentially be liable to Ashcroft for approximately $23,750 in license payments. On the other hand, Chadmoore believes it has a valid counterclaim for approximately $89,000 against Ashcroft for interim management fees earned while the Company managed and operated Ashcroft's licensed facilities in order to keep them in compliance with FCC requirements. In late 2001, Chadmoore suggested to Ms. Ashcroft that a direct meeting between the parties take place as promptly as practicable to resolve this matter. At this time, management has received no reply from Ms. Ashcroft. While Chadmoore cannot forecast the ultimate outcome of this matter, based on management's review of the files and Ashcroft's request, as well as internal conferences and conferences with outside counsel regarding this matter, the Company believes that the possibility that this matter will have a substantial adverse impact on the Company is remote.

On March 13, 2003, American Tower Corporation ("American Tower") submitted to Chadmoore a notice of default under several license agreements, which existed earlier between American Tower and Chadmoore. American Tower sought immediate payment of an outstanding balance of approximately $234,000. On March 19, 2003, Chadmoore formally responded to American Tower's notice, rejected its demand, and indicated that Chadmoore believes it has no legal duty to continue to make any payments to American Tower on the basis of the agreements. Subsequently, on May 23, 2003, American Tower filed suit in the Clark County Nevada District Court seeking redress for its claims of breach of contract, without specifying the damages sought. Chadmoore timely filed its answer on June 16, 2003 denying American Tower's claims. The parties have exchanged pre-trial documentation and witness lists for discovery purposes. Discovery is currently ongoing. A jury trial is set for October 2005. Currently, management cannot forecast the actual outcome of this item, nor can it provide a timetable for when this matter will be concluded.

Chadmoore may also be subject to various legal proceedings and claims that may arise during liquidation. Chadmoore currently believes that any such proceedings and potential claims will not have a material adverse impact on Chadmoore's estimate of net assets in liquidation. Chadmoore has, however, included in its settlement reserve an accrual, at the lower end of the range, for the matters discussed above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Chadmoore's common stock was listed on the NASD Over-the-Counter Electronic Bulletin Board (the "OTC Bulletin Board") from July 1995 to February 2002. Effective as of the date of the Company's dissolution on February 22, 2002, Chadmoore's common stock was delisted from the OTC Bulletin Board and no longer trades. As of March 26, 2005, there were 367 holders of record of Common Stock, including brokerage accounts. The former transfer agent and now liquidating agent for the common stock is Computershare Investor Services, Lakewood, Colorado 80228.

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

During 2004, Chadmoore had no issuances of unregistered securities. There have also been no repurchases of securities during the liquidation period.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND STATUS OF LIQUIDATION

The following is a discussion of the consolidated financial condition and results of operations of Chadmoore for the fiscal years ended December 31, 2004 and December 31, 2003, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

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

STATUS OF LIQUIDATION

On February 8, 2002, Chadmoore sold substantially all of its assets to Nextel Communications, Inc. ("Nextel") for $130 million in cash resulting in a gain of about $88 million, terminated its operations and began an orderly liquidation of the Company, including laying off most of its employees. Chadmoore adopted the liquidation basis of accounting effective January 29, 2002, whereby assets are recorded at their estimated net realizable values, liabilities are recorded at their estimated settlement amounts and a settlement reserve has been provided for known claims. The valuation of assets and liabilities requires many estimates and assumptions by management and actual values may vary greatly from estimates. The majority of Chadmoore's assets have been liquidated and the amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the ultimate settlement amounts of Chadmoore's liabilities and obligations, actual costs incurred in connection with carrying out the Plan including administrative costs during the liquidation period, and the time frame it takes to complete the liquidation.

During the year ended December 31, 2004, Chadmoore recorded a change in estimate of $591,000 to compensation for liquidation personnel to reflect an amendment to the employment contracts of key executive officers that pays them 75% of their original base salary for as long as Chadmoore is required to continue complying with the Securities Exchange Act of 1934, and to record estimated additional personnel expenses associated with researching background information for pending litigation. In addition, Chadmoore increased estimated expenses for insurance, utilities, and facility expenses and legal, audit, and other professional fees by $60,000 and $225,000, respectively, to anticipate additional costs associated with the filing of its annual and quarterly reports with the SEC through the end of the liquidation period.


LIQUIDITY AND CAPITAL RESOURCES

Chadmoore's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values for such assets and to settle all claims on terms most favorable to Chadmoore. The liquidation of remaining assets is expected to be concluded prior to the fifth anniversary of the filing of the Certificate of Dissolution in Colorado by a final liquidating distribution directly to shareholders of record. The initial cash distribution under the Plan was made on July 12, 2002 in the aggregate amount of $22.7 million, or about $.3323 per share. On February 28, 2003, a second distribution of cash in the aggregate amount of $4.3 million, or $.061967 per share, was initiated. On December 5, 2003, a third distribution of cash in the aggregate amount of $7.0 million, or $.101464 per share was made to shareholders of record. As of December 31, 2004, Chadmoore had distributed an aggregate of about $34 million, or $.4957 per share. Remaining net assets available for distribution to shareholders, as of year-end, are about $5.5 million.

ITEM 7.  FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Chadmoore Wireless Group, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated statements of net assets in liquidation of Chadmoore Wireless Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of changes in net assets in liquidation for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the stockholders of Chadmoore Wireless Group, Inc. approved a plan of liquidation on January 28, 2002, sold substantially all of its assets on February 8, 2002 and commenced an orderly liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to January 28, 2002 is on a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Chadmoore Wireless Group, Inc. as of December 31, 2004 and 2003, and the changes in its net assets in liquidation for the years ended December 31, 2004 and 2003, in conformity with U. S. generally accepted accounting principles applied on the basis described in the preceding paragraph.

                                                     /s/ McGladrey & Pullen, LLP

Las Vegas
March 9, 2005

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
              Consolidated Statements of Net Assets in Liquidation
                        as of December 31, 2004 and 2003
                             (amounts in thousands)
                                                                                          December 31,
                                                                              -------------------------------------
                                                                                    2004              2003
                                                                              -------------------------------------
    ESTIMATED VALUES OF ASSETS OF THE COMPANY


      Cash and cash equivalents                                                 $      13,900      $       18,341
      Accounts receivable, net                                                             --                  17
      Other receivables, net                                                              801                 760
      Other assets, net                                                                   146                 250
      Estimated proceeds from sale of partnerships                                         --                 100
      Estimated future interest income                                                    542                 349
                                                                              -----------------  ------------------
                   Total estimated assets                                              15,389              19,817
                                                                              -----------------  ------------------

    ESTIMATED LIABILITIES OF THE COMPANY

      Notes payable                                                                       433               3,199
      Accounts payable and accrued liabilities                                            197                 305
      Federal income taxes payable                                                         --               1,137
      Estimated future operating costs and settlement reserves during the
      liquidation period                                                                9,285               9,084
                                                                              -----------------  ------------------
                   Total estimated liabilities                                          9,915              13,725
                                                                              -----------------  ------------------


                                                                              -----------------  ------------------

    NET ASSETS IN LIQUIDATION                                                       $   5,474           $   6,092
                                                                              =================  ==================

          See accompanying notes to consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
               Consolidated Statements of Changes in Net Assets in
                Liquidation For the years ended December 31, 2004
                              and December 31, 2003
                             (amounts in thousands)

                                                                                          December 31,
                                                                              -------------------------------------
                                                                                    2004              2003
                                                                              -------------------------------------
    Estimated net assets in liquidation as of
              December 31, 2003 and 2002, respectively                               $  6,092           $  14,229

      Net gain (loss) from operations during liquidation                                   18              (1,086)

      Settlement of litigation at amount different from estimate                           29                  --

      Change in estimate of:
          General contingency reserve                                                      --               2,275
          Estimated future interest income                                                331                (396)
          Future operating costs during liquidation period                             (1,069)               (604)
          Other receivables, net                                                           18                  --
          Other assets, net                                                               (53)                 --
          Accounts payable and accrued expenses                                           112                  --
          Estimated proceeds from sale of partnerships                                     --                (150)
          Notes payable                                                                    --               1,836
          Federal and state taxes                                                          --               1,415
          Value of assets held for sale                                                    (4)               (298)
      Cash distribution to shareholders                                                    --             (11,129)
                                                                              -----------------  ------------------

    Net Assets in Liquidation                                                        $  5,474            $  6,092
                                                                              =================  ==================


          See accompanying notes to consolidated financial statements.

                         CHADMOORE WIRELESS GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


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

Chadmoore has one remaining antenna license under lease. No adjustments have been recorded for estimated operating results from the lease. Accordingly, any gain or loss from operations of this remaining lease during the liquidation period will be reflected as an increase or decrease in net assets in liquidation as they are realized.

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

ESTIMATED VALUES OF ASSETS OF THE COMPANY

The estimated assets of Chadmoore that are set forth in the December 31, 2004 and 2003 "Consolidated Statement of Net Assets in Liquidation" have been presented on the following basis:


         (a) Chadmoore classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase. Cash and cash equivalents are stated at fair value.

                  Generally, cash balances held in financial institutions may be in excess of federally insured amounts.
         (b) Estimated future interest income was estimated by management based upon future expected cash flows. Actual interest income will likely differ from management's current estimate.
         (c) The estimated proceeds from sale of partnerships represents the amount of net proceeds that were expected from the sale of the partnership interests. All partnership interests were disposed of as of December 31, 2003 with collection of proceeds in 2004.
         (d) Other assets, net, represents primarily prepayments on future operating costs and cash held in escrow.
         (e) Accounts and other receivables, net, are carried at their expected collectible amounts. Other receivables represent funds held in escrow from the sale of assets to Nextel to cover any potential state tax claims related to these assets. Funds are remitted to Chadmoore upon providing to Nextel proof of good standing in those states in which Chadmoore provided services. Chadmoore expects to all funds currently held in escrow by the end of the liquidation period.

ESTIMATED LIABILITIES OF THE COMPANY

The estimated liabilities of Chadmoore that are set forth in the December 31, 2004 and 2003 "Consolidated Statement of Net Assets in Liquidation" have been presented on the following basis:

         (a) Notes payable represent non-interest bearing amounts owed in connection with license commissions, the purchase of assets and the purchase of licenses from licensees and are recorded at their estimated settlement amounts.
         (b) Accounts payable and accrued expenses include all amounts that remain unpaid for liquidation activities and remaining partnership operations.
         (c) Federal income taxes payable represent the unpaid portion of the total estimated amount of federal income taxes that management believes are due for the year ended December 31, 2002. Chadmoore, in conjunction with its outside tax professionals, continually reviews its estimates of the total federal and state income taxes, as well as those amounts that will be due when such returns are filed. Due to the complexity of the asset sale to Nextel in 2002, significant assumptions and analysis are required to estimate the amounts ultimately due. During the quarter ended September 30, 2003, Chadmoore completed and filed all state and federal returns for the year ended December 31, 2002. During the quarter ended March 31, 2004, Chadmoore filed an amended federal return for the year ended December 31, 2002. Because of the continuing operating expenses involved in managing the plan of liquidation, and expectations of limited gains from operations and interest income, Chadmoore does not believe that there will be future federal income taxes due beyond the year ended December 31, 2002, and believes that the amount of future minimum state taxes due will not be significant.

         (d) Chadmoore recorded amounts for estimated future operating costs during liquidation and for settlement reserves on January 29, 2002, when the Company adopted the liquidation basis of accounting. The table presented below summarizes the estimated amounts as of the date of adoption of the liquidation basis of accounting and the actual costs that have been incurred and paid during the period from January 29, 2002 through December 31, 2004. During the year ended December 31, 2004, Chadmoore recorded a change in estimate of $591,000 to compensation for liquidation personnel to reflect an amendment to the employment contracts of key executive officers that pays them 75% of their original base salary for as long as Chadmoore is required to continue complying with the Securities Exchange Act of 1934, and to record estimated additional personnel expenses associated with researching background information for pending litigation. In addition, Chadmoore increased estimated expenses for insurance, utilities, and facility expenses and legal, audit, and other professional fees by $60,000 and $225,000, respectively, to anticipate additional costs associated with the filing of its annual and quarterly reports with the SEC through the end of the liquidation period.

                                As of          Change in        Incurred           As of
                            Jan. 29, 2002      Estimate         and Paid       Dec. 31, 2004
                           --------------   --------------   --------------   --------------

Compensation for             $   10,237       $   1,403        $ (10,953)       $      687
  liquidation personnel
Insurance, utilities and
  facility expenses                 683             328             (848)              163
Legal, audit and other
  professional fees               3,304             371           (3,243)              432
Settlement reserve                9,653            (248)          (1,402)            8,003
                           --------------   --------------   --------------   --------------
Total estimated future
  operating costs and
  settlement reserves      $     23,877       $   1,854        $(16,446)        $    9,285
                           ==============   ==============   ==============   ==============

                  In view of the duration of the liquidation period to February 22, 2007, and provision in Colorado law that Chadmoore maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all known and unknown contingent claims, Chadmoore established a settlement reserve upon the adoption of liquidation basis accounting on January 29, 2002. The amount of the settlement reserve initially established was approximately $9.7 million and is approximately $8.0 million at December 31, 2004.

                  The majority of this settlement reserve at December 31, 2004, $7.0 million, relates to contingencies involving the resolution of various federal, state and local taxation issues. Currently, management believes that those contingencies will be resolved during 2006, and the ultimate outcome of this portion of the settlement reserve will likely be determined at that time. Other matters covered by this settlement reserve include existing litigation and claims. This settlement reserve has been established for matters for which there is insufficient information upon which management can reasonably estimate an actual settlement amount, or where the ultimate settlement amount will be based on future events which management cannot predict at this time. The outcome of these contingencies may involve litigation, the ultimate outcome of which cannot be determined at this time. Accordingly, management has provided the settlement reserve based upon its best estimate of the possible settlement amounts, including the professional and other costs involved, given an unfavorable outcome. Management believes it is reasonably possible that its estimate of the possible settlement amounts may decline as time passes.

The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of Chadmoore's assets, the ultimate settlement amounts of Chadmoore's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the liquidation period, and the timing of the liquidation and dissolution. A summary of significant estimates and judgments utilized in preparation of the December 31, 2004 and 2003 consolidated financial statements on a liquidation basis follows:

         Estimated future interest income.

         At December 31, 2004, the estimated future interest income represented about 9.6% of Chadmoore's estimated net assets in liquidation. The estimated future interest income of $542,000 represents management's estimate of future interest earnings based on current (2.21% at February 28, 2005) market rates of interest over the remaining liquidation period.

At December 31, 2004, estimated future operating costs and settlement reserves represented about 95% of Chadmoore's estimated liabilities. As a result of the uncertainty regarding the estimates underlying the general contingency reserve, it is likely that the actual outcome of the resolutions of these contingencies will differ from management's estimates at this time, and those differences may be significant. It is possible that the reserve for various federal, state and local taxation issues may be ultimately settled for substantially less than the current amount of the reserve. In addition, since the resolution of these matters will inevitably involve procedural, and probably judicial proceedings, it is likely that the resolution of the majority of these contingencies will not occur in the near term. As more information becomes available to management, and as future resolution of events regarding these contingencies occur, management will adjust the general contingency reserve appropriately, if needed. See Note 6
- Commitments and Contingencies for further discussion.

C. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Chadmoore and all majority owned joint ventures. All significant intercompany balances and transactions have been eliminated in consolidation. The 2004 and 2003 financial statements only include Chadmoore's interests in those assets and liabilities at their estimated realizable and settlement amounts. All assets in the joint ventures have been liquidated as of December 31, 2004.

D. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the net realizability of assets and estimated costs to be incurred during the liquidation and disclosure of contingent assets and liabilities at December 31, 2004. Actual results could differ from those estimates.

NOTE 2 - LONG-TERM DEBT

Long-term debt consists of the following:                            December 31,
                                                              ----------       ---------
                                                                 2004            2003
Note payable in connection with the asset purchases, license purchases and license commissions payable, non-interest
bearing, due $120,000 in February 2005 and $113,000 in
February 2006.                                                  $233,000          $333,000

Notes payable in connection with the asset purchases,
license purchases and license commissions, non-interest
bearing and due on demand.                                       492,000           492,000

Note payable in connection with the asset purchases, license purchases and license commissions, paid in January 2004
through purchase of annuity in the name of the note holder.            -         2,665,897

Less adjustment to expected settlement amounts                  (292,000)         (292,000)
                                                              ----------       -----------
Total long-term debt                                            $433,000        $3,198,897
                                                              ==========       ===========

Aggregate maturities based on the terms of the underlying debt instruments, net of unamortized discounts, are as follows:

         Year ended December 31,
                  2005                               $ 320,000
                  2006                                 113,000
                                                     ---------
                                                     $ 433,000
                                                     =========

In February 2004, Chadmoore purchased an annuity for $2.6 million in the name of a note holder liquidating a $2.7 million note payable.

Based on experience in settling prior notes payable for license purchases, Chadmoore has included an adjustment to the face amount of the notes to reflect the expected settlement amount of the remaining notes payable.

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

                                                                 Equivalent Shares from Stock Options
                                                 ---------------------------------------------------------------------
                                                                          Number Outstanding
   Common Shares          Equivalent Shares       Range of Exercise       at December 31,         Weighted Average
    Outstanding               Warrants                  Price                   2004               Exercise Price
--------------------     --------------------    --------------------    -------------------    ----------------------
    47,736,006               20,361,558              $0.18-$0.48              424,851                   $0.26

Included in the options outstanding at December 31, 2004, were 1,923,000 options with an exercise price greater than the expected total distribution of $0.57 per share.


NOTE 4 - RELATED PARTY TRANSACTIONS

On January 15, 2003, Chadmoore entered into a two-year sublease with a limited liability company owned by Robert W. Moore. Under the terms of the sublease, Chadmoore will co-use with two other tenants approximately 2,290 total square feet of rentable floor area at a base rent of $1,030 per month plus one third of utilities and other normal and ordinary expenses. The two-year sublease expires January 14, 2005, and was renewed subsequent to year end under a six-month lease at about $1,545 per month plus pro rata share of utilities, with an option for two additional six-month extensions.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

A. LEGAL MATTERS

In late September, 2002, Chadmoore received a letter from Cindy Ashcroft, principal of Ashcroft ITV ("Ashcroft") seeking payment for licenses which Ashcroft purports were transferred to Chadmoore. Ashcroft requested, through its letter, a payment in excess of $4 million from Chadmoore for the subject licenses, or alternatively a further explanation from the Company as to why such a payment would not be forthcoming. Chadmoore has reviewed its files and Chadmoore management, along with outside counsel, has analyzed the matter at considerable length. Upon review of the evidence in the light most favorable to Ashcroft, Chadmoore believes that it could potentially be liable to Ashcroft for approximately $23,750 in license payments. On the other hand, the Company believes it has a valid counterclaim for approximately $89,000 against Ashcroft for interim management fees earned while the Company managed and operated Ashcroft's licensed facilities in order to keep them in compliance with FCC requirements. Chadmoore has not recorded, however, an asset on its books for the potential counterclaim against Ashcroft. In late 2001, the Company suggested to Ms. Ashcroft that a direct meeting between the parties take place as promptly as practicable to resolve this matter. At this time, management has received no reply from Ms. Ashcroft. While Chadmoore cannot forecast the ultimate outcome of this matter, based on management's review of the files and Ashcroft's request, as well as internal conferences and conferences with outside counsel regarding this matter, the Company believes that the possibility that this matter will have a substantial adverse impact on the Company is remote.

On March 13, 2003, American Tower Corporation ("American Tower") submitted to Chadmoore a notice of default under several license agreements, which existed earlier between American Tower and Chadmoore. American Tower sought immediate payment of an outstanding balance of approximately $234,000. On March 19, 2003, Chadmoore formally responded to American Tower's notice, rejected its demand, and indicated that Chadmoore believes it has no legal duty to continue to make any payments to American Tower on the basis of the agreements. Subsequently, on May 23, 2003, American Tower filed suit in the Clark County Nevada District Court seeking redress for its claims of breach of contract, without specifying the damages sought. Chadmoore timely filed its answer on June 16, 2003 denying American Tower's claims. The parties have exchanged pre-trial documentation and witness lists for discovery purposes. Discovery is currently ongoing. A jury trial is set for the October, 2005. Currently, management cannot forecast the actual outcome of this item, nor can it provide a timetable for when this matter will be concluded.

Chadmoore may also be subject to various legal proceedings and claims that may arise during liquidation. Chadmoore currently believes that any such proceedings and potential claims will not have a material adverse impact on Chadmoore's estimate of net assets in liquidation. Chadmoore has, however, included in its settlement reserve an accrual, at the lower end of the range, for the matters discussed above.


B. LEASE COMMITMENTS

Future minimum payments associated with the leases for office space and antenna sites, including renewal options, are as follows:

         Year ended December 31,
                  2005                               $           19,523
                  2006                                            4,272
                                                                 ------
                                                     $           23,795
                                                                 ======

Under the liquidation method of accounting, all future minimum payments have been included in estimated future operating costs. Total rent paid and charged against estimated future operating costs amounted to about $25,800 and $46,000 for the years ended December 31, 2004 and 2003, respectively.

C. EMPLOYMENT ARRANGEMENTS


Chadmoore has employment arrangements with certain of its executive officers that provided during first year after closing, in addition to his or her regular salary payments, a lump sum payment equal to his or her annual compensation at the end of the earlier of that one-year period or the termination of his or her employment. Lump sum payments were made in the amount of $242,938 to Robert W. Moore and, $175,000 to Stephen K. Radusch in February 2003. Lump sum amounts do not include the gross-up for excise taxes.

During the first year after the filing date of the articles of dissolution, Messrs. Moore and Radusch received their same compensation as executive officers of Chadmoore. The initial employment agreements for Messrs. Moore and Radusch contemplated that most of their duties for Chadmoore would be fulfilled on or before February 2003. The resolution of Chadmoore's outstanding liabilities and the sale of partnership assets has taken longer than anticipated. Additionally, Chadmoore remains subject to the reporting requirements of the Securities Exchange Act of 1934. Accordingly, the board of directors determined that the above employees' services would be needed for longer than the initial employment agreements contemplated.

The employment agreements for Messrs. Moore and Radusch were amended so that each will continue as an executive officer of Chadmoore and continue to receive 75% of his annual salary until at least 30 days after the Securities and Exchange Commission grants relief from making filings under the Securities Exchange Act of 1934, unless the agreement is earlier terminated by either party.

If relief is granted by the Securities and Exchange Commission, these employment agreements for Messrs. Moore and Radusch will be automatically extended for a one-year period at the annual rate of $90,000. Upon expiration of this one year term, the employment agreements will be automatically extended until February 22, 2007, unless terminated by either party. During this final stage of employment, Mr. Moore and Mr. Radusch will be paid $6,500 and $6,000 per month, respectively.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None


ITEM 8A. CONTROLS AND PROCEDURES



Chadmoore, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of Chadmoore's disclosure controls and procedures as of December 31, 2004 (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that Chadmoore's disclosure controls and procedures were effective for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that it files under the Exchange Act.

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

The Company has identified material weaknesses within its internal control framework mostly involving a lack of segregation of duties which is due to the limited number of personnel who were retained by the Company in accordance with the Plan of Liquidation, to complete the orderly liquidation of the Company's operations.

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

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS. The following table sets forth as of March 22, 2004 the names and ages of all directors and executive officers of the company, indicating all positions and offices with the registrant held by each such person and the period during which he or she has served as a director or executive officer:

                                                                            PERIOD OF SERVICE AS
NAME                        AGE               POSITION                      DIRECTOR OR EXECUTIVE OFFICER
--------------------------  ----------------  ----------------------------  -----------------------------
Robert W. Moore             47                President, CEO and Director   02/95 to Present

Stephen K. Radusch          52                Chief Financial Officer       01/00 to Present
                                              Treasurer                     03/00 to Present

Gary L. Stanford            66                Director                      05/98 to Present

Gil Labrucherie             33                Director                      12/02 to Present

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received for services rendered to the Company during the years ended December 31, 2002, 2003 and 2004 by the Chief Executive Officer of the Company and all other executive officers of the Company whose total salary and bonus for the 2004 fiscal year exceeded $100,000 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE
                                                                                        LONG TERM
                                                    ANNUAL COMPENSATION                COMPENSATION

Name                              Year      Salary      Bonus        Other
And                               Ended                                             SECURITIES
Principal                       December                                            UNDERLYING
Position                           31        ($)        ($)          ($)              OPTIONS
-----------------------------  ----------   --------   --------    --------         -----------
Robert W. Moore                  2004        182,171       -            -    (1)         -
President, Chief Executive       2003        242,918       -         344,601  (1)        -
Officer and Director             2002        192,938     50,000    2,167,842  (1)        -

Stephen K. Radusch               2004        143,695       -            -     (1)        -
Chief Financial Officer and      2003        175,000       -         301,303  (1)        -
Treasurer                        2002        135,000     40,000    1,502,791  (1)        -

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

COMPENSATION OF DIRECTORS. Beginning in December, 2002, Chadmoore initiated a cash compensation program for members of its board of directors. Each non-management member receives $1,750 per month for services as a director plus reimbursement for reasonable expenses incurred in attending meetings of the Board. In addition, each outside director will receive a one-time payment of $75,000 if he remains a director through February 2007. Members of the Chadmoore board of directors who are also employees of Chadmoore do not receive any compensation for their services as members of the Chadmoore board of directors.

Stay-Put Cash Incentive Payments

Messrs. Moore and Radusch have executed a form of Stay Put Bonus and Employment Agreement outlining the terms of their continued employment by the Company. Pursuant to such agreements, Chadmoore agreed to pay management personnel who continued to work for the Company during the first year after closing, in addition to his or her regular salary payments, a lump sum payment equal to his or her annual compensation at the end of the earlier of that one-year period or the termination of his or her employment. Lump sum payments were made in the amount of $242,938 to Mr. Moore, and, $175,000 to Mr. Radusch in February, 2003. Lump sum amounts do not include the gross-up for excise taxes.

During the first year after the filing date of the articles of dissolution, Messrs. Moore and Radusch received their same compensation as executive officers of Chadmoore. The initial employment agreements for Messrs. Moore and Radusch contemplated that most of their duties for Chadmoore would be fulfilled on or before February 2003. The resolution of Chadmoore's outstanding liabilities and the sale of partnership assets has taken longer than anticipated. Additionally, Chadmoore remains subject to the reporting requirements of the Securities Exchange Act of 1934. Accordingly, the board of directors determined that the above employees' services would be needed for longer than the initial employment agreements contemplated.

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

Employment Agreement Termination Payments

Pursuant to their employment agreements with the Company, Messrs. Moore and Radusch were paid a lump sum payment equal to 2.99 times their average annual compensation during the five tax-years ended prior to the closing of the asset sale or any shorter period that the officer has been employed by Chadmoore. Messrs. Moore and Radusch were paid an additional payment equal to the amount of any excise taxes that are imposed on any amounts in excess of the lump sum payment plus the amount of any excise taxes and any federal, state or local income or payroll taxes that are imposed on the additional amounts. The effect of this provision was that Chadmoore bore the cost of all excise taxes on any amounts in excess of the lump sum payment so that the net amount retained by each individual specified above after receiving the lump sum payment and any additional amounts and paying all excise taxes was equal to the amount of the original lump sum payment. Pursuant to these provisions, shortly after the closing, payments were made in the amount of $1,348,905 to Mr. Moore, and $1,011,865 to Mr. Radusch.

OPTION GRANTS IN LAST FISCAL YEAR.

No options were granted to any executive officer in the fiscal year 2004 or 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 22, 2005, certain information regarding the beneficial ownership of shares of common stock held by (i) the Chief Executive Officer and each of the other executive officers listed on the Summary Corporation Table, (ii) each shareholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (iii) each director of the Company, and (iv) all directors and executive officers of the Company as a group.

          NAME AND ADDRESS OF          AMOUNT AND NATURE OF        PERCENTAGE
          BENEFICIAL OWNER(1)        BENEFICIAL OWNERSHIP (2)     BENEFICIALLY
                                                                    OWNED(3)
----------------------------------   ------------------------   ---------------

Robert W. Moore                             3,024,266  (4)             6.4%
Stephen K. Radusch                            500,000  (6)             1.0%
Gil Labrucherie                                    --                     *
Joseph J. Finn-Egan                        27,966,552  (7)            41.9%
Gary L. Stanford                              177,000  (8)                *
Jeffrey A. Lipkin                          27,966,552  (9)            41.9%
Recovery Equity Investors II, L.P.
 2505 Anthem Village Drive
 Suite E-622
 Henderson, NV 89052                       27,966,552 (10)            41.9%
All directors and executive
  officers as a group (4 persons)           3,701,266 (11)             7.4%
-------------------
*    Less than 1%

(1) The persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.
(2) A person is deemed to be the beneficial owner of a security if such person, directly or indirectly, has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnotes the named person has sole voting and investing power with respect to shares beneficially owned.
(3) Calculated on the basis of 47,736,006 shares of Common Stock outstanding as of March 22, 2005, except that shares of Common Stock underlying options or warrants exercisable within 60 days of March 22, 2005 are deemed outstanding for purposes of calculating the beneficial ownership of Common Stock of the holders of such options and warrants.
(4) Includes 1,600,000 shares of the Company's Common Stock subject to options exercisable within 60 days following March 22, 2005.
(5) Comprised of 700,000 shares of the Company's Common Stock subject to options exercisable within 60 days following March 22, 2005.
(6) Comprised of 500,000 shares of the Company's Common Stock subject to options exercisable within 60 days following March 22, 2005.
(7) Comprised of (i) 8,854,662 shares of Common Stock owned by Recovery Equity Investors II, L.P. ("REI"); and (ii) 19,111,890 shares of Common Stock subject to warrants exercisable within 60 days following March 22, 2005. Mr. Finn-Egan, who is a Managing General Partner of REI, disclaims beneficial ownership of all securities of the Company held by REI.
(8) Comprised of 177,000 shares of the Company's Common Stock subject to options exercisable within 60 days following March 22, 2005.
(9) Comprised of (i) 8,854,662 shares of Common Stock owned by REI; and (ii) 19,111,890 shares of Common Stock subject to warrants exercisable within 60 days following March 22, 2005. Mr. Lipkin, who is a Managing General Partner of REI, disclaims beneficial ownership of all securities of the Company held by REI. Comprised of (i) 8,854,662 shares of Common Stock owned by REI; and (ii) 19,111,890 shares of Common Stock subject to warrants exercisable within 60 days following March 22, 2005. Mr. Lipkin, who is a Managing General Partner of REI, disclaims beneficial ownership of all securities of the Company held by REI.
(10) Comprised of (i) 8,854,662 shares of Common Stock owned by REI; and (ii) 19,111,890 shares of Common Stock subject to warrants exercisable within 60 days following March 22, 2005.
(11) Includes 22,442,890 shares of the Company's Common Stock subject to options and warrants exercisable within 60 days following March 22, 2005.

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

                                                    Equivalent Shares from Stock Options
                                        ---------------------------------------------------------
                                                            Number Outstanding
   Common Shares    Equivalent Shares   Range of Exercise   at December 31,      Weighted Average
    Outstanding         Warrants              Price               2004            Exercise Price
----------------   ------------------   -----------------   ------------------   ----------------
    47,736,006         20,361,558          $0.18-$0.48          424,851                $0.26

Included in the options outstanding at December 31, 2004, were 1,923,000 options with an exercise price greater than the expected total distribution of $0.57 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 15, 2003, Chadmoore entered into a two-year sublease with a limited liability company owned by Robert W. Moore. The two-year sublease expired on January 14, 2005, and was renewed for a six-month period, with an option for an additional two six-month extensions. Under the terms of the sub-lease, Chadmoore will continue to co-use with one other tenant approximately 2,290 total square feet of rentable floor area at a base rent of $1,545 per month, plus one half of utilities and other normal and ordinary expenses.

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

10.23    Amended and Restated Employment Agreement between Chadmoore and Robert
         W. Moore effective July 1, 2000

10.24    Amended and Restated Employment Agreement between Chadmoore and Stephen
         K. Radusch effective July 1, 2000

10.25 Agreement and Plan of Reorganization by and among Chadmoore, Nextel Communications, Inc. and Nextel finance company dated August 21, 2000.

10.26 First Amendment to the Agreement and Plan of Reorganization by and among Nextel Communications, Inc., Nextel Finance Company, and Chadmoore Wireless Group, Inc. dated August 31, 2000

10.27    REI Side Letter (filed herewith).

10.28    Form of Stay Put Bonus and Employment Agreement.

31.1     Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

32.1     Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

(b) Current Reports on Form 8-K

         None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees McGladrey & Pullen, LLP ("McGladrey") billed us for fiscal years 2004 and 2003 for professional services for the audit of our annual financial statements and review of financial statements included in our reports on Form 10-QSB are services normally provided by McGladrey in connection with filings or engagements were $57,259 and 55,800, respectively.

Audit-Related Fees

McGladrey did not bill us any fees for fiscal years 2004 and 2003 for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees KPMG,LLP billed us in fiscal years 2004 and 2003 for compliance, tax advice, or tax planning were $72,150 and $75,300, which was for the tax years ended December 31, 2003 and 2002, respectively. McGladrey did not bill us any fees for fiscal years 2004 and 2003 for compliance, tax advice, or tax planning.

All Other Fees

The aggregate fees McGladrey billed us for fiscal years 2004 and 2003 for products and services provided by McGladrey, other than the services reported above were $0 and $5,300, respectively.

    FORM10-KSB
============================================================================

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                        Chadmoore Wireless Group, Inc.
                                        (formerly CapVest International, Ltd.)

                                        By: /s/ Stephen K. Radusch
                                            ----------------------
                                            Stephen K. Radusch
                                            Chief Financial Officer

                                            Date: April 6, 2005

KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Robert W. Moore and Stephen K. Radusch, each acting individually, as his or her attorney-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-KSB.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Robert W. Moore                                         Date: April 6, 2005
---------------------------------------
Robert W. Moore, President,
Chief Executive Officer and Director

/s/ Stephen K. Radusch                                      Date: April 6, 2005
---------------------------------------
Stephen K. Radusch
Chief Financial and Accounting Officer

/s/ Gary L. Stanford                                        Date: April 6, 2005
---------------------------------------
Gary L. Stanford
Director

/s/ Gil Labrucherie                                         Date: April 6, 2005
---------------------------------------
Gil Labrucherie
Director