Form 10QSB
period 2005-03-31
CHADMOORE WIRELESS GROUP INC
filed 2005-05-20
CIK 815755

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

AS OF MAY 12, 2005 ISSUER HAD 47,736,006 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [ ]  No [X]
================================================================================

================================================================================

                                      INDEX
       PART I - FINANCIAL INFORMATION                                               PAGE

       ITEM 1.    FINANCIAL STATEMENTS

                  Consolidated Statement of Net Assets in Liquidation as of
                  March 31, 2005 and December 31, 2004                                  4

                  Consolidated Statement of Changes in Net Assets in Liquidation
                  for the Three Months Ended March 31, 2005 and 2004                    5

                  Condensed Notes to Unaudited Interim Consolidated Financial
                  Statements                                                         6-12

       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND PLAN OF LIQUIDATION                                           12-13

       ITEM 3.    CONTROLS AND PROCEDURES                                              13

       PART II - OTHER INFORMATION                                                     14

       ITEM 1.    LEGAL PROCEEDINGS                                                    14

       ITEM 2E.   DISCLOSURE OF ANY REPURCHASE OF COMPANY STOCK                        15

       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                     15

       SIGNATURES                                                                      16

       CERTIFICATIONS                                                               17-19

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
               Consolidated Statement of Net Assets in Liquidation
                   as of March 31, 2005 and December 31, 2004
                             (amounts in thousands)


                                                                        March 31,        Dec. 31,
                                                                          2005             2004
                                                                       (unaudited)
                                                                     ---------------  ----------------
    ESTIMATED VALUES OF ASSETS OF THE COMPANY

      Cash and cash equivalents                                       $      1,961     $      13,900
      Investment in debt securities                                         11,737                --
      Other receivables, net                                                   801               801
      Other assets, net                                                        134               146
      Estimated future interest income                                         723               542
                                                                     ---------------  ----------------
                   Total estimated assets                                   15,356            15,389
                                                                     ---------------  ----------------

    ESTIMATED LIABILITIES OF THE COMPANY

      Notes payable                                                            313               433
      Accounts payable and accrued liabilities                                 209               197
      Estimated future operating costs and settlement reserves
        during the liquidation period                                        9,145             9,285
                                                                     ---------------  ----------------
                   Total estimated liabilities                               9,667             9,915
                                                                     ---------------  ----------------


    NET ASSETS IN LIQUIDATION                                             $  5,689          $  5,474
                                                                     ===============  ================

  See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
    Unaudited Consolidated Statements of Changes in Net Assets in Liquidation
               For the Three Months Ended March 31, 2005 and 2004
                             (amounts in thousands)

                                                                       For the three months
                                                                              ended
                                                                  --------------------------------
                                                                     March 31,        March 31,
                                                                       2005             2004
                                                                  ---------------- ---------------
Estimated net assets in liquidation
  as of December 31, 2004 and 2003,
  respectively                                                     $     5,474      $    14,229

Net loss from operations during
  liquidation                                                              (12)             (46)

Settlement of litigation                                                    --               29

Change in Estimate of:
  Estimated future interest income                                         264               --

  Other assets, net                                                         --              (53)

  Future operating costs during
    liquidation period                                                     (37)            (248)
                                                                  ---------------- ---------------

Net Assets in Liquidation                                          $     5,689      $     5,722
                                                                  ---------------  ---------------


  See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
     Condensed Notes to Unaudited Interim Consolidated Financial Statements
                                 March 31, 2005


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

The accompanying financial statements, notes and discussions should be read in conjunction with the consolidated financial statements, related notes and discussions contained in Chadmoore's annual report on Form 10-KSB for the year ended December 31, 2004.

The interim financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of such financial information on a liquidation basis have been included.

NOTE 2 - LIQUIDATION BASIS OF ACCOUNTING

Immediately following the sale of substantially all of its assets on February 8, 2002, Chadmoore began an orderly wind-down of its operations. Accordingly, management has presented its financial statements on the liquidation basis of accounting.

The preparation of financial statements on the liquidation basis of accounting requires management to make certain estimates and assumptions that affect the net reliability of assets and estimated costs to be incurred during the liquidation period and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates are imprecise and subject to change, among other things, the estimates may be based on assumption about future conditions, transactions, or events whose outcome is uncertain. It is likely, therefore, that the actual outcome and settlement of assets and liabilities through completion of the Plan will differ from management's estimates, and those differences may be significant.

ESTIMATED VALUES OF ASSETS OF THE COMPANY

The estimated assets of Chadmoore that are set forth in the March 31, 2005 "Consolidated Statement of Net Assets in Liquidation" have been presented on the following basis:

     (a)      Chadmoore  classifies  as cash and  cash  equivalents  amounts  on deposit in banks and cash invested temporarily in various instruments, with maturities of three months or less at time of purchase. Cash and cash equivalents are stated at fair value. Generally, cash balances held in financial institutions may be in excess of federally insured amounts.
     (b) Investment in debt securities with maturities prior to February, 2007 are carried at par value with an accrual in future estimated income for expected earnings to the total settlement amount. Management intends to hold these securities until their maturity due dates. Those debt securities with maturities after February, 2007 are carried at market value with any periodic unrealized gain or loss recorded as an adjustment in the Statement of Changes in Net Assets in Liquidation.
     (c) Estimated future interest income was estimated by management based upon future expected cash flows. Actual interest income will likely differ from management's current estimate.
     (d) Other assets, net, represent primarily prepayments of future operating costs.
     (e) Other receivables, net, are carried at their expected collectible amounts and pertains, primarily, to funds held by Nextel to offset any potential liabilities that might occur from any unknown or unanticipated unpaid state taxes. Management is working with counsel to obtain tax certificates of good standing in about 12 remaining states in which Chadmoore operated. Though a somewhat lengthy and detailed process, management believes it will collect substantially all of the funds held by Nextel.

ESTIMATED LIABILITIES OF THE COMPANY

The estimated liabilities of Chadmoore that are set forth in the March 31, 2005 "Consolidated Statement of Net Assets in Liquidation" has been presented on the following basis:

     (a) Notes payable represent non-interest bearing amounts owed in connection with license commissions, the purchase of assets and the purchase of licenses from licensees and are recorded at their estimated settlement amounts.
     (b) Accounts payable and accrued liabilities include all amounts that remain unpaid for liquidation activities and remaining partnership operations.
     (c) Chadmoore recorded amounts for estimated future operating costs during liquidation and for settlement reserves on January 29, 2002, when the Company adopted the liquidation basis of accounting. The table presented below summarizes the estimated amounts as of December 31, 2004 and changes in estimates and, the actual costs that have been incurred and paid during the period from January 1, 2005 through March 31, 2005. During the quarter ended March 31, 2005, Chadmoore recorded a change in estimate of $37,000 to its estimated expenses for insurance, utilities and facility expenses to reflect anticipated expenses associated with the administration of funds held in escrow for settlement of the Goodman/Chan liabilities.

                                                     Change in
                                  As of              estimates           Incurred           As of
                              Dec. 31, 2004        during period         and paid       Mar. 31, 2005
                             ----------------     ----------------     -------------    --------------
        Compensation for
   liquidation personnel      $          687       $           --       $       (96)     $        591

Insurance, utilities and
       facility expenses                 163                   37               (54)              146

  Legal, audit and other
       professional fees                 432                   --               (27)              405

      Settlement reserve               8,003                   --                --             8,003
                             ----------------     ----------------     -------------    --------------
  Total estimated future
     operating costs and
     settlement reserves      $        9,285       $           37       $      (177)     $      9,145
                             ================     ================     =============    ==============

              In view of the expected duration of the liquidation period until February 22, 2007, and the provision in Colorado law that Chadmoore maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all known and unknown contingent claims, Chadmoore established a settlement reserve upon the adoption of liquidation basis accounting on January 29, 2002. The amount of the settlement reserve is $8.0 million at March 31, 2005.

              The majority of this general reserve at March 31, 2005, $7.0 million, relates to contingencies involving the resolution of various federal taxation issues. Other matters covered by this reserve include existing litigation and claims, settlement of existing liabilities, and a general reserve for currently unidentified contingencies and unasserted claims. This reserve has been established for matters for which there is insufficient information upon which management can reasonably estimate a settlement amount, or where the ultimate settlement amount will be based on future events which management cannot reasonably predict at this time. The outcome of these contingencies may involve litigation, the ultimate outcome of which cannot be determined at this time. Accordingly, management believes the range of possible estimated settlements is from $0 to $7 million.

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

              The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of Chadmoore's assets, the ultimate settlement amounts of Chadmoore's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the liquidation period, resolution of uncertainties and litigation, and the timing of the liquidation and dissolution. A summary of significant estimates and judgments utilized in preparation of the March 31, 2005 consolidated financial statements on a liquidation basis follows:

         Estimated future interest income

         At March 31, 2005, the estimated value of future interest income represented about 7.8% of Chadmoore's estimated net assets in liquidation. During 2005, management invested excess cash amounts in debt securities with varying maturities. The estimated future interest income of $723,000 on Chadmoore's cash holdings and investment in debt securities represents management's estimate of future interest earnings based on current (3.5% annual rate at April 1, 2005) market rates of interest over the remaining liquidation period.

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

During February 2004, the employment agreements for Robert W. Moore, and Stephen
K. Radusch were amended as the resolution of Chadmoore's outstanding liabilities and the sale of partnership assets has taken longer than anticipated. Additionally, Chadmoore remains subject to the reporting requirements of the Securities Exchange Act of 1934. Accordingly, the board of directors determined that the above employees' services would be needed for longer than the initial employment agreements contemplated.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND STATUS OF LIQUIDATION

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. These statements contain words such as "intends", "plan", "future", "will", "anticipates", and "believes" and include statements regarding Chadmoore's dissolution and liquidation. Although Chadmoore believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. Chadmoore cautions investors that any forward-looking statements made by Chadmoore are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. See Chadmoore's annual report on Form 10-KSB for the year ended December 31, 2004.

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

STATUS OF LIQUIDATION

On February 8, 2002, Chadmoore sold substantially all of its assets to Nextel Communications, Inc. ("Nextel") for $130 million in cash resulting in a gain of about $88 million, terminated its operations and began an orderly liquidation of Chadmoore, including laying off most of its employees. Chadmoore adopted the liquidation basis of accounting effective January 29, 2002, whereby assets are recorded at their estimated net realizable values, liabilities are recorded at their estimated settlement amounts and a reserve has been provided for potential claims. During the quarter ended March 31, 2005, Chadmoore recorded a change in estimate of $37,000 to its estimated expenses for insurance, utilities, and facility expenses to reflect anticipated expenses associated with the administration of funds held in escrow for settlement of the Goodman/Chan liabilities. In addition, Chadmoore recorded a change in the estimated value of future interest income of $242,000 to reflect rising interest rates and its investment in debt securities.

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

LIQUIDITY AND CAPITAL RESOURCES

Chadmoore's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values for these assets and to settle all claims on terms most favorable to Chadmoore. The liquidation is expected to be concluded prior to the fifth anniversary of the filing of the Certificate of Dissolution in Colorado by a final liquidating distribution directly to shareholders of record. The initial cash distribution to shareholders under the Plan was made on July 12, 2002 in the aggregate amount of $22.7 million, or about $.3323 per equivalent share. On February 28, 2003,
Chadmoore made a second distribution of cash to shareholders in the aggregate amount of $4.2 million, or $.0620 per equivalent share, was initiated. On December 5, 2003, a third distribution of cash in the aggregate amount of $7 million, or $.1014 per share, was made to shareholders of record. As of May 12, 2005, Chadmoore has distributed an aggregate of about $34 million, or $.4957 per equivalent share. Remaining net assets available for distribution to shareholders as of March 31, 2005, assuming assets are realized and liabilities are settled at their estimated amounts, are currently estimated to be about $5.7 million.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Chadmoore, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of Chadmoore's disclosure controls and procedures as of March 31, 2005 (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that Chadmoore's disclosure controls and procedures were effective for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that it files under the Exchange Act.

CHANGES IN INTERNAL CONTROLS.

There were no changes in our internal control over financial reporting that occurred during our quarter ended March 31, 2005 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2E.  DISCLOSURE OF ANY REPURCHASE OF COMPANY STOCK

There were no repurchases of Chadmoore common stock during the three months ended March 31, 2005.


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

                             Date: May 16, 2005