Form 10QSB
period 2005-06-30
CHADMOORE WIRELESS GROUP INC
filed 2005-08-15
CIK 815755

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       or

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                         Commission File Number: 0-20999

                         CHADMOORE WIRELESS GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


            COLORADO                                              84-1058165
            --------                                              ----------
(State of other jurisdiction of                               (I.R.S. Employer
 Incorporation or organization)                              Identification No.)

            2458 EAST RUSSELL ROAD, SUITE B, LAS VEGAS, NEVADA 89120
                    (Address of principal executive offices)

                                 (702) 740-5633
                           (Issuer's telephone number)

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

AS OF AUGUST 12, 2005 ISSUER HAD 47,736,006 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [ ] No [X]
================================================================================

                                      INDEX

    PART I - FINANCIAL INFORMATION                                          PAGE

    ITEM 1.  FINANCIAL STATEMENTS

             Consolidated  Statements of Net Assets in Liquidation as of
             June 30, 2005 and December 31, 2004                              4

             Consolidated   Statements  of  Changes  in  Net  Assets  in
             Liquidation  for the Three Months and Six Months Ended June
             30, 2005 and 2004                                                5

             Condensed Notes to Unaudited Interim Consolidated Financial
             Statements                                                     6-12

    ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND PLAN OF LIQUIDATION                                                12-13

    ITEM 3. CONTROLS AND PROCEDURES                                          13

    PART II - OTHER INFORMATION                                              14

    ITEM 1. LEGAL PROCEEDINGS                                                14


    ITEM 2E. DISCLOSURE OF ANY REPURCHASE OF COMPANY STOCK                   15

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 15

    SIGNATURES                                                               16

    CERTIFICATIONS                                                         17-19

              CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
            Consolidated Statements of Net Assets in Liquidation
                 as of June 30, 2005 and December 31, 2004
                           (amounts in thousands)


                                                                                 June 30,              Dec. 31,
                                                                                   2005                  2004
                                                                               (unaudited)
                                                                              ---------------      ------------------
    ESTIMATED VALUES OF ASSETS OF THE COMPANY

      Cash and cash equivalents                                               $       1,556        $         13,900
      Investment in debt securities                                                  11,937                      --
      Other receivables, net                                                           798                      801
      Other assets, net                                                                 122                     146
      Estimated future interest income                                                  706                     542
                                                                              ---------------      ------------------
                   Total estimated assets                                            15,119                  15,389
                                                                              ---------------      ------------------

    ESTIMATED LIABILITIES OF THE COMPANY

      Notes payable                                                                     313                     433
      Accounts payable and accrued liabilities                                          202                     197
      Estimated future operating costs and settlement reserves
        during the liquidation period                                                 8,999                   9,285
                                                                              ---------------      ------------------
                   Total estimated liabilities                                        9,514                   9,915
                                                                              ---------------      ------------------

    NET ASSETS IN LIQUIDATION                                                 $       5,605        $          5,474
                                                                              ===============      ==================






















     See accompanying condensed notes to unaudited interim consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
    Unaudited Consolidated Statements of Changes in Net Assets in Liquidation
        For the Three Months and Six Months Ended June 30, 2005 and 2004
                             (amounts in thousands)



                                              For the three months ended        For the six months ended
                                            ------------------------------- ---------------------------------
                                               June 30,        June 30,        June 30,         June 30,
                                                 2005            2004            2005             2004
                                            --------------- --------------- ---------------- ----------------


Net Assets in Liquidation, Beginning        $      5,689    $      5,722     $      5,474    $        6,092

Net gain (loss) from operations during
liquidation                                          (25)            107              (37)               9

Settlement of litigation                              --              --               --               29

Change in estimate of:
  Future interest income                              --              --              264               --
  Other assets, net                                   --              --               --             (53)
  Future operating costs during
    liquidation period                               (59)           (428)             (96)           (676)
                                            --------------- --------------- ---------------- ---------------

Net Assets in Liquidation, Ending           $      5,605    $      5,401     $      5,605    $       5,401
                                            --------------- --------------- ---------------- ---------------






















              See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
     Condensed Notes to Unaudited Interim Consolidated Financial Statements
                                  June 30, 2005


NOTE 1 - BASIS OF PRESENTATION

Chadmoore Wireless Group, Inc. ("Chadmoore") was a holder of frequencies in the United States in the 800 megahertz band for commercial specialized mobile radio service.

On January 28, 2002, holders of Chadmoore common stock approved the asset sale to Nextel Communications, Inc. ("Nextel"), the dissolution of Chadmoore and a Plan of Liquidation (the "Plan"). On February 8, 2002, Chadmoore closed the sale of substantially all of its assets to Nextel for $130 million in cash. Net proceeds to Chadmoore were approximately $108 million after the payoff of Barclays Bank debt. On February 22, 2002, Chadmoore filed its Articles of Dissolution, closed its stock transfer record book, de-listed its shares from the over-the-counter bulletin board and began an orderly wind-up of its business operations. Under Colorado law, Chadmoore is required to manage its liquidation process through February 22, 2007, at which time the orderly liquidation is expected to be completed. The key features of the Plan are:

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

The preparation of financial statements on the liquidation basis of accounting requires management to make certain estimates and assumptions that affect the net reliability of assets and estimated costs to be incurred during the liquidation period and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates are imprecise and subject to change, among other things, the estimates may be based on assumption about future conditions, transactions, or events whose outcome is uncertain. It is likely, therefore, that the actual outcome and settlement of assets and liabilities through completion of the Plan will differ from management's estimates, and those differences may be significant. Certain items that are less predictable such as expenses for repairs and changes in service rates have not been estimated and accrued and are recorded as expenses as incurred.


ESTIMATED VALUES OF ASSETS OF THE COMPANY

The estimated assets of Chadmoore that are set forth in the June 30, 2005 "Consolidated Statements of Net Assets in Liquidation" have been presented on the following basis:

     (a)      Chadmoore  classifies  as cash and  cash  equivalents  amounts  on deposit in banks and cash invested temporarily in various instruments, with maturities of three months or less at time of purchase. Cash and cash equivalents are stated at fair value. Generally, cash balances held in financial institutions may be in excess of federally insured amounts.
     (b) Investment in debt securities with maturities prior to February 22, 2007 are carried at cost with an accrual in future estimated income for expected earnings to the total settlement amount. Management intends to hold these securities until their maturity due dates. Those debt securities with maturities after February 22, 2007 are carried at market value with any periodic unrealized gain or loss recorded as an adjustment in the Statement of Changes in Net Assets in Liquidation.
     (c) Estimated future interest income was estimated by management based upon future expected cash flows. Actual interest income will likely differ from management's current estimate.
     (d) Other assets, net, represent primarily prepayments of future operating costs.
     (e) Other receivables, net, are carried at their expected collectible amounts and pertain, primarily, to funds held by Nextel to offset any potential liabilities that might occur from any unknown or unanticipated unpaid state taxes. Management is working with counsel to obtain tax certificates of good standing in about 12 remaining states in which Chadmoore operated. Though a somewhat lengthy and detailed process, management believes it will collect substantially all of the funds held by Nextel.

ESTIMATED LIABILITIES OF THE COMPANY

The estimated liabilities of Chadmoore that are set forth in the June 30, 2005 "Consolidated Statements of Net Assets in Liquidation" have been presented on the following basis:

     (a) Notes payable represent non-interest bearing amounts owed in connection with license commissions, the purchase of assets and the purchase of licenses from licensees and are recorded at their estimated settlement amounts.
     (b) Accounts payable and accrued liabilities include all amounts that remain unpaid for liquidation activities.
     (c) Chadmoore recorded amounts for estimated future operating costs during liquidation and for settlement reserves on January 29, 2002, when the Company adopted the liquidation basis of accounting. The table presented below summarizes the estimated amounts as of December 31, 2004, changes in estimates, and the actual costs that have been incurred and paid during the period from January 1, 2005 through June 30, 2005. During the six months ended June 30, 2005, Chadmoore recorded a change in estimate of $52,000 to its estimated expenses for insurance, utilities and facility expenses to reflect anticipated expenses associated with the administration of funds held in escrow for settlement of the Goodman/Chan liabilities, as well as an overall increase in general operating expenses. In addition, Chadmoore recorded a change in estimate of $44,000 for compensation for liquidation personnel during the quarter ended June 30, 2005. The change in estimate reflects anticipated expense for part-time administrative help through the completion of the liquidation process and an increase in the cost of medical insurance for the period January 1, 2005 through February 22, 2007 for Messrs. Moore and Radusch.

                                                                 Change in
                                              As of              estimates           Incurred           As of
                                          Dec. 31, 2004        during period         and paid       June 30, 2005
                                         ----------------     ----------------     -------------    --------------
     Compensation for
        liquidation personnel            $           687      $            44      $      (190)     $         541
     Insurance, utilities and
        facility expenses                            163                   52              (81)               134
     Legal, audit and other
        professional fees                            432                   --             (111)               321
     Settlement reserve                            8,003                   --                --             8,003
                                         ----------------     ----------------     -------------    --------------
     Total estimated future
        operating costs and
        settlement reserves              $         9,285      $  96                $      (382)      $      8,999
                                         == =============     == =============     == ==========    === ==========

              In view of the expected duration of the liquidation period until February 22, 2007, and the provision in Colorado law that Chadmoore maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all known and unknown contingent claims, Chadmoore established a settlement reserve upon the adoption of liquidation basis accounting on January 29, 2002. The amount of the settlement reserve is $8.0 million at June 30, 2005.

              The majority of this general reserve at June 30, 2005, $7.0 million, relates to contingencies involving the resolution of various federal taxation issues. Other matters covered by this reserve include existing litigation and claims, settlement of existing liabilities, and a general reserve for currently unidentified contingencies and unasserted claims. This reserve has been established for matters for which there is insufficient information upon which management can reasonably estimate a settlement amount, or where the ultimate settlement amount will be based on future events which management cannot reasonably predict at this time. The outcome of these contingencies may involve litigation, the ultimate outcome of which cannot be determined at this time. Accordingly, management believes the range of possible estimated settlements is from $0 to $7 million.

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

              The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of Chadmoore's assets, the ultimate settlement amounts of Chadmoore's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the liquidation period, resolution of uncertainties and litigation, and the timing of the liquidation and dissolution. A summary of significant estimates and judgments utilized in preparation of the June 30, 2005 consolidated financial statements on a liquidation basis follows:

         Estimated future interest income

         At June 30,  2005,  the  estimated  value  of  future  interest  income represented about 12.6% of Chadmoore's estimated net assets in liquidation. During 2005, management invested excess cash amounts in debt securities with varying maturities. The estimated future interest income of $706,000 on Chadmoore's cash holdings and investment in debt securities represents management's estimate of future interest earnings based on current (3.5% average annual rate at July 1, 2005) market rates of interest over the remaining liquidation period.


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

NOTE 4- RELATED PARTY TRANSACTIONS

On January 15, 2003, Chadmoore entered into a two-year sublease with a limited liability company owned by Robert W. Moore. The two-year sublease expired on January 14, 2005, and was renewed for a six-month period, with an option for an additional two six-month extensions. The lease was extended for an additional six-month term on July 14, 2005.

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


STATUS OF LIQUIDATION

On February 8, 2002, Chadmoore sold substantially all of its assets to Nextel Communications, Inc. ("Nextel") for $130 million in cash resulting in a gain of about $88 million, terminated its operations and began an orderly liquidation of Chadmoore, including laying off most of its employees. Chadmoore adopted the liquidation basis of accounting effective January 29, 2002, whereby assets are recorded at their estimated net realizable values, liabilities are recorded at their estimated settlement amounts and a reserve has been provided for potential claims. During the six months ended June 30, 2005, Chadmoore recorded a change in estimate of $52,000 to its estimated expenses for insurance, utilities, and facility expenses to reflect anticipated expenses associated with the administration of funds held in escrow for settlement of the Goodman/Chan liabilities, as well as an overall increase in general operating expenses. Chadmoore also recorded a change in estimate of $44,000 to its estimated expenses for compensation for liquidation personnel to reflect anticipated expenses for part-time administrative help through completion of the liquidation process and an increase in health care insurance cost for Messrs. Moore and Radusch for the period January 1, 2005 through February 22, 2007. In addition, Chadmoore recorded a change during the first quarter of 2005 in the estimated value of future interest income of $264,000 to reflect rising interest rates and its investment in debt securities.

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

LIQUIDITY AND CAPITAL RESOURCES

Chadmoore's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values for these assets and to settle all claims on terms most favorable to Chadmoore. The liquidation is expected to be concluded upon the fifth anniversary of the filing of the Certificate of Dissolution in Colorado by a final liquidating distribution directly to shareholders of record. The initial cash distribution to shareholders under the Plan was made on July 12, 2002 in the aggregate amount of $22.7 million, or about $.3323 per equivalent share. On February 28, 2003, Chadmoore made a second distribution of cash to shareholders in the aggregate amount of $4.2 million, or $.0620 per equivalent share. On December 5, 2003, a third distribution of cash in the aggregate amount of $7 million, or $.1014 per share, was made to shareholders of record. As of August 12, 2005, Chadmoore has distributed an aggregate of about $34 million, or $.4957 per equivalent share. Remaining net assets available for distribution to shareholders as of June 30, 2005, assuming assets are realized and liabilities are settled at their estimated amounts, are currently estimated to be about $5.6 million.


ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Chadmoore, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of Chadmoore's disclosure controls and procedures as of June 30, 2005 (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that Chadmoore's disclosure controls and procedures were effective for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that it files under the Exchange Act.

CHANGES IN INTERNAL CONTROLS.

There were no changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2005 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no repurchases of Chadmoore common stock during the three months ended June 30, 2005.


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

                               Date: August 15, 2005