Form 10QSB/A
period 2005-09-30
CHADMOORE WIRELESS GROUP INC
filed 2006-02-10
CIK 815755

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                                 (702) 740-5633
                           (Issuer's telephone number)


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act).
         Yes [X]   No [ ]

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

AS OF JANUARY 31, 2006 ISSUER HAD 47,736,006 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes [ ]  No [X]
================================================================================

================================================================================

                                      INDEX

       PART I - FINANCIAL INFORMATION                                       PAGE

       ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Statements of Net Assets in Liquidation
                  as of September 30, 2005 and December 31, 2004              4

                  Consolidated Statements of Changes in Net Assets in Liquidation for the Three Months and Nine Months
                  Ended September 30, 2005 and 2004                           5

                  Condensed Notes to Unaudited Interim Consolidated
                  Financial Statements                                      6-12

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND PLAN OF LIQUIDATION                           12-13

       ITEM 3. CONTROLS AND PROCEDURES                                       13

       PART II - OTHER INFORMATION                                           14

       ITEM 1. LEGAL PROCEEDINGS                                             14

       ITEM 2C. DISCLOSURE OF ANY REPURCHASE OF COMPANY STOCK                15

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                              15

       SIGNATURES                                                            16

       CERTIFICATIONS                                                      17-19

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
              Consolidated Statements of Net Assets in Liquidation
                 as of September 30, 2005 and December 31, 2004
                             (amounts in thousands)

                                                                     Sept. 30,         Dec. 31,
                                                                       2005              2004
                                                                    (unaudited)       (restated)
                                                                  ---------------  ---------------
    ESTIMATED VALUES OF ASSETS OF THE COMPANY

      Cash and cash equivalents                                    $       1,578    $      13,900
      Investment in debt securities                                       11,937               --
      Other receivables, net                                                 797              801
      Federal income tax receivable                                        1,290            1,290
      Other assets                                                           111              146
      Estimated future interest income                                       522              542
                                                                  ---------------  ---------------
                   Total estimated assets                                 16,235           16,679
                                                                  ---------------  ---------------

    ESTIMATED LIABILITIES OF THE COMPANY

      Notes payable                                                          313              433
      Accounts payable and accrued liabilities                               198              197
      Estimated future operating costs and settlement reserves
        during the liquidation period                                      9,417            9,575
                                                                  ---------------  ---------------
                   Total estimated liabilities                             9,928           10,205
                                                                  ---------------  ---------------


    NET ASSETS IN LIQUIDATION                                      $       6,307    $       6,474
                                                                  ===============  ===============

              See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
    Unaudited Consolidated Statements of Changes in Net Assets in Liquidation
     For the Three Months and Nine Months Ended September 30, 2005 and 2004
                             (amounts in thousands)



                                              For the three months ended        For the nine months ended
                                            ------------------------------- -------------------------------
                                               Sept. 30,       Sept. 30,       Sept. 30,        Sept. 30,
                                                  2005            2004            2005             2004
                                                               (restated)                       (restated)
                                            --------------- --------------- ---------------- ---------------
Net Assets in Liquidation, Beginning, as
previously reported                          $       5,605   $       5,401   $        5,474   $       6,092

  Income tax refund                                  1,000             979            1,000             742

Net Assets in Liquidation, Beginning, as
restated                                             6,605           6,380            6,474           6,834

Net gain (loss) from operations during
liquidation                                              2              (4)             (35)              5

Settlement of litigation                                --              --               --              29

Change in estimate of:
  Future interest income                                --             136              264             136
  Income taxes                                          --             (48)              --             189
  Settlement reserve                                  (300)             --             (300)             --
  Other assets, net                                     --              --               --             (53)
  Future operating costs during
    liquidation period                                  --              --              (96)           (676)
                                            --------------- --------------- ---------------- ---------------

Net Assets in Liquidation, Ending            $       6,307   $       6,464   $        6,307   $       6,464
                                            --------------- --------------- ---------------- ---------------













              See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
     Condensed Notes to Unaudited Interim Consolidated Financial Statements
                               September 30, 2005


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

The accompanying financial statements, notes and discussions should be read in conjunction with the consolidated financial statements, related notes and discussions contained in Chadmoore's annual report on Form 10-KSB for the year ended December 31, 2004. The accompanying financial statements as of December 31, 2004 and for the three months and nine months ended September 30, 2004 have been restated for the correction of an error related to expected income tax refunds (see Note 5).

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


ESTIMATED VALUES OF ASSETS OF THE COMPANY

The estimated assets of Chadmoore that are set forth in the September 30, 2005 "Consolidated Statements of Net Assets in Liquidation" have been presented on the following basis:

     (a) Chadmoore classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments, with maturities of three months or less at time of purchase. Cash and cash equivalents are stated at fair value. Generally, cash balances held in financial institutions may be in excess of federally insured amounts.
     (b) Investment in debt securities with maturities prior to February 22, 2007 are carried at cost with an accrual in future estimated income for expected earnings to the total settlement amount. Management intends to hold these securities until their maturity due dates. Those debt securities with maturities after February 22, 2007 are carried at market value with any periodic unrealized gain or loss recorded as an adjustment in the Statement of Changes in Net Assets in Liquidation.
     (c) Estimated future interest income was estimated by management based upon future expected cash flows. Actual interest income will likely differ from management's current estimate.
     (d) Other assets represent primarily prepayments of future operating costs.
     (e) Other receivables, net, are carried at their expected collectible amounts and pertain, primarily, to funds held by Nextel to offset any potential liabilities that might occur from any unknown or unanticipated unpaid state taxes. Management is working with counsel to obtain tax certificates of good standing in about 12 remaining states in which Chadmoore operated. Though a somewhat lengthy and detailed process, management believes it will collect substantially all of the funds held by Nextel.
     (f) Federal income tax receivable is carried at the expected refund amount based on losses incurred for years 2003 and 2004 carried back and applied against the gain recorded in 2002 as a result of the sale of assets to Nextel.


ESTIMATED LIABILITIES OF THE COMPANY

The estimated liabilities of Chadmoore that are set forth in the September 30, 2005 "Consolidated Statements of Net Assets in Liquidation" have been presented on the following basis:

     (a) Notes payable represent non-interest bearing amounts owed in connection with license commissions, the purchase of assets and the purchase of licenses from licensees and are recorded at their estimated settlement amounts. Of the amounts owed, $200,000 pertains to contingent claims by persons whose licenses were cancelled pursuant to the Federal
         Communication Commission's final ruling in the Goodman/Chan proceedings. (See Form 10-QSB for the Company, dated June 30, 2002, for detail disclosure of the Goodman/Chan proceedings.) Chadmoore originally recorded notes payable of about $6.7 million for purchase of the Goodman/Chan licenses. That amount was reduced to $4.7 million through payments and settlement of outstanding balances prior to the initial liquidation accounting. A liquidation trust was established for the purpose of settling the remaining outstanding Goodman/Chan claims. The liquidation trust resolved the bulk of these contingent claims by distributing $1,039,000 to 546 license holders. Approximately 60 potential claimants, with estimated potential claims of $200,000, could not be found or did not respond to settlement letters mailed to them. Chadmoore has made every effort to locate these remaining potential claimants, including the hiring of a skip/trace firm. Management believes that Chadmoore's exposure will not exceed the $200,000 currently recorded as part of its liquidation plan.
     (b) Accounts payable and accrued liabilities include all amounts that remain unpaid for liquidation activities.
     (c) Chadmoore recorded amounts for estimated future operating costs during liquidation and for settlement reserves on January 29, 2002, when the Company adopted the liquidation basis of accounting. The table presented below summarizes the estimated amounts as of December 31, 2004, changes in estimates, and the actual costs that have been incurred and paid during the period from January 1, 2005 through September 30, 2005.

         During the quarter ended June 30, 2005, Chadmoore recorded a change in estimate of $52,000 to its estimated expenses for insurance, utilities and facility expenses to reflect anticipated expenses associated with the administration of funds held in escrow for settlement of the Goodman/Chan liabilities, as well as an overall increase in general operating expenses. In addition, Chadmoore recorded a change in estimate of $44,000 for compensation for liquidation personnel during the prior quarter. The change in estimate reflects anticipated expense for part-time administrative help through the completion of the liquidation process and an increase in the cost of medical insurance for the period January 1, 2005 through February 22, 2007 for Messrs. Moore and Radusch.

         During the quarter ended September 30, 2005, Chadmoore recorded an increase in the settlement reserve of $300,000 to reflect potential costs associated with payment demands made by SBA Leasing under several license agreements that were in effect at the time of sale of assets to Nextel.

                                                    Change in
                                 As of              estimates           Incurred           As of
                             Dec. 31, 2004        during period         and paid       Sept. 30, 2005
                            ----------------     ----------------     -------------    --------------
Compensation for
liquidation personnel        $          687       $           44       $      (280)     $        451

Insurance, utilities and
facility expenses                       163                   52              (117)               98

Legal, audit and other
professional fees                       432                   --              (157)              275

Settlement reserve                    8,293                  300                --             8,593
                            ----------------     ----------------     -------------    --------------
Total estimated future
operating costs and
settlement reserves          $        9,575       $          396       $      (554)     $      9,417
                            ================     ================     =============    ==============

         In view of the expected duration of the liquidation period until February 22, 2007, and the provision in Colorado law that Chadmoore maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all known and unknown contingent claims, Chadmoore established a settlement reserve upon the adoption of liquidation basis accounting on January 29, 2002. The amount of the settlement reserve is $8.6 million at September 30, 2005.

         The majority of this settlement reserve at September 30, 2005, $7.3 million, relates to contingencies involving the resolution of various federal taxation issues. Other matters covered by this reserve include existing litigation and claims, and settlement of existing liabilities. This reserve has been established for matters for which there is insufficient information upon which management can reasonably estimate a settlement amount, or where the ultimate settlement amount will be based on future events which management cannot reasonably predict at this time. The outcome of these contingencies may involve litigation, the ultimate outcome of which cannot be determined at this time. Accordingly, management believes the range of possible estimated settlements is from $0 to $7.3 million.

         As a result of the uncertainty regarding the estimates associated with the settlement reserve, it is likely that the actual outcome of the resolution of these contingencies will differ from management's estimates at this time, and those differences may be significant. In addition, since the resolution of these matters will inevitably involve procedural, and probably judicial proceedings, it is likely that the resolution of the majority of these contingencies will not occur in the near term. As more information becomes available to management, and as future resolution of events regarding these contingencies occur, management will adjust the settlement reserve appropriately, if needed. See Note 3 - Commitments and Contingencies for further discussion.

         The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of Chadmoore's assets, the ultimate settlement amounts of Chadmoore's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the liquidation period, resolution of uncertainties and litigation, and the timing of the liquidation and dissolution. A summary of significant estimates and judgments utilized in preparation of the September 30, 2005 consolidated financial statements on a liquidation basis follows:

     Estimated future interest income

     At September 30, 2005, the estimated value of future interest income represented about 8.5% of Chadmoore's estimated net assets in liquidation. During 2005, management invested excess cash amounts in debt securities with varying maturities. The estimated future interest income of $522,000 on Chadmoore's cash holdings and investment in debt securities represents management's estimate of future interest earnings based on an average annual market rate of 3.5% over the remaining liquidation period.

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

On March 13, 2003, American Tower Corporation ("American Tower") submitted to Chadmoore a notice of default under several license agreements, which existed earlier between American Tower and Chadmoore. American Tower sought immediate payment of an outstanding balance of approximately $234,000. On March 19, 2003, Chadmoore formally responded to American Tower's notice, rejected its demand, and indicated that Chadmoore believes it has no legal duty to continue to make any payments to American Tower on the basis of the agreements. Subsequently, on May 23, 2003, American Tower filed suit in the Clark County Nevada District Court seeking redress for its claims of breach of contract, without specifying the damages sought. Chadmoore timely filed its answer on June 16, 2003 denying American Tower's claims. The parties have exchanged pre-trial documentation and witness lists for discovery purposes. Discovery has now been completed. A judge trial is set for August 2006. Currently, management cannot forecast the actual outcome of this item, nor can it provide a timetable for when this matter will be concluded.

On October 11, 2005, Chadmoore received a demand letter from SBA Leasing, Inc. ("SBA Leasing") claiming that Chadmoore was in default on various leases and that Chadmoore owed SBA Leasing $274,592 in overdue lease payments. Chadmoore has formally responded to SBA Leasing denying that any sum of money is currently owed by Chadmoore. Currently, management cannot forecast the actual outcome of this item, nor can it provide a timetable for when this matter will be concluded.

Chadmoore is not aware of any other actual or threatened claims; however, it may also be subject to various legal proceedings and claims that may arise during liquidation. Chadmoore currently believes that any such proceedings and potential claims will not have a material adverse impact on Chadmoore's estimate of net assets in liquidation. Chadmoore has, however, included in its settlement reserve an accrual, at the higher end of the range of possible loss, for the matters discussed above.

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

The employment agreements for Messrs. Moore and Radusch were amended so that each will continue as an executive officer of Chadmoore and continue to receive 75% of his annual salary until the final distribution of Chadmoore's funds on or about February 22, 2007.

NOTE 5- RESTATEMENT AND INCOME TAX REFUND

During the quarter ended September 30, 2005, Chadmoore discovered that operating and capital losses incurred during fiscal 2004 could be carried back to offset taxes paid on the gain on sale from 2002. Chadmoore further discovered that capital losses from fiscal 2003 could be carried back to recover taxes paid on the gain on sale from 2002. On January 27, 2006, Chadmoore filed a Form 8-K, stating that previously issued financial information for the years 2003 and 2004 and each of the four quarters of 2004 and the first two quarters of 2005 should be restated to reflect the income tax refund due Chadmoore of $866,000 related to fiscal 2004 and $424,000 related to fiscal 2003. The amounts included on the statements of net assets and statements of changes in net assets have been restated to correct for this error.

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

STATUS OF LIQUIDATION

On February 8, 2002, Chadmoore sold substantially all of its assets to Nextel Communications, Inc. ("Nextel") for $130 million in cash resulting in a gain of about $88 million, terminated its operations and began an orderly liquidation of Chadmoore, including laying off most of its employees. Chadmoore adopted the liquidation basis of accounting effective January 29, 2002, whereby assets are recorded at their estimated net realizable values, liabilities are recorded at their estimated settlement amounts and a reserve has been provided for potential claims. During the nine months ended September 30, 2005, Chadmoore recorded a change in estimate of $52,000 to its estimated expenses for insurance, utilities, and facility expenses to reflect anticipated expenses associated with the administration of funds held in escrow for settlement of the Goodman/Chan liabilities, as well as an overall increase in general operating expenses. Chadmoore also recorded a change in estimate of $44,000 to its estimated expenses for compensation for liquidation personnel to reflect anticipated expenses for part-time administrative help through completion of the liquidation process and an increase in health care insurance cost for Messrs. Moore and Radusch for the period January 1, 2005 through February 22, 2007. In addition, Chadmoore recorded a change during the first quarter of 2005 in the estimated value of future interest income of $264,000 to reflect rising interest rates and its investment in debt securities.

During the quarter ended September 30, 2005, Chadmoore recorded an increase in the settlement reserve of $300,000 to reflect potential costs associated with payment demands made by SBA Leasing under several license agreements that were in effect at the time of the sale of assets to Nextel.

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

LIQUIDITY AND CAPITAL RESOURCES

Chadmoore's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values for these assets and to settle all claims on terms most favorable to Chadmoore. The liquidation is expected to be concluded upon the fifth anniversary of the filing of the Certificate of Dissolution in Colorado by a final liquidating distribution directly to shareholders of record. The initial cash distribution to shareholders under the Plan was made on July 12, 2002 in the aggregate amount of $22.7 million, or about $.3323 per equivalent share. On February 28, 2003, Chadmoore made a second distribution of cash to shareholders in the aggregate amount of $4.2 million, or $.0620 per equivalent share. On December 5, 2003, a third distribution of cash in the aggregate amount of $7 million, or $.1014 per share, was made to shareholders of record as of the sale of Chadmoore's assets to Nextel. As of December 31, 2005, Chadmoore has distributed an aggregate of about $34 million, or $.4957 per equivalent share. Remaining net assets available for distribution to shareholders as of September 30, 2005, assuming assets are realized and liabilities are settled at their estimated amounts, are currently estimated to be about $6.6 million, or $.09 per equivalent share. Should Chadmoore not have to pay-out any of the settlement reserves, shareholders could expect to receive up to an additional $8.3 million, or $.12 per equivalent share. The ultimate settlement amount and timing depends upon a variety of factors, including, but not limited to, the resolution of those items included in the settlement reserve and actual costs incurred in carrying out the Plan.

On February 22, 2002, Chadmoore filed its Articles of Dissolution, closed its stock transfer record book, de-listed its shares from the over-the-counter bulletin board. Subsequent to February 22, 2002, Chadmoore was made aware of an ongoing market in the trading of "due bills", whereby an individual/institution would purchase from a shareholder the right to future cash distributions. Chadmoore has no involvement in this trading activity nor does Chadmoore maintain a list or have access to a list of the identities or locations of holders of the "due bills". All distributions by Chadmoore will be made to shareholders of record at the time of the asset sale to Nextel.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

During the quarter ended September 30, 2005, management became aware of a weakness in the Company's disclosure controls over the reporting of federal and state income taxes to management for financial reporting purposes. Historically, management has engaged outside experts specializing in the determination of and accounting for federal and state income taxes and management has relied on these specialists to report the resulting taxes to be paid, refunded or accrued to management for financial reporting purposes. However, management did not independently verify the information reported by these outside experts. Corrective action regarding this weakness will not be required as for periods subsequent to December 31, 2004, the Company no longer has the ability to carry back taxable operating losses to obtain refunds for previously paid federal and state income taxes.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

There were no changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2005 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 13, 2003, American Tower Corporation ("American Tower") submitted to Chadmoore a notice of default under several license agreements, which existed earlier between American Tower and Chadmoore. American Tower sought immediate payment of an outstanding balance of approximately $234,000. On March 19, 2003, Chadmoore formally responded to American Tower's notice, rejected its demand, and indicated that Chadmoore believes it has no legal duty to continue to make any payments to American Tower on the basis of the agreements. Subsequently, on May 23, 2003, American Tower filed suit in the Clark County Nevada District Court seeking redress for its claims of breach of contract, without specifying the damages sought. Chadmoore timely filed its answer on June 16, 2003 denying American Tower's claims. The parties have exchanged pre-trial documentation and witness lists for discovery purposes. Discovery has now been completed. A judge trial is set for August 2006. Currently, management cannot forecast the actual outcome of this item, nor can it provide a timetable for when this matter will be concluded.

On October 11, 2005, Chadmoore received a demand letter from SBA Leasing, Inc. ("SBA Leasing") claiming that Chadmoore was in default on various leases and that Chadmoore owed SBA Leasing $274,592 in overdue lease payments. Chadmoore has formally responded to SBA Leasing denying that any sum of money is currently owed by Chadmoore. Currently, management cannot forecast the actual outcome of this item, nor can it provide a timetable for when this matter will be concluded.

Chadmoore is not aware of any other actual or threatened claims; however, it may also be subject to various legal proceedings and claims that may arise during liquidation. Chadmoore currently believes that any such proceedings and potential claims will not have a material adverse impact on Chadmoore's estimate of net assets in liquidation. Chadmoore has, however, included in its settlement reserve an accrual, at the lower end of the range, for the matters discussed above.

ITEM 2C.  DISCLOSURE OF ANY REPURCHASE OF COMPANY STOCK

There were no repurchases of Chadmoore common stock during the three months ended September 30, 2005.

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

                                 Date: February 3, 2006