Form 10KSB
period 2005-12-31
CHADMOORE WIRELESS GROUP INC
filed 2006-04-26
CIK 815755

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-KSB
                                   (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                         Commission File Number: 0-20999

                         CHADMOORE WIRELESS GROUP, INC.
                  Name of small business issuer in its charter

           COLORADO                                       84-1058165
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         7390 W. SAHARA AVENUE, SUITE 290, LAS VEGAS, NV       89117
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): $0

As of March 22, 2006, 47,736,006 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain exhibits filed with the Registrant's prior registration statements and period reports under the Securities Exchange Act of 1934 are incorporated herein by reference into Part IV of this report.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes [ ] No [X]

FORM 10-KSB
INDEX


ITEM 1.      DESCRIPTION OF BUSINESS                                          3

ITEM 2.      DESCRIPTION OF PROPERTIES                                        6

ITEM 3.      LEGAL PROCEEDINGS                                                7

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              8

ITEM 5.      MARKET FOR COMMON EQUITY,RELATED SHAREHOLDER MATTERS
             AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES         9

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS  OF THE STATUS OF
             LIQUIDATION                                                     10

ITEM 7.      FINANCIAL STATEMENTS                                            13

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURES                                       24

ITEM 8A.     CONTROLS AND PROCEDURES                                         24

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT               26

ITEM 10.     EXECUTIVE COMPENSATION                                          27

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED SHAREHOLDER MATTERS                      29

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  30

ITEM 13.     EXHIBITS                                                        21

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES                          32

SIGNATURES                                                                   33

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

On July 12, 2002, Chadmoore mailed its initial distribution of cash to its shareholders of record in the aggregate amount of $22.7 million, or about $.3323 per share. On February 28, 2003, a second distribution of cash to its shareholders of record was initiated in the aggregate amount of $4.3 million, or about $.061967 per share. On December 5, 2003, a third distribution of cash in the aggregate amount of $7.0 million, or about $.101464 per share, was mailed to shareholders of record. As of December 31, 2005, Chadmoore has distributed an aggregate of about $34 million, or $.4957 per equivalent share. Remaining net assets available for distribution to shareholders as of December 31, 2005, assuming assets are realized and liabilities are settled at their estimated amounts, are currently estimated to be about $6.3 million, or $.09 per equivalent share. Should Chadmoore not have to payout any of the settlement reserves, shareholders could expect to receive up to an additional $8.3 million, or $.12 per equivalent share. The actual nature, amount and timing of future distributions will be determined by the board of directors in its sole discretion, and will depend primarily upon a variety of factors, including, but not limited to, the resolution of those items included in the settlement reserve and actual costs incurred in carrying out the Plan.

Chadmoore's liquidation should be concluded on or before February 22, 2007, with a final liquidating distribution directly to the shareholders. Complete details regarding the Plan to liquidate and dissolve Chadmoore can be found in the Company's December 14, 2001 Proxy Statement filed with the Securities and Exchange Commission, and mailed to shareholders on December 15, 2001.

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

THE TOTAL VALUE OF THE DISTRIBUTIONS THAT HOLDERS OF CHADMOORE SECURITIES WILL RECEIVE IS SUBJECT TO MANY VARIABLES AND RISKS.

Holders of Chadmoore securities will receive cash after funds are reserved to pay Chadmoore's creditors. The amount available for distribution will depend on many variables, including the amounts realized on the sale of Chadmoore's remaining assets, the costs and expenses related to selling such assets, and the amounts of Chadmoore's actual and potential liabilities such as its tax liabilities or payments made in connection with any legal proceedings. All of these amounts may ultimately be different than Chadmoore's current estimates. If these estimates are incorrect, then the plan of liquidation may not yield liquidating distributions equal to or greater than the $.57 per equivalent share projected in the proxy statement filed with the SEC by Nextel under cover of Form S-4 on December 14, 2001. There can be no assurance that we will be successful in disposing of our remaining assets for values approximating those currently estimated by us or that related liquidating distributions will occur within the currently estimated timetable. As of December 31, 2005, Chadmoore has distributed an aggregate of about $34 million, or $.4957 per equivalent share. Remaining net assets available for distribution to shareholders as of December 31, 2005, assuming assets are realized and liabilities are settled at their estimated amounts, are currently estimated to be about $6.3 million, or $.09 per equivalent share. Should Chadmoore not have to payout any of the settlement reserves, shareholders could expect to receive up to an additional $8.3 million, or $.12 per equivalent share. The actual nature, amount and timing of future distributions will be determined by the board of directors in its sole discretion, and will depend primarily upon a variety of factors, including, but not limited to, the resolution of those items included in the settlement reserve and actual costs incurred in carrying out the Plan.

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

OUR OPERATIONS MAY BE ADVERSELY AFFECTED IF WE LOSE KEY PERSONNEL.

We depend on the experience and efforts of our management team, particularly our executive officers, Robert Moore and Stephen Radusch, to effect the plan of liquidation and to settle and resolve all claims against us. These executives have significant experience with respect to the Company's assets and operating history and any claims against it. The loss of any of their services could harm the execution of the Company's plan of liquidation.

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

ALL LIABILITIES MAY NOT BE SETTLED BY FEBRUARY 22, 2007, AND WE WILL NOT BE ABLE TO MAKE A FINAL DISTRIBUTION PAYMENT AT THAT TIME.

Some claims may be brought immediately prior to the filing date of the articles of dissolution, subject to the applicable statute of limitations, or some current claims may remain unsettled at February 22, 2007. In the event that this would occur, Chadmoore would be required to reduce its expected final distribution payment by an amount considered appropriate to settle the claims outstanding at the end of the liquidation period. Once those claims are settled, any remaining funds would then be distributed to securityholders.

EMPLOYEES

As of March 26, 2006, Chadmoore had two full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTIES

Chadmoore's corporate office is located at 7390 W. Sahara Avenue, Suite 290, Las Vegas, Nevada. Chadmoore co-leases office space at this address which consists of approximately 2,300 square feet at a monthly base rental of approximately $2,192 under a twelve month sublease, which started in March 2006. Management believes that the corporate office space will be sufficient to accommodate
Chadmoore's dissolution and liquidation and has no expectation of needing additional space before the end of the lease term or conclusion of its plan of liquidation.

As of December 31, 2005, Chadmoore had one remaining antenna site under lease in the United States. The term of this lease continues through May 2006.

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

On March 13, 2003, American Tower Corporation ("American Tower") submitted to Chadmoore a notice of default under several license agreements, which existed earlier between American Tower and Chadmoore. American Tower sought immediate payment of an outstanding balance of approximately $234,000. On March 19, 2003, Chadmoore formally responded to American Tower's notice, rejected its demand, and indicated that Chadmoore believes it has no legal duty to continue to make any payments to American Tower on the basis of the agreements. Subsequently, on May 23, 2003, American Tower filed suit in the Clark County Nevada District Court seeking redress for its claims of breach of contract, without specifying the damages sought. Chadmoore timely filed its answer on June 16, 2003 denying American Tower's claims. The parties have exchanged pre-trial documentation and witness lists for discovery purposes. Discovery is currently ongoing. A judge trial is set for August 2006. Currently, management cannot forecast the actual outcome of this litigation, nor can it provide a timetable for when this matter will be concluded.

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

Chadmoore is not aware of any other actual or threatened claims; however, it may also be subject to various legal proceedings and claims that may arise during liquidation. Chadmoore currently believes that any such proceedings and potential claims will not have a material adverse impact on Chadmoore's estimate of net assets in liquidation. Chadmoore has, however, included in its settlement reserve an accrual, at the higher end of the range of estimated loss, for these matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Chadmoore's common stock was listed on the NASD Over-the-Counter Electronic Bulletin Board (the "OTC Bulletin Board") from July 1995 to February 2002. Effective as of the date of the Company's dissolution on February 22, 2002, Chadmoore's common stock was delisted from the OTC Bulletin Board and no longer trades. As of March 26, 2006, there were 367 holders of record of Common Stock, including brokerage accounts. The former transfer agent and now liquidating agent for the common stock is Computershare Investor Services, Lakewood, Colorado 80228.

On July 12, 2002, Chadmoore made an initial liquidation distribution under the Plan. On February 28, 2003, a second distribution of cash to its shareholders of record was initiated, and on December 5, 2003, Chadmoore made a third distribution of cash to shareholders of record. A total of $33,968,716 or $.4957 per share has been distributed to date to shareholders of record. The actual amount and timing of future distributions cannot be predicted at this time. Chadmoore estimates that the remaining net assets available for distribution to shareholders as of December 31, 2005 are about $6.3 million, or $.09 per equivalent share. Should Chadmoore not have to pay out any of the settlement reserves, shareholders could expect to receive up to an additional $8.3 million, or $.12 per equivalent share. The liquidation payments should be concluded by February 22, 2007, or soon thereafter.

During 2005, Chadmoore had no issuances of unregistered securities. There have also been no repurchases of securities during the liquidation period.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE STATUS OF LIQUIDATION

The following is a discussion of the financial condition and results of operations of Chadmoore for the fiscal years ended December 31, 2005 and December 31, 2004, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report.

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

During the year ended December 31, 2005, Chadmoore recorded a change in estimate of $86,000 to compensation for liquidation personnel to reflect anticipated expenses for part-time administrative help through the completion of the liquidation process, an increase in the cost of medical insurance for the period January 1, 2005 through January 22, 2007 for Messrs. Moore and Radusch and an under-accrual in estimated compensation expense budgeted in fiscal year 2002. In addition, Chadmoore recorded a change in estimate of $134,000 during fiscal year 2005 to its estimated expenses for insurance, utilities and facility expenses to reflect anticipated expenses associated with the administration of funds held in escrow for settlement of the Goodman/Chan liabilities, as well as an overall increase in general operating expenses from the time they were budgeted in fiscal year 2002. An increase in the settlement reserve of $300,000 was recorded during the year ended December 31, 2005, to reflect potential costs associated with payment demands made by SBA Leasing under several license agreements that were in effect at the time of sale of assets to Nextel.

During the quarter ended September 30, 2005, Chadmoore discovered that operating and capital losses incurred during fiscal 2004 could be carried back to offset taxes paid on the gain on sale from 2002. Chadmoore further discovered that capital losses from fiscal 2003 could be carried back to recover taxes paid on the gain on sale from 2002. The effect of discovering the error was an increase in Net Assets in Liquidation of $1,290,000 and $1,032,000 for the years ended
December 31, 2004 and 2003, respectively, to provide for the income taxes receivable resulting from the filing of the carry back claims. On January 27, 2006, Chadmoore filed a Form 8-K stating that previously issued financial information for the years 2003 and 2004 and each of the four quarters of 2004 and the first two quarters of 2005 should be restated to reflect income taxes due to Chadmoore. Initially, it was determined that the amount of refund related to 2004 was $831,000 and the amount related to 2003 was $459,000. Subsequently, it was determined that the amount of the refund related to 2004 was $258,000, and the amount related to 2003 was $1,032,000. This change in allocation between the years had no effect on the total amount of the income tax refund, and the impact on the net assets of the Company from what had originally been reported in the Form 8-K. In addition, subsequent to filing Form 10-QSB for the quarter ended September 30, 2005, Chadmoore identified a clerical error that resulted in the Estimated future operating costs and settlement reserves during the liquidation period being overstated by $290,000 as of September 30, 2005 and 2004. Restated quarterly information for each of the years ended December 31, 2004 and 2003, and for each of the first three fiscal quarters in the years ended December 31, 2005 and 2004 have been included in Note 2 to the financial statements.

During the fourth quarter of fiscal year 2005, Chadmoore recorded an increase of $115,000 in its estimated expenses for legal, audit and other professional fees to reflect anticipated costs associated with preparation of final state tax returns and the withdrawal from each of the states that Chadmoore was operating in prior to the liquidation process, and unanticipated legal expenses associated with wrapping up the plan of liquidation.

Chadmoore recorded an increase of $264,000 in anticipated interest income during the year ended December 31, 2005 to reflect rising interest rates and a purchase of high-grade debt securities as a significant component of its investment portfolio. Chadmoore intends to hold the debt securities until their maturity due dates.

LIQUIDITY AND CAPITAL RESOURCES

Chadmoore's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values for such assets and to settle all claims on terms most favorable to Chadmoore. The liquidation of remaining assets is expected to be concluded prior to the fifth anniversary of the filing of the Certificate of Dissolution in Colorado by a final liquidating distribution directly to shareholders of record. The initial cash distribution under the Plan was made on July 12, 2002 in the aggregate amount of $22.7 million, or about $.3323 per share. On February 28, 2003, a second distribution of cash in the aggregate amount of $4.3 million, or $.061967 per share, was initiated. On December 5, 2003, a third distribution of cash in the aggregate amount of $7.0 million, or $.101464 per share was made to shareholders of record. As of December 31, 2005, Chadmoore had distributed an aggregate of about $34 million, or $.4957 per share. Remaining net assets available for distribution to shareholders as of December 31, 2005, assuming assets are realized and liabilities are settled at their estimated amounts, are currently estimated to be about $6.3 million, or $.09 per equivalent share. Should Chadmoore not have to payout any of the settlement reserves, shareholders could expect to receive up to an additional $8.3 million, or $.12 per equivalent share. The actual nature, amount and timing of future distributions will be determined by the board of directors in its sole discretion, and will depend primarily upon a variety of factors, including, but not limited to, the resolution of those items included in the settlement reserve and actual costs incurred in carrying out the Plan.

Chadmoore's liquidation should be concluded on or before February 22, 2007, with a final liquidating distribution directly to the shareholders. Complete details regarding the Plan to liquidate and dissolve Chadmoore can be found in the Company's December 14, 2001 Proxy Statement filed with the Securities and Exchange Commission, and mailed to shareholders on December 15, 2001.

ITEM 7.  FINANCIAL STATEMENTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CHADMOORE WIRELESS GROUP, INC.
Las Vegas, Nevada

We have audited the accompanying statements of net assets in liquidation of Chadmoore Wireless Group, Inc. as of December 31, 2005 and 2004, and the related statements of changes in net assets in liquidation for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1 to the financial statements, the stockholders of Chadmoore Wireless Group, Inc. approved a plan of liquidation on January 28, 2002, sold substantially all of its assets on February 8, 2002 and commenced an orderly liquidation shortly thereafter. As a result, the Company has reported its financial results on the liquidation basis of accounting.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Chadmoore Wireless Group, Inc. as of December 31, 2005 and 2004, and the changes in its net assets in liquidation for the years ended December 31, 2005 and 2004, in conformity with U. S. generally accepted accounting principles applied on the basis described in the preceding paragraph.

As described in Note 2 to the financial statements, the 2004 financial statements have been restated for an error in the determination of federal income tax refunds.

                           /s/ McGladrey & Pullen, LLP

Las Vegas
March 17, 2006

                         CHADMOORE WIRELESS GROUP, INC.
                     Statements of Net Assets in Liquidation
                        as of December 31, 2005 and 2004
                             (amounts in thousands)

                                                                                          December 31,
                                                                                    2005              2004
                                                                                                   (restated)
                                                                              ------------------------------------
    ESTIMATED VALUES OF ASSETS OF THE COMPANY


      Cash and cash equivalents                                                $        1,823     $       13,900

      Debt securities                                                                  11,537                 --
      Federal income taxes receivable                                                   1,290              1,290
      Other receivables, net                                                              819                801
      Other assets, net                                                                    98                146
      Estimated future interest income                                                    501                542
                                                                              -----------------  -----------------
                   Total estimated assets                                              16,068             16,679
                                                                              -----------------  -----------------

    ESTIMATED LIABILITIES OF THE COMPANY

      Notes payable                                                                       313                433
      Accounts payable and accrued liabilities                                            254                197
      Estimated future operating costs and settlement reserves during the
      liquidation period                                                                9,167              9,285
                                                                              -----------------  -----------------
                   Total estimated liabilities                                          9,734              9,915
                                                                              -----------------  -----------------

    NET ASSETS IN LIQUIDATION                                                  $        6,334     $        6,764
                                                                              =================  =================


















                 See accompanying notes to financial statements.

                         CHADMOORE WIRELESS GROUP, INC.
               Statements of Changes in Net Assets in Liquidation
           For the years ended December 31, 2005 and December 31, 2004
                             (amounts in thousands)

                                                                                          December 31,
                                                                                    2005              2004
                                                                                                   (restated)
                                                                              -------------------------------------
    Net assets in liquidation
      Beginning, as previously reported                                        $        5,474     $         6,092

      Income tax refund                                                                 1,290               1,032
                                                                              -----------------  ------------------

    Net assets in liquidation,
      Beginning, as restated                                                            6,764               7,124

      Net gain (loss) from operations during liquidation                                  (89)                 18

      Settlement of litigation at amount different from estimate                           --                  29

      Change in estimate of:
          Settlement reserves                                                            (300)                 --
          Estimated future interest income                                                264                 331
          Future operating costs during liquidation period                               (305)             (1,069)
          Other receivables, net                                                           --                  18
          Other assets, net                                                                --                 (53)
          Accounts payable and accrued expenses                                            --                 112
          Federal and state income taxes                                                   --                 258
          Value of assets held for sale                                                    --                  (4)
                                                                              -----------------  ------------------

    Net Assets in Liquidation                                                  $        6,334     $         6,764
                                                                              =================  ==================
















                 See accompanying notes to financial statements.

                         CHADMOORE WIRELESS GROUP, INC.
                          Notes to Financial Statements
                           December 31, 2005 and 2004


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

ESTIMATED VALUES OF ASSETS OF THE COMPANY

The estimated assets of Chadmoore that are set forth in the December 31, 2005 and 2004 "Statement of Net Assets in Liquidation" have been presented on the following basis:

     (a) Chadmoore classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase.

         Cash and cash equivalents are stated at fair value. Generally, cash balances held in financial institutions may be in excess of federally insured amounts.

     (b) Investment in debt securities include both held-to-maturity securities and available-for-sale securities. Securities with maturities prior to February 22, 2007are considered held-to-maturity securities and total $10,935,857 at December 31, 2005. They are carried at par value with an accrual in future estimated income for expected earnings to the total settlement amount. Management intends to hold these securities until their maturity due dates. These securities mature as follows:

                                                               December 31, 2005
                                                Par Value         Market Value

                Within one year               $  6,985,841        $  6,945,330
                One year to three years       $  3,950,016        $  3,928,760
                Over three years              $  0                $  0

         Those debt securities with maturities after February 22, 2007 are classified as available-for-sale securities and total $601,142 at December 31, 2005. Available-for-sale securities are carried at market value with any periodic unrealized gain or loss recorded as an adjustment in the Statement of Changes in Net Assets in Liquidation and an accrual for estimated income for expected earnings through February 22, 2007. These securities mature as follows:

                Within one year                         $  0
                One year to three years                 $  0
                Over three years                        $  601,142


     (c) Estimated future interest income was estimated by management based upon future expected cash flows. At December 31, 2005, the estimated future interest income represented about 7.9% of Chadmoore's estimated net assets in liquidation. The estimated future interest income of $501,000 on Chadmoore's cash holdings and investment in debt securities represents management's estimate of future interest earnings based on an average market rates of interest over the remaining liquidation period. Actual interest income will likely differ from management's current estimate.
     (d) Other  assets  represents  primarily  prepayments  on future  operating costs.
     (e) Other receivables, net, are carried at their expected collectible amounts and pertain, primarily, to funds held by Nextel to offset any potential liabilities that might occur from any unknown or unanticipated unpaid state taxes. Management is working with counsel to obtain tax certificates of good standing in about 12 remaining states in which Chadmoore operated. Though a somewhat lengthy and detailed process, management believes it will collect substantially all of the funds held by Nextel.
     (f) Federal income tax receivable is carried at the expected refund amount based on losses incurred for years 2003 and 2004 carried back and applied against the gain recorded in 2002 as a result of the sale of assets to Nextel.

ESTIMATED LIABILITIES OF THE COMPANY

The estimated liabilities of Chadmoore that are set forth in the December 31, 2005 and 2004 "Statement of Net Assets in Liquidation" have been presented on the following basis:

     (a) Notes payable represent non-interest bearing amounts owed in connection with license commissions, the purchase of assets and the purchase of licenses from licensees and are recorded at their estimated settlement amounts. Of the amounts owed, $200,000 pertains to contingent claims by persons whose licenses were cancelled pursuant to the Federal
         Communication Commission's final ruling in the Goodman/Chan proceedings. See Form 10-QSB for the Company, dated June 30, 2002, for detail disclosure of the Goodman/Chan proceedings. Chadmoore originally recorded notes payable of about $6.7 million for purchase of the

         Goodman/Chan licenses. That amount was reduced to $4.7 million through payments and settlement of outstanding balances prior to the initial liquidation accounting. A liquidation trust was established for the purpose of settling the remaining outstanding Goodman/Chan claims. The liquidation trust resolved the bulk of these contingent claims by distributing $1,039,000 to 546 license holders. Approximately 60 potential claimants, with estimated potential claims of $200,000, could not be found or did not respond to settlement letters mailed to them. Chadmoore has made every effort to locate these remaining potential claimants, including the hiring of a skip/trace firm. Management believes that Chadmoore's exposure will not exceed the $200,000 currently recorded as part of its liquidation plan.
     (b) Accounts payable and accrued liabilities include all amounts that remain unpaid for liquidation activities.
     (c) Chadmoore recorded amounts for estimated future operating costs during liquidation and for settlement reserves on January 29, 2002, when the Company adopted the liquidation basis of accounting. The table presented below summarizes the estimated amounts as of the date of adoption of the liquidation basis of accounting and the actual costs that have been incurred and paid during the period from January 29, 2002 through December 31, 2005.

         During the year ended December 31, 2005, Chadmoore recorded a change in estimate of $86,000 to compensation for liquidation personnel to reflect anticipated expenses for part-time administrative help through the completion of the liquidation process and an increase in the cost of medical insurance for the period January 1, 2005 through January 22, 2007 for Messrs. Moore and Radusch, and an under-accrual in estimated compensation expense budgeted in fiscal year 2002. In addition, Chadmoore recorded a change in estimate of $134,000 during fiscal year 2005 to its estimated expenses for insurance, utilities and facility expenses to reflect anticipated expenses associated with the administration of funds held in escrow for settlement of the Goodman/Chan liabilities, as well as an overall increase in general operating expenses from the time they were budgeted in fiscal year 2002. An increase in the settlement reserve of $300,000 was recorded during the year ended December 31, 2005, to reflect potential costs associated with payment demands made by SBA Leasing under several license agreements that were in effect at the time of sale of assets to Nextel.

         During the fourth quarter of fiscal year 2005, Chadmoore recorded an increase of $115,000 in its estimated expenses for legal, audit and other professional fees to reflect anticipated costs associated with preparation of final state tax returns and the withdrawal from each of the states that Chadmoore was operating in prior to the liquidation process, and unanticipated legal expenses associated with wrapping up the plan of liquidation.

                                            As of              Change in             Incurred             As of
                                        Jan. 29, 2002           Estimate             and Paid         Dec. 31, 2005
                                       ----------------     -----------------      --------------    -----------------
Compensation for
  liquidation personnel                 $       10,237       $         1,489        $    (11,319)     $           407
Insurance, utilities and
  facility expenses                                683                   432                (975)                 140
Legal, audit and other
  professional fees                              3,304                   486              (3,473)                 317
Settlement reserve                               9,653                    52              (1,402)               8,303
                                       ----------------     -----------------      --------------    -----------------
Total estimated future
  operating costs and
  settlement reserves                   $       23,877       $         2,459        $    (17,169)     $         9,167
                                       ================     =================      ==============    =================

         In view of the duration of the liquidation period to February 22, 2007, and provision in Colorado law that Chadmoore maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all known and unknown contingent claims, Chadmoore established a settlement reserve upon the adoption of liquidation basis accounting on January 29, 2002. The amount of the settlement reserve initially established was approximately $9.7 million and is approximately $8.3 million at December 31, 2005.

         The majority of this settlement reserve at December 31, 2005, $7.0 million, relates to contingencies involving the resolution of various federal, state and local taxation issues. Other matters covered by this settlement reserve include existing litigation and claims. This reserve has been established for matters for which there is insufficient information upon which management can reasonably estimate an actual settlement amount, or where the ultimate settlement amount will be based on future events which management cannot predict at this time. The outcome of these contingencies may involve litigation, the ultimate outcome of which cannot be determined at this time. Accordingly, management has provided the settlement reserve based upon its best estimate of the possible settlement amounts, including the professional and other costs involved, given an unfavorable outcome. Management believes the range of possible estimated settlements is from $0 to $8.3 million.

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


C.       USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the net realizability of assets and estimated costs to be incurred during the liquidation and disclosure of contingent assets and liabilities at December 31, 2005. Actual results could differ from those estimates.

NOTE 2 - RESTATEMENT

During the quarter ended September 30, 2005, Chadmoore discovered that operating and capital losses incurred during fiscal 2004 could be carried back to offset taxes paid on the gain on sale from 2002. Chadmoore further discovered that capital losses from fiscal 2003 could be carried back to recover taxes paid on the gain on sale from 2002.

In the table that follows, Chadmoore has restated its financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003, including each of the first two quarters of 2004 and 2005 for the item discussed above. The correction of the error resulted in an adjustment that increased Net Assets in Liquidation by $1,290,000 in fiscal 2004 and $1,032,000 in fiscal 2003. Net Assets in Liquidation increased by $1,119,000 and $1,269,000 for the first two quarters of fiscal 2004 and by $1,290,000 for each of the first two quarters of fiscal 2005.

Chadmoore originally reported the impact of the above discussed restatement in its Form 10-QSB for the third quarter of fiscal 2005 as it impacted the three and nine month periods ended September 30, 2004 and 2005. Subsequent to filing of that Form 10-QSB, a clerical error was identified that resulted in the Estimated future operating costs and settlement reserves during the liquidation period being overstated by $290,000 as of September 30, 2004 and 2005. In the table that follows, the restated quarterly information for the three and nine months ended September 30 2004 and 2005 reflects the correction of this clerical error.

The following table is a summary of the effect of the above described restatements on Chadmoore's Net Assets in Liquidation as of and for the year ended December 31, 2004 and 2003 and for the first three quarters of fiscal 2004 and 2005:

                                                                          Three        Six          Three        Nine
                                                             Three        Months       Months       Months       Months
                                                             Months       Ended        Ended        Ended        Ended
                                     Years Ended             Ended      ----------   ----------   ----------   ----------
                                     December 31,          March 31,           June 30,                September 30,
                               ------------------------  ------------   -----------------------   -----------------------
                                  2003          2004         2004                2004                      2004
                               ------------------------------------------------------------------------------------------
    Net assets in liquidation
      as previously reported    $  6,092       $ 5,474    $    5,722     $  5,401     $  5,401     $  6,464     $  6,464

      Change in beginning
            balance                   -          1,032         1,032        1,119        1,032          290          290

      Change in income taxes       1,032           258            87          150          237           -            -
                               ------------------------------------------------------------------------------------------
    Net assets in liquidation,
      as restated               $  7,124       $ 6,764    $    6,841     $  6,670     $  6,670     $  6,754     $  6,754
                               ==========================================================================================

                                               Three         Six          Three        Nine
                                 Three         Months        Months       Months       Months
                                 Months        Ended         Ended        Ended        Ended
                                 Ended       ----------   -----------   ----------  -----------
                               March 31,             June 30,                September 30,
                                  2005                 2005                      2005
                               ----------------------------------------------------------------
    Net assets in liquidation
      as previously reported    $  5,689      $  5,605     $  5,605      $  6,307    $  6,307

      Change in beginning
            balance                1,290         1,290        1,290           290         290

      Change in income taxes          -             -            -             -           -
                               ------------------------------------------------------------------
    Net assets in liquidation,
      as restated               $  6,979      $  6,895     $  6,895      $  6,597    $  6,597
                               ==================================================================

NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following:              December 31,
                                          --------------------------------------
                                                 2005               2004
                                          --------------------------------------

Note  payable  in  connection  with  the
asset purchases,  license  purchases and
license       commissions       payable,
non-interest  bearing,  due  $120,000 in
February  2005 and  $113,000 in February
2006.                                      $     113,000        $      233,000

Notes  payable  in  connection  with the
asset purchases,  license  purchases and
license    commissions,     non-interest
bearing and due on demand.                       492,000               492,000

Less  adjustment to expected  settlement
amounts                                         (292,000)             (292,000)
                                         -----------------     -----------------
Total long-term debt                      $      313,000        $      433,000
                                         =================     =================

Aggregate maturities based on the terms of the underlying debt instruments, net of unamortized discounts, are as follows:

         Year ended December 31,
                  2006                                $        313,000
                                                     ==================

In February 2004, Chadmoore purchased an annuity for $2.6 million in the name of a note holder liquidating a $2.7 million note payable.

Based on experience in settling prior notes payable for license purchases, Chadmoore has included an adjustment to the face amount of the notes to reflect the expected settlement amount of the remaining notes payable.

NOTE 3 - EQUIVALENT SHARES IN LIQUIDATION

Distributions of the net assets of Chadmoore are allocated on a per equivalent share basis that is derived from actual common shares outstanding, equivalent shares arising from the net exercise of warrants, and equivalent shares arising from the net exercise of stock options outstanding. All of the options were issued under a plan approved by Chadmoore stockholders. Equivalent shares indicated in the table below assume total liquidating distribution of $0.57 per share.

                                                                 Equivalent Shares from Stock Options
                                                 ---------------------------------------------------------------------
                                                                          Number Outstanding
   Common Shares          Equivalent Shares       Range of Exercise       at December 31,         Weighted Average
    Outstanding               Warrants                  Price                   2005               Exercise Price
--------------------     --------------------    --------------------    -------------------    ----------------------
    47,736,006               20,361,558              $0.18-$0.48              424,851                   $0.26

Included in the options outstanding at December 31, 2005, were 1,923,000 options with an exercise price greater than the expected total distribution of $0.57 per share.

NOTE 4 - RELATED PARTY TRANSACTIONS

On January 15, 2003, Chadmoore entered into a two-year sublease with a limited liability company owned by Robert W. Moore. The two-year sublease expired on January 14, 2005, and was renewed for a six-month period, with an option for an additional two six-month extensions. The lease was extended for an additional six-month term on July 14, 2005.

Under the terms of the sub-lease, Chadmoore continued to co-use with one other tenant approximately 2,290 total square feet of rentable floor area at a base rent of $1,545 per month, plus one half of utilities and other normal and ordinary expenses. Chadmoore paid $18,026 and $12,361 in 2005 and 2004, respectively, under the terms of the sublease agreements.

On March 1, 2006, Chadmoore entered into a one-year sublease with a limited liability company in which Robert W. Moore and Stephen K. Radusch are members. Under the terms of the sublease, Chadmoore will co-use with one other tenant approximately 2,300 total square feet of rentable floor area at a base rent of $2,152 per month plus one half of utilities and other normal and ordinary expenses. The one-year sublease expires February 28, 2007.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

A. LEGAL MATTERS

In late September, 2002, Chadmoore received a letter from Cindy Ashcroft, principal of Ashcroft ITV ("Ashcroft") seeking payment for licenses which Ashcroft purports were transferred to Chadmoore. Ashcroft requested, through its letter, a payment in excess of $4 million from Chadmoore for the subject licenses, or alternatively a further explanation from the Company as to why such a payment would not be forthcoming. Chadmoore has reviewed its files and Chadmoore management, along with outside counsel, has analyzed the matter at considerable length. Upon review of the evidence in the light most favorable to Ashcroft, Chadmoore believes that it could potentially be liable to Ashcroft for approximately $23,750 in license payments. On the other hand, the Company believes it has a valid counterclaim for approximately $89,000 against Ashcroft for interim management fees earned while the Company managed and operated Ashcroft's licensed facilities in order to keep them in compliance with FCC requirements. Chadmoore has not recorded, however, an asset on its books for the potential counterclaim against Ashcroft. In late 2001, the Company suggested to Ms. Ashcroft that a direct meeting between the parties take place as promptly as practicable to resolve this matter. At this time, management has received no reply from Ms. Ashcroft. While Chadmoore cannot forecast the ultimate outcome of this matter, based on management's review of the files and Ashcroft's request, as well as internal conferences and conferences with outside counsel regarding this matter, the

Company believes that the possibility that this matter will have a material adverse outcome beyond what is provided in the settlement reserve is remote.

On March 13, 2003, American Tower Corporation ("American Tower") submitted to Chadmoore a notice of default under several license agreements, which existed earlier between American Tower and Chadmoore. American Tower sought immediate payment of an outstanding balance of approximately $234,000. On March 19, 2003, Chadmoore formally responded to American Tower's notice, rejected its demand, and indicated that Chadmoore believes it has no legal duty to continue to make any payments to American Tower on the basis of the agreements. Subsequently, on May 23, 2003, American Tower filed suit in the Clark County Nevada District Court seeking redress for its claims of breach of contract, without specifying the damages sought. Chadmoore timely filed its answer on June 16, 2003 denying American Tower's claims. The parties have exchanged pre-trial documentation and witness lists for discovery purposes. Discovery is currently ongoing. A judge trial is set for the August 2006. Currently, management cannot forecast the actual outcome of this litigation, nor can it provide a timetable for when this matter will be concluded.

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

Chadmoore may also be subject to various legal proceedings and claims that may arise during liquidation. Chadmoore currently believes that any such proceedings and potential claims will not have a material adverse impact on Chadmoore's estimate of net assets in liquidation. Chadmoore has, however, included in its settlement reserve an accrual, at the higher end of the range of estimated loss, for these matters.


B. LEASE COMMITMENTS

Future minimum payments associated with the leases for office space and antenna sites, including renewal options, are as follows:

         Year ended December 31,
                  2006                                $         31,686
                  2007                                          4,384
                                                     ------------------
                                                      $         36,070
                                                     ==================

Under the liquidation method of accounting, all future minimum payments have been included in estimated future operating costs. Total rent paid and charged against estimated future operating costs amounted to about $28,700 and $25,800 for the years ended December 31, 2005 and 2004, respectively.

C. EMPLOYMENT ARRANGEMENTS

During the first year after the filing date of the articles of dissolution, Messrs. Moore and Radusch received their same compensation as executive officers of Chadmoore. The initial employment agreements for Messrs. Moore and Radusch contemplated that most of their duties for Chadmoore would be fulfilled on or before February 2003. The resolution of Chadmoore's outstanding liabilities and the sale of partnership assets has taken longer than anticipated. Additionally, Chadmoore remains subject to the reporting requirements of the Securities Exchange Act of 1934. Accordingly, the board of directors determined that the above employees' services would be needed for longer than the initial employment agreements contemplated, as Chadmoore does not expect to apply for relief from the 1934 Act reporting requirements.

The employment agreements for Messrs. Moore and Radusch contemplate that each will continue as an executive officer of Chadmoore and continue to receive 75% of his annual salary until February 22, 2007.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None


ITEM 8A. CONTROLS AND PROCEDURES

The Liquidation Plan approved by the shareholders contemplated very limited staff to oversee the accounting function of the Company in order to minimize the costs of liquidation where Chadmoore had only limited ongoing business operations. The primary purpose of the Liquidation Plan was resolution of final liabilities, asset preservation and maximization of the final distribution to shareholders. During the year ended December 31, 2005, management became aware of a material weakness in the Company's disclosure controls over financial reporting that was primarily a result of having only one member on Chadmoore's accounting staff. As a result of limited internal accounting staff, there are limited opportunities for review related controls over financial reporting.

During 2005, Chadmoore restated certain financial information for errors in reporting income taxes which resulted from this weakness in the Company's disclosure controls over financial reporting. Historically, management has engaged outside experts specializing in the determination of and accounting for federal and state income taxes and management has relied on these specialists to report the resulting taxes to be paid, refunded or accrued to management for financial reporting purposes. However, management did not always independently verify the information reported by these outside experts. Corrective action regarding this material weakness will not be required as for periods subsequent to December 31, 2004, the Company no longer has the ability to carry back taxable operating losses to obtain refunds for previously paid federal and state income taxes. Additionally, the Company believes that any earnings from investments will be substantially offset by operating costs through the end of the liquidation period minimizing any potential tax liability during this period.

Chadmoore, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of Chadmoore's disclosure controls and procedures as of December 31, 2005 (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that Chadmoore's disclosure controls and procedures were effective going forward for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that it files under the Exchange Act.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS. The following table sets forth as of March 22, 2005 the names and ages of all directors and executive officers of the company, indicating all positions and offices with the registrant held by each such person and the period during which he or she has served as a director or executive officer:

                                                                            PERIOD OF SERVICE AS
NAME                        AGE               POSITION                      DIRECTOR OR EXECUTIVE OFFICER
--------------------------  ----------------  ----------------------------  ----------------------------------------
Robert W. Moore             48                President, CEO and Director   02/95 to Present

Stephen K. Radusch          53                Chief Financial Officer       01/00 to Present
                                              Treasurer                     03/00 to Present

Gary L. Stanford            67                Director                      05/98 to Present

Gil Labrucherie             34                Director                      12/02 to Present


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

GIL LABRUCHERIE has been a Director since December 2002. From October 2005 to present, Mr. Labrucherie has served as the Vice President, Corporate Legal at Nektar Therapeutics (Nasdaq: NKTR), a biopharmaceutical company. From September 2000 to September 2005, Mr. Labrucherie served as the Vice President of Corporate Development at E2open LLC, an enterprise application software company.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received for services rendered to the Company during the years ended December 31, 2003, 2004 and 2005 by the Chief Executive Officer of the Company and all other executive officers of the Company whose total salary and bonus for the 2004 fiscal year exceeded $100,000 (collectively, the "Named Executive Officers"):


                           SUMMARY COMPENSATION TABLE
                                                                                           LONG TERM
                                                    ANNUAL COMPENSATION                   COMPENSATION
                                             -------------------------------------     ------------------
NAME                              YEAR         SALARY       BONUS        OTHER
AND                               ENDED                                                    SECURITIES
PRINCIPAL                       DECEMBER                                                   UNDERLYING
POSITION                           31           ($)          ($)          ($)               OPTIONS
-------------------------------------------- ----------- ------------ ------------     ------------------
Robert W. Moore                   2005         175,000         -            -                   -
President, Chief Executive        2004         182,171         -            -                   -
Officer and Director              2003         242,918         -         344,601  (1)           -

Stephen K. Radusch                2005         140,000         -            -                   -
Chief Financial Officer and       2004         143,695         -            -                   -
Treasurer                         2003         175,000         -         301,303  (1)           -


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

STAY-PUT CASH INCENTIVE PAYMENTS

During the first year after the filing date of the articles of dissolution, Messrs. Moore and Radusch received their same compensation as executive officers of Chadmoore. The initial employment agreements for Messrs. Moore and Radusch contemplated that most of their duties for Chadmoore would be fulfilled on or before February 2003. The resolution of Chadmoore's outstanding liabilities and the sale of partnership assets has taken longer than anticipated. Additionally, Chadmoore remains subject to the reporting requirements of the Securities Exchange Act of 1934. Accordingly, the board of directors determined that the above employees' services would be needed for longer than the initial employment agreements contemplated, as Chadmoore does not expect to apply for relief from the 1934 Act reporting requirements.

The employment agreements for Messrs. Moore and Radusch contemplate that each will continue as an executive officer of Chadmoore and continue to receive 75% of his annual salary until February 22, 2007, unless the agreement is earlier terminated by either party.

OPTION GRANTS IN LAST FISCAL YEAR.

No options were granted to any executive officer in the fiscal year 2005 or 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 22, 2006, certain information regarding the beneficial ownership of shares of common stock held by (i) the Chief Executive Officer and each of the other executive officers listed on the Summary Corporation Table, (ii) each shareholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (iii) each director of the Company, and (iv) all directors and executive officers of the Company as a group.

          NAME AND ADDRESS OF                           AMOUNT AND NATURE OF                 PERCENTAGE
          BENEFICIAL OWNER(1)                         BENEFICIAL OWNERSHIP (2)         BENEFICIALLY OWNED(3)
-----------------------------------------       ----------------------------------------------------------------
Robert W. Moore                                                       3,024,266  (4)                       6.4%
Stephen K. Radusch                                                      500,000  (5)                       1.0%
Gil Labrucherie                                                              --                               *

Gary L. Stanford                                                        177,000  (6)                          *

Recovery Equity Investors II, L.P.
   2505 Anthem Village Drive
   Suite E-622
   Henderson, NV 89052                                               27,966,552  (7)                      41.9%
All directors and executive
   officers as a group (4 persons)                                    3,701,266  (8)                       7.4%
-------------------
*    Less than 1%

(1) The persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.
(2) A person is deemed to be the beneficial owner of a security if such person, directly or indirectly, has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnotes the named person has sole voting and investing power with respect to shares beneficially owned.
(3) Calculated on the basis of 47,736,006 shares of Common Stock outstanding as of March 22, 2006, except that shares of Common Stock underlying options or warrants exercisable within 60 days of March 22, 2006 are deemed outstanding for purposes of calculating the beneficial ownership of Common Stock of the holders of such options and warrants.
(4) Includes 1,600,000 shares of the Company's Common Stock subject to options exercisable within 60 days following March 22, 2006.
(5) Comprised of 500,000 shares of the Company's Common Stock subject to options exercisable within 60 days following March 22, 2006.
(6) Comprised of 177,000 shares of the Company's Common Stock subject to options exercisable within 60 days following March 22, 2006.
(7) Comprised of (i) 8,854,662 shares of Common Stock owned by REI; and (ii) 19,111,890 shares of Common Stock subject to warrants exercisable within 60 days following March 22, 2006. Joseph J. Finn-Egan and Jeffrey A. Lipkin, who are the Managing General Partners of REI, each have sole voting and investment control of the securities of the Company held by REI. Each of them disclaims beneficial ownership of all securities of the Company held by REI except to the extent of their pecuniary interests.
(8) Includes 2,277,000 shares of the Company's Common Stock subject to options and warrants exercisable within 60 days following March 22, 2006.

EQUIVALENT SHARES IN LIQUIDATION

Distributions of the net assets of Chadmoore are allocated on a per equivalent share basis that is derived from actual common shares outstanding, equivalent shares arising from the net exercise of warrants, and equivalent shares arising from the net exercise of stock options outstanding. All of the options were issued under a plan approved by Chadmoore stockholders. Equivalent shares indicated in the table below assume total liquidating distribution of $0.57 per share.

                                                                 Equivalent Shares from Stock Options
                                                 ---------------------------------------------------------------------
                                                                          Number Outstanding
   Common Shares          Equivalent Shares       Range of Exercise       at December 31,         Weighted Average
    Outstanding               Warrants                  Price                   2005               Exercise Price
--------------------     --------------------    --------------------    -------------------    ----------------------
    47,736,006               20,361,558              $0.18-$0.48              424,851                   $0.26

Included in the options outstanding at December 31, 2005, were 1,923,000 options with an exercise price greater than the expected total distribution of $0.57 per share.

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

Under the terms of the sub-lease, Chadmoore continued to co-use with one other tenant approximately 2,290 total square feet of rentable floor area at a base rent of $1,545 per month, plus one half of utilities and other normal and ordinary expenses. Chadmoore paid $18,026 and $12,361 in 2005 and 2004, respectively, under the terms of the sublease agreements.

On March 1, 2006, Chadmoore entered into a one-year sublease with a limited liability company in which Robert W. Moore and Stephen K. Radusch are members. Under the terms of the sublease, Chadmoore will co-use with one other tenant approximately 2,300 total square feet of rentable floor area at a base rent of $2,152 per month plus one half of utilities and other normal and ordinary expenses. The one-year sublease expires February 28, 2007.

ITEM 13. EXHIBITS

         The following Exhibits are either filed herewith or are incorporated by reference as may be indicated.]

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

4.1 Form of Warrant Certificate (Incorporated by reference to Exhibit 4.1 to Chadmoore's Form 10-KSB for the year ended December 31, 1995)

4.2 Registration Rights Agreement (Incorporated by reference to Exhibit 4.2 to Chadmoore's Form 10-KSB for the year ended December 31, 1995)

4.3 Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock of Chadmoore (Incorporated by reference to
         Exhibit 4.3 to Chadmoore's  Form 10-KSB for the year ended December 31,
         1995)

10.26    Amended and Restated Employment  Agreement between Chadmoore and Robert
         W. Moore effective July 1, 2000  (Incorporated  by reference to Exhibit
         10.26 to Chadmoore's Form 10-KSB for the year ended December 31, 2002)

10.29    Amended and Restated Employment Agreement between Chadmoore and Stephen
         K. Radusch effective July 1, 2000 (Incorporated by reference to Exhibit
         10.29 to Chadmoore's Form 10-KSB for the year ended December 31, 2002)

10.30 Agreement and Plan of Reorganization by and among Chadmoore, Nextel Communications, Inc. and Nextel finance company dated August 21, 2000. (Incorporated by reference to Exhibit 10.30 to Chadmoore's Form 10-KSB for the year ended December 31, 2002)

10.31    First  Amendment to the  Agreement  and Plan of  Reorganization  by and
         among Nextel Communications, Inc., Nextel Finance Company, and Chadmoore Wireless Group, Inc. dated August 31, 2000 (Incorporated by reference to Exhibit 10.31 to Chadmoore's Form 10-KSB for the year ended December 31, 2002)

10.36 REI Side Letter (Incorporated by reference to Exhibit 10.36 to Chadmoore's Form 10-KSB for the year ended December 31, 2002)

10.37 Form of Stay Put Bonus and Employment Agreement. (Incorporated by reference to Exhibit 10.37 to Chadmoore's Form 10-KSB for the year ended December 31, 2002)

31.1     Certifications  pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
         2002.

32.1     Certifications  pursuant  to Section 906 of the  Sarbanes-Oxley  Act of
         2002.



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The  aggregate  fees  McGladrey  &  Pullen,  LLP  ("McGladrey")  billed  us  for professional services for the audit of our annual financial statements and review of financial statements included in our reports on Form 10-QSB are services normally provided by McGladrey in connection with filings or engagements were $103,256 for the year ended December 31, 2005 and $57,259 for the year ended December 31, 2004.

AUDIT-RELATED FEES

McGladrey did not bill us any fees for fiscal years 2005 and 2004 for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

TAX FEES

The aggregate fees KPMG,LLP billed us in fiscal years 2005 and 2004 for compliance, tax advice, or tax planning were $30,000 for the year ended December 31, 2005 and $72,150 for the year ended December 31, 2004. McGladrey did not bill us any fees for fiscal years 2005 and 2004 for compliance, tax advice, or tax planning.

ALL OTHER FEES

McGladrey did not bill us for any other fees, products and services in the years ended December 31, 2005 and 2004 , other than the services reported above .

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

                                Date: April 18, 2006

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

/s/ ROBERT W. MOORE                                         Date: April 18, 2006
-------------------------------------------
Robert W. Moore, President,
Chief Executive Officer and Director

/s/ STEPHEN K. RADUSCH                                      Date: April 18, 2006
-------------------------------------------
Stephen K. Radusch
Chief Financial and Accounting Officer

/s/ GARY L. STANFORD                                        Date: April 18, 2006
-------------------------------------------
Gary L. Stanford
Director

/s/ GIL LABRUCHERIE                                         Date: April 18, 2006
-------------------------------------------
Gil Labrucherie
Director