Form 10QSB
period 2006-03-31
CHADMOORE WIRELESS GROUP INC
filed 2006-05-12
CIK 815755

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

            7390 W. SAHARA AVENUE, SUITE 290, LAS VEGAS, NEVADA 89117
                    (Address of principal executive offices)

                                 (702) 740-5633
                           (Issuer's telephone number)

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

AS OF APRIL 30, 2006 ISSUER HAD 47,736,006 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [ ] No [X]
================================================================================

                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE

ITEM 1.  FINANCIAL STATEMENTS

         Statements of Net Assets in Liquidation as of March
         31, 2006 and December 31, 2005                                       3

         Statements of Changes in Net Assets in Liquidation
         for the Three Months Ended March 31, 2006 and 2005                   4

         Condensed Notes to Unaudited Interim Financial
         Statements                                                         5-10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND PLAN OF LIQUIDATION                                 11-12

ITEM 3.  CONTROLS AND PROCEDURES                                             12

PART II - OTHER INFORMATION                                                  14

ITEM 1.  LEGAL PROCEEDINGS                                                   14

ITEM 2C.  DISCLOSURE OF ANY REPURCHASE OF COMPANY STOCK                      15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     15

SIGNATURES                                                                   16

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                     Statements of Net Assets in Liquidation
                   as of March 31, 2006 and December 31, 2005
                             (amounts in thousands)



                                                                       Mar. 31,
                                                                         2006             Dec. 31,
                                                                     (unaudited)            2005
                                                                  -----------------   -----------------
    ESTIMATED VALUES OF ASSETS OF THE COMPANY

      Cash and cash equivalents                                    $         1,699     $         1,823
      Investment in debt securities                                         11,537              11,537
      Other receivables, net                                                   822                 819
      Federal income tax receivable
                                                                             1,290               1,290
      Other assets                                                              61                  98
      Estimated future interest income                                         509                 501
                                                                  -----------------   -----------------
                   Total estimated assets                                   15,918              16,068
                                                                  -----------------   -----------------

    ESTIMATED LIABILITIES OF THE COMPANY

      Notes payable                                                            200                 313
      Accounts payable and accrued liabilities                                 299                 254
      Estimated future operating costs and settlement reserves
        during the liquidation period                                        8,928               9,167
                                                                  -----------------   -----------------
                   Total estimated liabilities                               9,427               9,734
                                                                  -----------------   -----------------

    NET ASSETS IN LIQUIDATION                                      $         6,491     $         6,334
                                                                  =================   =================

















                  See accompanying condensed notes to unaudited
                          interim financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
          Unaudited Statements of Changes in Net Assets in Liquidation
               For the Three Months Ended March 31, 2006 and 2005
                             (amounts in thousands)


                                                          For the three months
                                                                 ended
                                                        March 31,       March 31,
                                                          2006             2005
                                                                        (restated)
                                                     --------------   --------------
Net assets in liquidation as previously reported      $      6,334     $      5,474
Change in income taxes                                                        1,290
                                                     --------------   --------------
Net assets in liquidation as restated                        6,334            6,764

Net gain (loss) from operations during
  liquidation                                                  (32)             (12)

Change in estimate of:
   Future interest income                                      189              264
   Future operating costs during
     liquidation period                                         --              (37)
                                                     --------------   --------------

Net Assets in Liquidation                             $      6,491     $      6,979
                                                     ==============   ==============

























                  See accompanying condensed notes to unaudited
                          interim financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
            Condensed Notes to Unaudited Interim Financial Statements
                                 March 31, 2006


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

The accompanying financial statements, notes and discussions should be read in conjunction with the consolidated financial statements, related notes and discussions contained in Chadmoore's annual report on Form 10-KSB for the year ended December 31, 2005.

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

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make certain estimates and assumptions that affect the net realizability of assets and estimated costs to be incurred during the liquidation period and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates are imprecise and subject to change, among other things, the estimates may be based on assumption about future conditions, transactions, or events whose outcome is uncertain. It is likely, therefore, that the actual outcome and settlement of assets and liabilities through completion of the Plan will differ from management's initial estimates, and those differences may be significant.


ESTIMATED VALUES OF ASSETS OF THE COMPANY

The estimated assets of Chadmoore that are set forth in the March 31, 2006 "Statements of Net Assets in Liquidation" have been presented on the following basis:

     (a) Chadmoore classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments, with maturities of three months or less at time of purchase. Cash and cash equivalents are stated at fair value. Generally, cash balances held in financial institutions may be in excess of federally insured amounts.
     (b) Investment in debt securities include both held-to-maturity securities and available-for-sale securities. Securities with maturities prior to February 22, 2007 are considered held-to-maturity securities and total $10,935,857 at March 31, 2006. They are carried at par value with an accrual in future estimated income for expected earnings to the total settlement amount. Management intends to hold these securities until their maturity due dates. These securities mature as follows:

                                                                 March 31, 2006
                                           Par Value             Market Value
             ---------------------------- --------------------------------------
             Within one year              $10,935,857            $10,894,555
             ---------------------------- --------------------------------------


         Those debt securities with maturities after February 22, 2007 are classified as available-for-sale securities and total $601,142 at March 31, 2006. Available-for-
         sale securities are carried at market value with any periodic unrealized gain or loss recorded as an adjustment in the Statement of Changes in Net Assets in Liquidation and an accrual for estimated income for expected earnings through February 22, 2007. These securities mature as follows:

             -------------------------------------- ----------------------------
             Within one year                        $0
             -------------------------------------- ----------------------------
             One year to three years                $0
             -------------------------------------- ----------------------------
             Over three years                       $601,142
             -------------------------------------- ----------------------------

     (c) Estimated future interest income is reviewed quarterly by management based upon future expected cash flows. As a result of the review at March 31, 2006, estimated future interest income was increased by $189,000 to reflect recent increases in the average market interest rates and an anticipated increase in available cash as a result of the federal income tax receivable. At March 31, 2006, the estimated future interest income represented about 7.9% of Chadmoore's estimated net assets in liquidation. The estimated future interest income of $509,000 on Chadmoore's cash holdings and investment in debt securities represents management's estimate of future interest earnings based on an average market rates of interest over the remaining liquidation period. Actual interest income will likely differ from management's current estimate.
     (d) Other assets represent primarily prepayments of future operating costs.
     (e) Other receivables, net, are carried at their expected collectible amounts and pertain, primarily, to funds held by Nextel to offset any potential liabilities that might occur from any unknown or unanticipated, unpaid state taxes. Management is working with counsel to obtain tax certificates of good standing in about 12 remaining states in which Chadmoore operated. Though a somewhat lengthy and detailed process, management believes it will collect substantially all of the funds held by Nextel.
     (f) Federal income tax receivable is carried at the expected refund amount based on losses incurred for years 2003 and 2004 carried back and applied against the gain recorded in 2002 as a result of the sale of assets to Nextel.


ESTIMATED LIABILITIES OF THE COMPANY

The estimated liabilities of Chadmoore that are set forth in the March 31, 2006 "Statement of Net Assets in Liquidation" have been presented on the following basis:

     (a) Notes payable represent non-interest bearing amounts owed in connection with the purchase of licenses from licensees and are recorded at their estimated settlement amounts. The amounts owed, $200,000, pertain to contingent claims by persons whose licenses were cancelled pursuant to the Federal Communication Commission's final ruling in the Goodman/Chan proceedings. (See Form 10-QSB for the Company, dated June 30, 2002, for detail disclosure of the Goodman/Chan proceedings.) Chadmoore originally recorded notes payable of about $6.7 million for purchase of the Goodman/Chan licenses. That amount was reduced to $4.7 million through payments and settlement of outstanding balances prior to the initial liquidation accounting. A liquidation trust was established for the purpose of settling the remaining outstanding Goodman/Chan claims. The liquidation trust resolved the bulk of these contingent claims by distributing $1,039,000 to 546 license holders. Approximately 60 potential claimants, with estimated potential claims of $200,000, could not be found or did not respond to settlement letters mailed to them. Chadmoore has made every effort to locate these remaining potential claimants, including the hiring of a skip/trace firm. Management believes that Chadmoore's exposure will not exceed the $200,000 currently recorded as part of its liquidation plan. The liquidation trust was dissolved during the quarter ended March 31, 2006, and the remaining balance in the trust account of $932,659 was returned to Chadmoore.
     (b) Accounts payable and accrued liabilities include all amounts that remain unpaid for liquidation activities.
     (c) Chadmoore recorded amounts for estimated future operating costs during liquidation and for settlement reserves on January 29, 2002, when the Company adopted the liquidation basis of accounting. The table presented below summarizes the estimated amounts as of December 31, 2005, changes in estimates, and the actual costs that have been incurred and paid during the period from January 1, 2006 through March 31, 2006.

                                                        Change in
                                     As of           estimates during       Incurred           As of
                                 Dec. 31, 2005           period             and paid       Mar. 31, 2006
                                ----------------     ----------------     -------------    --------------
           Compensation for
      liquidation personnel      $          407       $           --       $       (90)      $       317

   Insurance, utilities and
          facility expenses                 140                   --               (33)              107

     Legal, audit and other
          professional fees                 317                   --              (116)              201

         Settlement reserve               8,303                   --                --             8,303
                                ----------------     ----------------     -------------    --------------
     Total estimated future
        operating costs and
        settlement reserves      $        9,167       $           --       $      (239)     $      8,928
                                ================     ================     =============    ==============

         In view of the expected duration of the liquidation period until February 22, 2007, and the provision in Colorado law that Chadmoore maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all known and unknown contingent claims, Chadmoore established a settlement reserve upon the adoption of liquidation basis accounting on January 29, 2002. The amount of the settlement reserve is $8.3 million at March 31, 2006.

         The majority of this settlement reserve at March 31, 2006, $7.0 million, relates to contingencies involving the resolution of various federal taxation issues. Other matters covered by this reserve include existing litigation and claims, and settlement of existing liabilities. This reserve has been established for matters for which there is insufficient information upon which management can reasonably estimate a settlement amount, or where the ultimate settlement amount will be based on future events which management cannot reasonably predict at this time. The outcome of these contingencies may involve litigation, the ultimate outcome of which cannot be determined at this time. Accordingly, management believes the range of possible estimated settlements is from $0 to $8.3 million.

         As a result of the uncertainty regarding the estimates associated with the settlement reserve, it is likely that the actual outcome of the resolution of these contingencies will differ from management's estimates at this time, and those differences may be significant. In addition, since the resolution of these matters will inevitably involve procedural, and probably judicial proceedings, it is likely that the resolution of the majority of these contingencies will not occur in the near term. As more information becomes available to management, and as future resolution of events regarding these contingencies occur, management will adjust the settlement reserve appropriately, if needed. See Note 4 - Commitments and Contingencies for further discussion.

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

NOTE 3 - RESTATEMENT

During the quarter ended September 30, 2005, Chadmoore discovered that operating and capital losses incurred during fiscal 2004 could be carried back to offset taxes paid on the gain on sale from 2002. Chadmoore further discovered that capital losses from fiscal 2003 could be carried back to recover taxes paid on the gain on sale from 2002. Chadmoore has restated its financial statements as of March 31, 2005 and for the period ended March 31, 2005 for the items discussed above. The correction of the error resulted in an adjustment that increased Net Assets in Liquidation by $1,290,000.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

On March 13, 2003, American Tower Corporation ("American Tower") submitted to Chadmoore a notice of default under several license agreements, which existed earlier between American Tower and Chadmoore. American Tower sought immediate payment of an outstanding balance of approximately $234,000. On March 19, 2003, Chadmoore formally responded to American Tower's notice, rejected its demand, and indicated that Chadmoore believes it has no legal duty to continue to make any payments to American Tower on the basis of the agreements. Subsequently, on May 23, 2003, American Tower filed suit in the Clark County Nevada District Court seeking redress for its claims of breach of contract, without specifying the damages sought. Chadmoore timely filed its answer on June 16, 2003 denying American Tower's claims. The parties have exchanged pre-trial documentation and witness lists for discovery purposes. Discovery is currently ongoing. A bench trial is set for the August 2006. Currently, management cannot forecast the actual outcome of this litigation, nor can it provide a timetable for when this matter will be concluded.

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


NOTE 5 - RELATED PARTY TRANSACTIONS

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

The valuation of assets and liabilities requires many estimates and assumptions by management and actual values may vary greatly from estimates. The majority of Chadmoore's assets have been liquidated and the amounts and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the ultimate settlement amounts of Chadmoore's liabilities and obligations, actual cost incurred in connection with carrying out the Plan including administrative costs during the liquidation period, and the time frame it takes to complete the liquidation. During the first quarter of 2006, Chadmoore recorded a increase in the estimated value of future interest income of $189,000 to reflect rising interest rates and an anticipated increase in available cash as a result of the federal income tax receivable.

LIQUIDITY AND CAPITAL RESOURCES

Chadmoore's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values for such assets and to settle all claims on terms most favorable to Chadmoore. The liquidation of remaining assets is expected to be concluded prior to the fifth anniversary of the filing of the Certificate of Dissolution in Colorado by a final liquidating distribution directly to shareholders of record. The initial cash distribution under the Plan was made on July 12, 2002 in the aggregate amount of $22.7 million, or about $.3323 per share. On February 28, 2003, a second distribution of cash in the aggregate amount of $4.3 million, or $.061967 per share, was initiated. On December 5, 2003, a third distribution of cash in the aggregate amount of $7.0 million, or $.101464 per share was made to shareholders of record. As of March 31, 2006, Chadmoore had distributed an aggregate of about $34 million, or $.4957 per share. Remaining net assets available for distribution to shareholders as of March 31, 2006, assuming assets are realized and liabilities are settled at their estimated amounts, are currently estimated to be about $6.3 million, or $.09 per equivalent share. Should Chadmoore not have to payout any of the settlement reserves, shareholders could expect to receive up to an additional $8.3 million, or $.12 per equivalent share. The actual nature, amount and timing of future distributions will be determined by the board of directors in its sole discretion, and will depend primarily upon a variety of factors, including, but not limited to, the resolution of those items included in the settlement reserve and actual costs incurred in carrying out the Plan.

Chadmoore's liquidation should be concluded on or before February 22, 2007, with a final liquidating distribution directly to the shareholders. Complete details regarding the Plan to liquidate and dissolve Chadmoore can be found in the Company's December 14, 2001 Proxy Statement filed with the Securities and Exchange Commission, and mailed to shareholders on December 15, 2001.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.


The Liquidation Plan approved by the shareholders contemplated very limited staff to oversee the accounting function of the Company in order to minimize the costs of liquidation where Chadmoore had only limited ongoing business operations. The primary purpose of the Liquidation Plan was resolution of final liabilities, asset preservation and maximization of the final distribution to shareholders. During the year ended December 31, 2005, management became aware of a material weakness in the Company's disclosure controls over financial reporting that was primarily a result of having only one member on Chadmoore's accounting staff. As a result of limited internal accounting staff, there are limited opportunities to review related controls over financial reporting.

Chadmoore, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of Chadmoore's disclosure controls and procedures as of March 31, 2006 (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that Chadmoore's disclosure controls and procedures were effective going forward for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that it files under the Exchange Act.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

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

On March 13, 2003, American Tower Corporation ("American Tower") submitted to Chadmoore a notice of default under several license agreements, which existed earlier between American Tower and Chadmoore. American Tower sought immediate payment of an outstanding balance of approximately $234,000. On March 19, 2003, Chadmoore formally responded to American Tower's notice, rejected its demand, and indicated that Chadmoore believes it has no legal duty to continue to make any payments to American Tower on the basis of the agreements. Subsequently, on May 23, 2003, American Tower filed suit in the Clark County Nevada District Court seeking redress for its claims of breach of contract, without specifying the damages sought. Chadmoore timely filed its answer on June 16, 2003 denying American Tower's claims. The parties have exchanged pre-trial documentation and witness lists for discovery purposes. Discovery is currently ongoing. A bench trial is set for the August 2006. Currently, management cannot forecast the actual outcome of this litigation, nor can it provide a timetable for when this matter will be concluded.

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

ITEM 2C. DISCLOSURE OF ANY REPURCHASE OF COMPANY STOCK

There were no repurchases of Chadmoore common stock during the three months ended March 31, 2006.


ITEM 6. EXHIBITS

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

                                Date: May 12, 2006