Form 10QSB
period 2006-06-30
CHADMOORE WIRELESS GROUP INC
filed 2006-08-14
CIK 815755

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

1)                       FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 2006

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                         Commission File Number: 0-20999

                         CHADMOORE WIRELESS GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

          COLORADO                                              84-1058165
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

AS OF JULY 31, 2006 ISSUER HAD 47,736,006 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [ ] No [X]
================================================================================

                                      INDEX

PART I - FINANCIAL INFORMATION                                             PAGE

ITEM 1.  FINANCIAL STATEMENTS

         Statements of Net Assets in Liquidation as of June 30, 2006
         and December 31, 2005                                               4

         Statements of Changes in Net Assets in Liquidation for the
         Three and Six Months Ended June 30, 2006 and 2005                   5

         Condensed Notes to Unaudited Interim Financial Statements          6-10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND PLAN OF LIQUIDATION                                           11-12

ITEM 3.  CONTROLS AND PROCEDURES                                             13

PART II - OTHER INFORMATION                                                  14

ITEM 1.  LEGAL PROCEEDINGS                                                   14

ITEM 2C. DISCLOSURE OF ANY REPURCHASE OF COMPANY STOCK                       14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    14

SIGNATURES                                                                   15

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
                     Statements of Net Assets in Liquidation
                    as of June 30, 2006 and December 31, 2005
                             (amounts in thousands)


                                                                                  June 30,           December 31,
                                                                                    2006                 2005
                                                                                 (unaudited)
                                                                              ------------------   ------------------
    ESTIMATED VALUES OF ASSETS OF THE COMPANY
      Cash and cash equivalents                                                $         2,996      $         1,823
      Investment in debt securities                                                     11,537               11,537
      Other receivables, net                                                               630                  819
      Federal income tax receivable                                                         --                1,290
      Other assets                                                                          35                   98
      Estimated future interest income                                                     375                  501
                                                                              ------------------   ------------------
                   Total estimated assets                                               15,573               16,068
                                                                              ------------------   ------------------

    ESTIMATED LIABILITIES OF THE COMPANY

      Notes payable                                                                         --                  313
      Accounts payable and accrued liabilities                                             220                  254
      Estimated future operating costs and settlement reserves
        during the liquidation period                                                    8,037                9,167
                                                                              ------------------   ------------------
                   Total estimated liabilities                                           8,257                9,734
                                                                              ------------------   ------------------

    NET ASSETS IN LIQUIDATION                                                  $         7,316      $         6,334
                                                                              ==================   ==================





















   See accompanying condensed notes to unaudited interim financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
          Unaudited Statements of Changes in Net Assets in Liquidation
            For the Three and Six Months Ended June 30, 2006 and 2005
                             (amounts in thousands)



                                              For the three months ended            For six months
                                                                                         ended
                                            ------------------------------- --------------------------------
                                               June 30,        June 30,        June 30,         June 30,
                                                 2006            2005            2006             2005
                                                              (restated)                       (restated)
                                            ----------------------------------------------------------------
Net assets in liquidation as previously
reported                                     $      6,491    $      5,689    $       6,334    $      5,474

Change in income taxes                                 --           1,290               --           1,290

Net loss from operations during
  liquidation                                         (25)            (25)             (57)            (37)

Change in Estimate of:
  Settlement reserve                                  650              --              650              --
  Future interest income                               --              --              189             264
  Notes payable                                       200              --              200
  Future operation costs during
    liquidation period                                 --             (59)              --             (96)
                                            --------------- --------------- ---------------- ---------------

Net Assets in Liquidation                    $      7,316    $      6,895    $       7,316    $      6,895
                                            =============== =============== ================ ===============



















  See accompanying condensed notes to unaudited interim financial statements.

                 CHADMOORE WIRELESS GROUP, INC. AND SUBSIDIARIES
            Condensed Notes to Unaudited Interim Financial Statements
                                  June 30, 2006


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


ESTIMATED VALUES OF ASSETS OF THE COMPANY

The estimated assets of Chadmoore that are set forth in the June 30, 2006 "Statements of Net Assets in Liquidation" have been presented on the following basis:

     (a) Chadmoore classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments, with maturities of three months or less at time of purchase. Cash and cash equivalents are stated at fair value. Generally, cash balances held in financial institutions may be in excess of federally insured amounts.

     (b) Investment in debt securities include both held-to-maturity securities and available-for-sale securities. Securities with maturities prior to February 22, 2007 are considered held-to-maturity securities and total $10,935,857 at June 30, 2006. They are carried at par value with an accrual in future estimated income for expected earnings to the total settlement amount. Management intends to hold these securities until their maturity due dates. These securities mature as follows:

                                                                June 30, 2006
                                   Par Value                    Market Value
         ------------------------ --------------------------------------------
         Within one year          $10,935,857                    $10,894,555
         ------------------------ --------------------------------------------

Those debt securities with maturities after February 22, 2007 are classified as available-for-sale securities and total $601,142 at June 30, 2006. Available-for-sale securities are carried at market value with any periodic unrealized gain or loss recorded as an adjustment in the Statement of Changes in Net Assets in Liquidation and an accrual for estimated income for expected earnings through February 22, 2007. These securities mature as follows:

         --------------------------------------- -----------------------------
         Within one year                         $0
         --------------------------------------- -----------------------------
         One year to three years                 $0
         --------------------------------------- -----------------------------
         Over three years                        $601,142
         --------------------------------------- -----------------------------

     (c) Estimated future interest income is reviewed quarterly by management based upon future expected cash flows. As a result of the review at March 31, 2006, estimated future interest income was increased by $189,000 to reflect recent increases in the average market interest rates and an anticipated increase in available cash as a result of the federal income tax receivable. At June 30, 2006, the estimated future interest income represented about 5.1% of Chadmoore's estimated net assets in liquidation. The estimated future interest income of $375,000 on Chadmoore's cash holdings and investment in debt securities represents management's estimate of future interest earnings based on an average market rates of interest over the remaining liquidation period. Actual interest income will likely differ from management's current estimate.
     (d) Other assets represent primarily prepayments of future operating costs.
     (e) Other receivables, net, are carried at their expected collectible amounts and pertain, primarily, to funds held by Nextel to offset any potential liabilities that might occur from any unknown or unanticipated, unpaid state taxes. During the quarter ended June 30, 2006, Chadmoore collected $191,960 from the escrow account and is working with counsel to obtain tax certificates of good standing in about 10 remaining states in which Chadmoore operated. Though a somewhat lengthy and detailed process, management believes it will collect substantially all of the funds held by Nextel.
     (f) Federal income tax receivable at December 31, 2005 represents the refund amount received during the second quarter of 2006 for losses incurred for years 2003 and 2004 carried back and applied against the gain recorded in 2002 as a result of the sale of assets to Nextel.


ESTIMATED LIABILITIES OF THE COMPANY

The estimated liabilities of Chadmoore that are set forth in the June 30, 2006 "Statement of Net Assets in Liquidation" have been presented on the following basis:

     (a) Notes payable represent non-interest bearing amounts owed in connection with the purchase of licenses from licensees and are recorded at their estimated settlement amounts. Chadmoore originally recorded notes payable of about $6.7 million for purchase of the Goodman/Chan licenses. (See Form 10-QSB for the Company, dated June 30, 2002, for detail disclosure of the Goodman/Chan proceedings,) That amount was reduced to $4.7 million through payments and settlement of outstanding balances prior to the initial liquidation accounting. A liquidation trust was established for the purpose of settling the remaining outstanding Goodman/Chan claims. The liquidation trust resolved the bulk of these contingent claims by distributing $1,039,000 to 546 license holders. Approximately 60 potential claimants, with estimated potential claims of $200,000, could not be found or did not respond to settlement letters mailed to them. Chadmoore has made every effort to locate these remaining potential claimants, including the hiring of a skip/trace firm. The liquidation trust was dissolved during the quarter ended March 31, 2006, the remaining balance in the trust account of $932,659 was returned to Chadmoore and the estimated liability of $200,000 for Goodman/Chan notes payable was reduced to $-0- during the quarter ended June 30, 2006.
     (b) Accounts payable and accrued liabilities include all amounts that remain unpaid for liquidation activities.
     (c) Chadmoore recorded amounts for estimated future operating costs during liquidation and for settlement reserves on January 29, 2002, when the Company adopted the liquidation basis of accounting. The table presented below summarizes the estimated amounts as of December 31, 2005, changes in estimates, and the actual costs that have been incurred and paid during the period from January 1, 2006 through June 30, 2006.

                                                                 Change in
                                              As of              estimates           Incurred           As of
                                          Dec. 31, 2005        during period         and paid       June 30, 2006
                                         ----------------     ----------------     -------------    --------------
                    Compensation for
               liquidation personnel      $          407      $            --       $      (182)     $        225

            Insurance, utilities and
                   facility expenses                 140                   --               (62)               78

              Legal, audit and other
                   professional fees                 317                   --              (236)               81

                  Settlement reserve               8,303                 (650)               --             7,653
                                         ----------------     ----------------     -------------    --------------
              Total estimated future
                 operating costs and
                 settlement reserves      $        9,167       $         (650)      $      (480)     $      8,037
                                         ================     ================     =============    ==============

In view of the expected duration of the liquidation period until February 22, 2007, and the provision in Colorado law that Chadmoore maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all known and unknown contingent claims, Chadmoore established a settlement reserve upon the adoption of liquidation basis accounting on January 29, 2002. The amount of the settlement reserve is $7.7 million at June 30, 2006.

The majority of this settlement reserve at June 30, 2006, $7.0 million, relates to contingencies involving the resolution of various federal taxation issues. Other matters covered by this reserve include existing litigation and claims, and settlement of existing liabilities. This reserve has been established for matters for which there is insufficient information upon which management can reasonably estimate a settlement amount, or where the ultimate settlement amount will be based on future events which management cannot reasonably predict at this time. The outcome of these contingencies may involve litigation, the ultimate outcome of which cannot be determined at this time. During the quarter ended June 30, 2006, management, relying on input from outside litigation counsel, reduced the settlement reserve by $650,000 for potential litigation claims. Accordingly, management believes the range of possible estimated settlements is from $0 to $7.7 million.

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

NOTE 3 -  RESTATEMENT

During the quarter ended September 30, 2005, Chadmoore discovered that operating and capital losses incurred during fiscal 2004 could be carried back to offset taxes paid on the gain on sale from 2002. Chadmoore further discovered that capital losses from fiscal 2003 could be carried back to recover taxes paid on the gain on sale from 2002. Chadmoore has restated its financial statements as of June 30, 2005 and for the period ended June 30, 2005 for the items discussed above. The correction of the error resulted in an adjustment that increased Net Assets in Liquidation by $1,290,000.


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

Subsequently, on May 23, 2003, American Tower filed suit in the Clark County Nevada District Court seeking redress for its claims of breach of contract, without specifying the damages sought. Chadmoore timely filed its answer on June 16, 2003 denying American Tower's claims. The parties have exchanged pre-trial documentation and witness lists for discovery purposes, and depositions have been taken. Discovery is now closed. A bench trial is set for August 2006. Currently, management cannot forecast the actual outcome of this litigation, nor can it provide a timetable for when this matter will be concluded.

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


NOTE 5- RELATED PARTY TRANSACTIONS

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

In order to reduce liquidation costs, Chadmoore's full-time staff has been reduced to two remaining officers who are handling all remaining liquidation issues. Under Colorado law, Chadmoore will remain in existence as a non-operating entity for five years from February 22, 2002 and will maintain liquid assets to cover any remaining liabilities and pay operating costs during the dissolution period. During the dissolution period, Chadmoore will attempt to convert its remaining assets to cash and settle its liabilities as expeditiously as possible.


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

The valuation of assets and liabilities requires many estimates and assumptions by management and actual values may vary greatly from estimates. The majority of Chadmoore's assets have been liquidated and the amounts and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the ultimate settlement amounts of Chadmoore's liabilities and obligations, actual cost incurred in connection with carrying out the Plan including administrative costs during the liquidation period, and the time frame it takes to complete the liquidation. During the first quarter of 2006, Chadmoore recorded an increase in the estimated value of future interest income of $189,000 to reflect rising interest rates and an anticipated increase in available cash as a result of the federal income tax receivable. During the quarter ended June 30, 2006, Chadmoore recorded a decrease in its estimated liabilities by reducing the estimate for notes payable related to Goodman/Chan from $200,000 to $-0- and its settlement reserve from $8.3 million to $7.7 million, or $650,000, to reflect changes in anticipated settlement of previously recorded litigation claims.


LIQUIDITY AND CAPITAL RESOURCES

Chadmoore's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values for such assets and to settle all claims on terms most favorable to Chadmoore. The liquidation of remaining assets is expected to be concluded prior to the fifth anniversary of the filing of the Certificate of Dissolution in Colorado by a final liquidating distribution directly to shareholders of record. The initial cash distribution under the Plan was made on July 12, 2002 in the aggregate amount of $22.7 million, or about $.3323 per share. On February 28, 2003, a second distribution of cash in the aggregate amount of $4.3 million, or $.061967 per share, was initiated. On December 5, 2003, a third distribution of cash in the aggregate amount of $7.0 million, or $.101464 per share was made to shareholders of record. As of June 30, 2006, Chadmoore had distributed an aggregate of about $34 million, or $.4957 per share. Remaining net assets available for distribution to shareholders as of June 30, 2006, assuming assets are realized and liabilities are settled at their estimated amounts, are currently estimated to be about $7.3 million, or $.11 per equivalent share. Should Chadmoore not have to payout any of the settlement reserves, shareholders could expect to receive up to an additional $7.7 million, or $.11 per equivalent share. The actual nature, amount and timing of future distributions will be determined by the board of directors in its sole discretion, and will depend primarily upon a variety of factors, including, but not limited to, the resolution of those items included in the settlement reserve and actual costs incurred in carrying out the Plan.

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


ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Chadmoore, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of Chadmoore's disclosure controls and procedures as of June 30, 2006 (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that Chadmoore's disclosure controls and procedures were effective going forward for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that it files under the Exchange Act.


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

2. PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 13, 2003, American Tower Corporation ("American Tower") submitted to Chadmoore a notice of default under several license agreements, which existed earlier between American Tower and Chadmoore. American Tower sought immediate payment of an outstanding balance of approximately $234,000. On March 19, 2003, Chadmoore formally responded to American Tower's notice, rejected its demand, and indicated that Chadmoore believes it has no legal duty to continue to make any payments to American Tower on the basis of the agreements. Subsequently, on May 23, 2003, American Tower filed suit in the Clark County Nevada District Court seeking redress for its claims of breach of contract, without specifying the damages sought. Chadmoore timely filed its answer on June 16, 2003 denying American Tower's claims. The parties have exchanged pre-trial documentation and witness lists for discovery purposes, and depositions have been taken. Discovery is now closed. A bench trial is set for August 2006. Currently, management cannot forecast the actual outcome of this litigation, nor can it provide a timetable for when this matter will be concluded.

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

There were no repurchases of Chadmoore common stock during the three months ended June 30, 2006.

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

                                Date: August 14, 2006